Form 10-Q
period 2004-09-30
American Casino & Entertainment Properties LLC
filed 2004-12-01
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-118149

American Casino & Entertainment Properties LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Las Vegas Boulevard South Las Vegas, NV (Address of principal executive offices)	89104 (Zip Code)

(702) 383-5242

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In $000’s)

ASSETS

Current Assets:

Cash and cash equivalents	$58,488	$77,258

Cash and cash equivalents-restricted	447	—

Marketable securities	—	4,200

Investments-restricted	2,546	2,973

Accounts receivable, net	3,965	4,051

Related party receivables	354	233

Deferred income taxes	3,232	2,982

Other current assets	9,864	9,213

Total Current Assets	78,896	100,910

Property and Equipment, Net	318,664	324,548

Other Assets:

Debt issuance and deferred financing costs, net	7,562	272

Lessee incentive	417	567

Other receivable	—	84

Deferred income taxes	60,738	54,357

Total Other Assets	68,717	55,280

Total Assets	$466,277	$480,738

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:

Accounts payable-trade	$2,944	$5,048

Accounts payable-construction	805	805

Accrued expenses	20,763	17,801

Accrued payroll and related expenses	11,339	12,395

Current portion of capital lease obligation	444	436

Current portion of notes payable to related party	—	14,796

Total Current Liabilities	36,295	51,281

Long-Term Liabilities:

Notes payable to related party	—	86,456

Notes payable	215,000	—

Accrued lessee incentive	568	568

Capital lease obligations, less current portion	3,413	3,555

Deferred income taxes	—	5,134

Other	5,257	3,399

Total Long-Term Liabilities	224,238	99,112

Total Liabilities	260,533	150,393

Commitments and Contingencies (note 3)

Stockholder’s Equity:

Common stock	—	10

Additional paid-in-capital	171,396	293,460

Retained earnings	34,348	36,875

Total Stockholder’s Equity	205,744	330,345

Total Liabilities and Stockholder’s Equity	$466,277	$480,738

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2004 and 2003

	Three Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In $000’s)

Revenues:

Casino	$42,188	$37,382

Hotel	12,893	11,910

Food and beverage	16,705	14,456

Tower, retail and other income	9,169	8,362

Gross Revenues	80,955	72,110

Less promotional allowances	5,816	5,153

Net Revenues	75,139	66,957

Costs and Expenses:

Casino	15,386	15,684

Hotel	6,509	5,776

Food and beverage	12,292	11,016

Other operating expenses	3,890	3,486

Selling, general and administrative	20,926	18,876

Depreciation and amortization	5,594	4,855

Total Costs and Expenses	64,597	59,693

Income From Operations	10,542	7,264

Other income (expense):

Interest income	37	94

Interest expense	(4,592)	(1,331)

Gain (Loss) on sale of assets	(125)	(294)

Total Other Expense, net	(4,680)	(1,531)

Income Before Income Taxes	5,862	5,733

Provision for Income Taxes	1,661	2,187

Net Income	$4,201	$3,546

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In $000’s)

Revenues:

Casino	$124,579	$111,380

Hotel	40,616	35,482

Food and beverage	50,125	44,303

Tower, retail and other income	25,749	22,902

Gross Revenues	241,069	214,067

Less promotional allowances	17,561	16,557

Net Revenues	223,508	197,510

Costs and Expenses:

Casino	46,568	46,304

Hotel	18,045	16,341

Food and beverage	35,956	33,149

Other operating expenses	10,456	10,777

Selling, general and administrative	58,253	56,663

Depreciation and amortization	17,908	15,127

Total Costs and Expenses	187,186	178,361

Income From Operations	36,322	19,149

Other income (expense):

Interest income	992	364

Interest expense	(14,339)	(4,086)

Gain (Loss) on sale of assets	19	(209)

Total Other Expense, net	(13,328)	(3,931)

Income Before Income Taxes	22,994	15,218

Provision for Income Taxes	7,605	6,581

Net Income	$15,389	$8,637

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In $000’s)

Cash Flows From Operating Activities:

Net income	$15,389	$8,637

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,908	15,127

(Gain) Loss on sale or disposal of assets	(19)	209

Provision for deferred income taxes	2,830	3,193

Changes in operating assets and liabilities:

Restricted Cash	(447)	(482)

Accounts receivable, net	86	93

Other current assets	458	2,862

Accounts payable — trade	(2,104)	(1,468)

Accrued expenses	1,890	7,344

Net Cash Provided by Operating Activities	35,991	35,515

Cash Flows From Investing Activities:

Increase (decrease) in investments restricted	427	(200)

Proceeds from sale of marketable securities	4,200	—

Acquisition of property and equipment	(12,320)	(16,660)

Related party receivables	(121)	(150)

Cash proceeds from sale of property and equipment	399	287

Net Cash Used in Investing Activities	(7,415)	(16,723)

Cash Flows From Financing Activities:

Debt issuance and deferred financing costs	(1,363)	—

Proceeds from notes payable	215,000	—

Member contribution	28,219	—

Capital distribution	(187,816)	—

Payments of related party notes payable	(101,252)	(3,206)

Payments on capital lease obligation	(134)	—

Net Cash Used in Financing Activities	(47,346)	(3,206)

Net (decrease) increase in cash and cash equivalents	(18,770)	15,586

Cash and cash equivalents — beginning of period	77,258	59,343

Cash and cash equivalents — end of period	$58,488	$74,929

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$10,966	$4,223

Non-Cash Investing and Financing Activities:

Net assets contributed by parent	$6,886	$—

Change in tax asset related to acquisition	$12,721	$3,549

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional
	Common	Paid-in-	Retained	Total
	Stock	capital	Earnings	Equity

	(Unaudited)
	(In $000’s)

Balances at December 31, 2002	$10	$243,750	$16,193	$259,953

Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	—	49,710	—	49,710

Net income	—	—	20,682	20,682

Balances at December 31, 2003	$10	$293,460	$36,875	$330,345

Cancellation of common shares	(10)	10	—	—

Change in deferred tax asset related to acquisition	—	12,721	—	12,721

Contributions	—	35,105	—	35,105

Distributions	—	(169,900)	(17,916)	(187,816)

Net income	—	—	15,389	15,389

Balances at September 30, 2004	$—	$171,396	$34,348	$205,744

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The Company

      American Casino & Entertainment Properties LLC (“ACEP”) was formed in Delaware on December 29, 2003. ACEP is comprised of American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC, and Stratosphere Development, LLC, an entity controlled by Stratosphere Corporation; Charlie’s Holding LLC and its wholly-owned subsidiaries Arizona Charlie’s, LLC, and its wholly owned subsidiary, Jetset Tours, LLC, and Fresca, LLC (collectively the “Company”). The Company operates integrated casinos, hotels, a retail and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada. All significant intercompany balances and transactions have been eliminated in consolidation.

      ACEP is a subsidiary, and its ultimate parent is American Real Estate Partners, L.P., a New York-based Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of November 1, 2004, affiliates of Carl C. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units which represent 86.5% of the outstanding Preferred Units and Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.

      On January 29, 2004, ACEP and its subsidiary, American Casino & Entertainment Properties Finance Corp. (“ACEF”) issued $215,000,000 in aggregate principal amount of 7.85% Senior Secured Notes due 2012. ACEF was formed solely for the purpose of serving as co-issuer on the notes. ACEF does not have any operations or assets and does not have any revenues. The net proceeds from the sale of the notes have been used in connection with the acquisition of the two Arizona Charlie properties from affiliated parties described above ($125.9 million), to repay intercompany debt ($43.8 million) and for distributions ($44.0 million). The notes have a fixed annual interest rate of 7.85%, which will be paid every six months on February 1 and August 1, commencing August 1, 2004. Pending consummation of the acquisitions, the perfection of security interests in the assets of the properties acquired, the receipt of all necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and certain other events, the net proceeds of the offering, together with an additional amount sufficient to fund a special redemption obligation, were held in escrow in a note proceeds account. On May 26, 2004, upon closing of the acquisitions, perfection of such security interests, receipt of necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and certain other events, the funds held in escrow in the note proceeds account and additional cash on hand were used in connection with the acquisitions to repay intercompany indebtedness, to fund distributions to ACEP’s parent company and to pay related fees and expenses.

      ACEP owns and operates three gaming and entertainment properties in Las Vegas, Stratosphere Casino Hotel & Tower (“Stratosphere”), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation, which is wholly-owned by Carl C. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and was completed on May 26, 2004. The purchase price was $125.9 million. Additionally, ACEP entered into a contribution agreement with its direct parent, American Entertainment Properties Corp., and its direct parent, American Real Estate Holdings Limited Partnership, or AREH, in which AREH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation, which was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Control Board. These transactions represent a merger of entities under the common control of Carl C. Icahn. Therefore, the historical cost basis of the underlying net assets was retained in the combination for all dates prior to May 26, 2004. These statements were presented on a combined basis. As a result of obtaining the formal approval from the gaming commission, the legal presentation now requires consolidation. Accordingly, the financial statements are referred to as consolidated.

2.	Basis of Presentation

      The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s 2003 audited consolidated financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these condensed consolidated financial statements be read in conjunction with the notes to the 2003 consolidated audited financial statements presented in the Registration Statement on Form S-4 relating to our 7.85% Senior Secured Notes due 2012, filed with the SEC on August 12, 2004, as amended (SEC File No. 333-118149).

      In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Reclassifications

      Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal presentation.

4.	Income Taxes

      The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes.

5.	Related Party Transactions

      Certain employees of the Company provide management and other administrative services to Atlantic Coast Entertainment Holdings, Inc., the company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey (the “Sands”). For the three and nine months ended September 30, 2004, the Company received $135,000 and $251,000, respectively, from the Sands for these services. For the three and nine months ended September 30, 2003, the Company received $47,000 and $144,000 for similar services provided in that period.

      In the three and nine months ended September 30, 2004, the Company paid approximately $44,000 and $125,000 to an affiliate for telecommunications services and paid approximately $39,000 and $122,000 to the affiliate for such services in the three and nine months ended September 30, 2003, respectively.

6.	Contingencies

      Tiffiny Decorating Company (“Tiffiny”), a subcontractor to Great Western Drywall (“Great Western”), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (Stratosphere Corporation, Stratosphere Development, LLC and American Real Estate Holdings Limited Partnership are herein collectively referred to as the “Stratosphere Parties”),

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada has been consolidated with the case brought by Tiffiny.

      The initial complaint brought by Tiffiny asserts that Tiffiny performed certain services on construction at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Stratosphere Parties, and the other defendants, which the Stratosphere Parties contend have been paid to Great Western for payment to Tiffiny.

      Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

      The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed on October 29, 2002 to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account and is classified in Accounts Payable — Construction on the Consolidated Balance Sheet. As a result, the Great Western base claim has been reduced to $3,213,579, the Tiffiny base claim has been reduced to $327,434 and the escrow balance has been reduced to $447,403 at September 30, 2004.

      The Early Case Conference in the Tiffiny case has already been concluded and initial documents and witnesses have been exchanged which has been the discovery to date, however, it is not possible to give an opinion as to probable outcome of the action. The case will proceed with discovery from this point forward until such time as a resolution is reached or the matter is brought to trial. The matter was preliminarily set for trial on April 14, 2003 but has been continued to February 22, 2005. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

7.	Subsequent Events

      On October 26, 2004, the SEC declared effective ACEP’s Registration Statement related to the exchange offer of its 7.85% Senior Secured Notes due 2012. The exchange offer expires on December 1, 2004, unless extended by ACEP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s branded properties are well-recognized casinos in their respective marketplaces. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, high-quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customer traffic to our properties.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Gross revenues for the quarter ended September 30, 2004 were $81.0 million, an increase of $8.8 million, or 12.3%, over the quarter ended September 30, 2003. Gross revenues at the Stratosphere for the quarter ended September 30, 2004 were $48.4 million, or 59.8% of ACEP’s gross revenues, an increase of $3.1 million as compared to gross revenues for the quarter ended September 30, 2003. Gross revenues at Arizona Charlie’s Decatur for the quarter ended September 30, 2004 were $21.1 million, or 26.1% of ACEP’s gross revenues, an increase of $3.1 million, or 17.0%, as compared to the prior year. This increase was primarily due to an increase in casino revenues for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Gross revenues at Arizona Charlie’s Boulder for the quarter ended September 30, 2004 were $11.4 million, or 14.1% of ACEP’s gross revenues, an increase of $2.7 million, or 30.5%, over the prior year. This increase was primarily due to an increase in slot revenues.

Casino Revenues

      Casino revenues during the quarter ended September 30, 2004 totaled $42.2 million, or 52.1% of ACEP’s total revenues. This is an increase of $4.8 million, or 12.9%, as compared to the quarter ended September 30, 2003. Slot machine revenues were $34.9 million, or 82.8% of total casino revenues, and table game revenues were $6.2 million, or 14.8% of casino revenues, for the quarter ended September 30, 2004 as compared to slot machine revenues of $30.1 million and table game revenues of $6.0 million for the quarter ended September 30, 2003.

      Casino revenues at the Stratosphere for the quarter ended September 30, 2004 were $17.5 million, an increase of $0.4 million, or 2.2%, over the quarter ended September 30, 2003, of which slot machine revenues were $12.4 million, or 71.0% of its casino revenues, and table game revenues were $4.9 million, or 28.1% of its casino revenues. For the quarter ended September 30, 2003, Stratosphere had slot machine revenues of $12.0 million and table game revenues of $4.8 million. Average win per slot machine per day at Stratosphere for the quarter ended September 30, 2004 was $102.85 as compared to $93.35 for the quarter ended September 30, 2003. This was due to a 4.5% decrease in slot units and an increase in slot hold.

      Casino revenues at Arizona Charlie’s Decatur were $16.5 million for the quarter ended September 30, 2004 as compared to $14.2 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, slot machine revenues were $15.2 million, or 91.9% of its casino revenues, and table game revenues were $0.8 million, or 4.8% of casino revenues. For the quarter ended September 30, 2003, at Arizona Charlie’s Decatur, slot machine revenues were 91.8% of casino revenues and table game revenues were 4.8% of casino revenues. Average win per slot machine per day at Arizona Charlie’s Decatur increased from $103.10 for the quarter ended September 30, 2003 to $129.45 for the quarter ended September 30, 2004 due to a decrease in slot units and an increase in floor traffic.

      Casino revenues at Arizona Charlie’s Boulder for the quarter ended September 30, 2004 were $8.2 million, an increase of $2.1 million as compared to $6.1 million for the quarter ended September 30, 2003. Slot revenues were $7.3 million, or 89.8% of its casino revenues, and table game revenues were $0.5 million, or 6.4% of its casino revenues, for the quarter ended September 30, 2004 as compared to $5.1 million and $0.5 million, respectively, for the quarter ended September 30, 2003. Average win per slot machine per day for the quarter ended September 30, 2004 was $117.39 as compared to $77.26 in the prior year. This increase was due to more aggressive marketing programs.

Non-Casino Revenues

      Hotel revenues for the quarter ended September 30, 2004 were $12.9 million, or 15.9% of ACEP’s total revenues. This represented an increase of $1.0 million, or 8.3%, from hotel revenues for the quarter ended September 30, 2003. Hotel revenues at the Stratosphere totaled $10.9 million for the quarter ended September 30, 2004 as compared to $10.3 million for the quarter ended September 30, 2003, an increase of 6.2%. Stratosphere hotel occupancy during the period was 92.7% as compared to 91.8% for the quarter ended September 30, 2003. Average daily room rate, or ADR, increased from $49.85 for the quarter ended September 30, 2003 to $52.40 for the quarter ended September 30, 2004 due to an increase in room demand. Hotel revenues at Arizona Charlie’s Decatur totaled $1.0 million for the quarter ended September 30, 2004, an increase of $0.1 million, or 17.3%, from hotel revenues for the quarter ended September 30, 2003. Occupancy increased from 83.0% for the quarter ended September 30, 2003 to 88.4% for the quarter ended September 30, 2004. Average daily rate increased for the quarter ended September 30, 2004 by 10.2% to $46.89. Hotel revenues at Arizona Charlie’s Boulder increased $0.2 million, or 25.6%, to $1.0 million for the quarter ended September 30, 2004. Occupancy increased from 49.3% for the quarter ended September 30, 2003 to 59.6% for the quarter ended September 30, 2004. Average daily rate increased for the quarter ended September 30, 2004 by 6.7% to $47.82.

      Food and beverage revenues for the quarter ended September 30, 2004 totaled $16.7 million, or 20.6% of ACEP’s total revenues, as compared to $14.5 million, or 20.0% of total revenues, for the quarter ended September 30, 2003. Food and beverage revenues at the Stratosphere increased 9.7% from $10.6 million for the quarter ended September 30, 2003 to $11.7 million for the quarter ended September 30, 2004. This was due to a 1.6% increase in food covers and price increases at several venues. Food and beverage revenues at Arizona Charlie’s Decatur increased 39.0% to $3.1 million for the quarter ended September 30, 2004. This increase was primarily due to the buffet being shutdown for renovations for the entire quarter last year. Food and beverage revenues at Arizona Charlie’s Boulder increased $0.3 million, or 21.6%, to $2.0 million for the quarter ended September 30, 2004.

      Tower, retail and other revenues increased $0.8 million, or 9.6%, for the quarter ended September 30, 2004. Tower, retail and other revenues at Stratosphere increased 14.3% from $7.3 million in the quarter ended September 30, 2003 to $8.3 million for the quarter ended September 30, 2004. Tower revenues increased $0.8 million, primarily due to the opening of our new thrill ride. Retail and other revenues at Arizona Charlie’s Decatur decreased $0.3 million to $0.5 million and retail and other revenues at Arizona Charlie’s Boulder remained flat at $0.3 million for the quarter ended September 30, 2004.

Promotional Allowances

      Promotional allowances represent the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. Promotional allowances for the quarter ended September 30, 2004 totaled $5.8 million, or 7.2% of gross revenues, as compared to $5.2 million, or 7.1% of gross revenues, for the quarter ended September 30, 2003. Promotional allowances at the Stratosphere were $2.9 million, or 6.0% of its gross revenues, for the quarter ended September 30, 2004, a decrease of 3.6% from $3.0 million, or 6.7% of its gross revenues, for the quarter ended September 30, 2003. This decrease was due primarily to less aggressive promotional policies. Promotional policies at Arizona Charlie’s Decatur were more aggressive for the quarter ended September 30, 2004 with an increase in allowances of $0.5 million to $1.8 million, or 8.6% of its gross revenues, as compared to 7.5% for the quarter ended September 30, 2003. Promotional allowances for the quarter ended September 30, 2004 at Arizona Charlie’s Boulder were $1.1 million, or 9.6% of gross revenues, as compared to 9.0% for the quarter ended September 30, 2003.

Operating Expenses

      Casino expenses for the quarter ended September 30, 2004 totaled $15.4 million, or 36.5% of total casino revenues, as compared to $15.7 million, or 42.0% of revenues, for the quarter ended September 30, 2003. Casino operating expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Casino operating expenses at the Stratosphere were $7.0 million, or 40.2% of its casino revenues, for the quarter ended September 30, 2004 as compared to $7.7 million, or 45.1% of its casino revenues, for the quarter ended September 30, 2003. This decrease of $0.7 million, or 8.9%, in casino operating expenses was primarily due to a reduction in payroll expense due to the installation of ticket in/ticket out machines offset, in part, by increased gaming taxes due to higher gaming volume. Casino expenses at Arizona Charlie’s Decatur increased $0.1 million, or 1.1%, but were only 30.4% of its casino revenues for the quarter ended September 30, 2004 as compared to 35.1% for the quarter ended September 30, 2003. Casino expenses at Arizona Charlie’s Boulder increased $0.3 million, or 11.3%, but were only 40.6% of its casino revenues for the quarter ended September 30, 2004 as compared to 49.2% for the quarter ended September 30, 2003. This was primarily due to a reduction in the cost of employee benefits at the Arizona Charlie’s casinos.

      Selling, general and administrative expenses increased $2.0 million, or 10.8%, to $20.9 million for the quarter ended September 30, 2004. Selling, general and administrative expenses at the Stratosphere were $12.8 million, or 26.5% of its gross revenues, for the quarter ended September 30, 2004 as compared to $11.6 million, or 25.5% of its gross revenues, for the quarter ended September 30, 2003. This increase of $1.3 million, or 11.1%, in operating expenses was due to increased payroll expense and for costs related to Sarbanes Oxley implementation. Selling, general and administrative expenses at Arizona Charlie’s Decatur were $5.0 million, or 23.5% of its gross revenues, for the quarter ended September 30, 2004 as compared to $4.4 million, or 24.3% of its gross revenues, for the quarter ended September 30, 2003. Selling, general and administrative expenses at Arizona Charlie’s Boulder totaled $3.1 million, or 27.4% of its gross revenues, for the quarter ended September 30, 2004 as compared to $2.9 million, or 33.5% of its gross revenues, for the quarter ended September 30, 2003.

Income from Operations

      Income from operations for the quarter ended September 30, 2004 was $10.5 million, an increase of $3.3 million, or 45.1%, from the quarter ended September 30, 2003. Income from operations at the Stratosphere for the quarter ended September 30, 2004 was $4.8 million as compared to $4.4 million for the quarter ended September 30, 2003. This increase of $0.4 million, or 8.0%, was due to increased revenues and cost containment programs. Income from operations at Arizona Charlie’s Decatur for the quarter ended September 30, 2004 was $4.9 million as compared to $3.7 million for the quarter ended September 30, 2003. This increase of $1.2 million, or 32.2%, was due to increased slot revenues. Income from operations at Arizona Charlie’s Boulder for the quarter ended September 30, 2004 was $0.8 million as compared to a loss of $0.9 million for the quarter ended September 30, 2003. This increase was primarily due to increased slot revenues.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Gross revenues for the nine months ended September 30, 2004 were $241.1 million, an increase of $27.0 million, or 12.6%, over the nine months ended September 30, 2003. Gross revenues at the Stratosphere for the nine months ended September 30, 2004 were $146.1 million, or 60.6% of ACEP’s gross revenues, an increase of $12.6 million, or 9.4%, over the nine months ended September 30, 2003. Gross revenues at Arizona Charlie’s Decatur for the nine months ended September 30, 2004 were $62.0 million, or 25.7% of ACEP’s gross revenues, an increase of $7.1 million, or 12.9%, as compared to the prior year. This increase was primarily due to an increase in casino revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Gross revenues at Arizona Charlie’s Boulder for the nine months ended September 30, 2004 were $32.9 million, or 13.7% of ACEP’s gross revenues, an increase of $7.3 million, or 28.5%, over the prior year. This increase was primarily due to an increase in slot revenues.

Casino Revenues

      Casino revenues during the nine months ended September 30, 2004 totaled $124.6 million, or 51.7% of ACEP’s total revenues. This is an increase of $13.2 million, or 11.9%, as compared to the nine months ended September 30, 2003. Slot machine revenues were $101.3 million, or 81.3% of total casino revenues, and table game revenues were $19.0 million, or 15.3% of casino revenues, for the nine months ended September 30, 2004 as compared to slot machine revenues of $90.1 million and table game revenues of $17.8 million for the nine months ended September 30, 2003.

      Casino revenues at the Stratosphere for the nine months ended September 30, 2004 were $53.6 million, an increase of $2.7 million, or 5.3%, over the nine months ended September 30, 2003, of which slot machine revenues were $37.4 million, or 69.8% of its casino revenues, and table game revenues were $15.0 million, or 28.0% of its casino revenues. For the nine months ended September 30, 2003, Stratosphere had slot machine revenues of $35.7 million and table game revenues of $14.1 million. Average win per slot machine per day at Stratosphere for the nine months ended September 30, 2004 was $102.49 as compared to $91.56 for the nine months ended September 30, 2003. This was due to a 4.5% decrease in the number of units compared to the prior year combined with an increase in floor traffic.

      Casino revenues at Arizona Charlie’s Decatur were $48.0 million for the nine months ended September 30, 2004 as compared to $43.2 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, slot machine revenues were $43.4 million, or 90.4% of its casino revenues, and table game revenues were $2.4 million, or 5.0% of casino revenues. For the nine months ended September 30, 2003, at Arizona Charlie’s Decatur, slot machine revenues were 91.0% of casino revenues and table game revenues were 5.0% of casino revenues. Average win per slot machine per day at Arizona Charlie’s Decatur increased from $104.05 for the nine months ended September 30, 2003 to $125.66 for the nine months ended September 30, 2004 due to a 2.7% decrease in the number of units compared to the prior year combined with an increase in floor traffic.

      Casino revenues at Arizona Charlie’s Boulder for the nine months ended September 30, 2004 were $23.0 million, an increase of $5.7 million as compared to $17.3 million for the nine months ended September 30, 2003. Slot revenues were $20.5 million, or 89.0% of its casino revenues, and table game revenues were $1.6 million, or 7.1% of its casino revenues, for the nine months ended September 30, 2004 as compared to $15.1 million and $1.6 million, respectively, for the nine months ended September 30, 2003. Average win per slot machine per day for the nine months ended September 30, 2004 was $109.99 as compared to $77.05 the prior year due to an increase in floor traffic.

Non-Casino Revenues

      Hotel revenues for the nine months ended September 30, 2004 were $40.6 million, or 16.8% of ACEP’s total revenues. This represented an increase of $5.1 million, or 14.5%, from hotel revenues for the nine months ended September 30, 2003. Hotel revenues at the Stratosphere totaled $34.4 million for the nine months ended September 30, 2004 as compared to $30.5 million for the nine months ended September 30, 2003, an increase of 12.8%. Stratosphere hotel occupancy during the period was 92.5% as compared to 89.3% for the nine months ended September 30, 2003. Average daily room rate, or ADR, increased from $51.11 for the nine months ended September 30, 2003 to $55.47 for the nine months ended September 30, 2004 due to an increase in room demand. Hotel revenues at Arizona Charlie’s Decatur totaled $3.1 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 21.5%, from hotel revenues for the nine months ended September 30, 2003. Occupancy increased from 83.5% for the nine months ended September 30, 2003 to 89.0% for the nine months ended September 30, 2004. Average daily rate increased for the nine months ended September 30, 2004 by 13.6% to $48.66. Hotel revenues at Arizona Charlie’s Boulder increased $0.7 million, or 28.1%, to $3.2 million for the nine months ended September 30, 2004. Occupancy increased from 51.0% for the nine months ended September 30, 2003 to 61.7% for the nine months ended

September 30, 2004. Average daily rate increased for the nine months ended September 30, 2004 by 11.9% to $48.24.

      Food and beverage revenues for the nine months ended September 30, 2004 totaled $50.1 million, or 20.8% of ACEP’s total revenues, as compared to $44.3 million, or 20.7% of total revenues, for the nine months ended September 30, 2003. Food and beverage revenues at the Stratosphere increased 10.2% from $31.8 million for the nine months ended September 30, 2003 to $35.0 million for the nine months ended September 30, 2004. This was due to a 4.0% increase in food covers and price increases at several venues. Food and beverage revenues at Arizona Charlie’s Decatur increased 24.3% to $9.2 million for the nine months ended September 30, 2004. This increase was primarily due to the buffet being shutdown for renovations for four months last year. Food and beverage revenues at Arizona Charlie’s Boulder increased $0.8 million, or 15.4%, to $5.9 million for the nine months ended September 30, 2004.

      Tower, retail and other revenues increased $2.8 million, or 12.4%, for the nine months ended September 30, 2004. Tower, retail and other revenues at Stratosphere increased 13.5%, from $20.4 million in the nine months ended September 30, 2003 to $23.2 million for the nine months ended September 30, 2004. Tower revenues increased $2.6 million, primarily due to the opening of our new thrill ride. Retail and other revenues at Arizona Charlie’s Decatur decreased $0.1 million to $1.7 million and retail and other revenues at Arizona Charlie’s Boulder increased $0.1 million to $0.8 million for the nine months ended September 30, 2004.

Promotional Allowances

      Promotional allowances represent the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. Promotional allowances for the nine months ended September 30, 2004 totaled $17.6 million, or 7.3% of gross revenues, as compared to $16.6 million, or 7.7% of gross revenues, for the nine months ended September 30, 2003. Promotional allowances at the Stratosphere were $8.9 million, or 6.1% of its gross revenues, for the nine months ended September 30, 2004, a decrease of 7.0% from $9.6 million, or 7.2% of its gross revenues for the nine months ended September 30, 2003. This decrease was due primarily to less aggressive promotional policies. Promotional policies at Arizona Charlie’s Decatur were more aggressive for the nine months ended September 30, 2004 with an increase of $1.0 million to $5.4 million, or 8.7% of its gross revenues, as compared to 8.0% for the nine months ended September 30, 2003. Promotional allowances for the nine months ended September 30, 2004 at Arizona Charlie’s Boulder were $3.2 million, or 9.8% of gross revenues, as compared to 10.0% for the nine months ended September 30, 2003.

Operating Expenses

      Casino expenses for the nine months ended September 30, 2004 totaled $46.6 million, or 37.4% of total casino revenues, as compared to $46.3 million, or 41.6% of revenues, for the nine months ended September 30, 2003. Casino operating expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Casino operating expenses at the Stratosphere were $22.0 million, or 41.1% of its casino revenues, for the nine months ended September 30, 2004 as compared to $22.5 million, or 44.2% of its casino revenues, for the nine months ended September 30, 2003. This decrease of $0.5 million, or 2.1%, in casino operating expenses was primarily due to a reduction in payroll expense due to the installation of ticket in/ticket out machines offset, in part, by increased gaming taxes due to higher gaming volume. Casino expenses at Arizona Charlie’s Decatur decreased $0.1 million, or 0.3%, but were only 31.3% of its casino revenues for the nine months ended September 30, 2004 as compared to 34.9% of its casino revenues for the nine months ended September 30, 2003. Casino expenses at Arizona Charlie’s Boulder increased $0.8 million, or 9.1%, but were only 41.5% of its casino revenues for the nine months ended September 30, 2004 as compared to 50.5% of its casino revenues for the nine months ended September 30, 2003. This was primarily due to a reduction in the cost of employee benefits at the Arizona Charlie’s casinos.

      Selling, general and administrative expenses increased $1.6 million, or 2.8%, to $58.3 million for the nine months ended September 30, 2004. Selling, general and administrative expenses at the Stratosphere were

$35.6 million, or 24.4% of its gross revenues, for the nine months ended September 30, 2004 as compared to $33.9 million, or 25.4% of its gross revenues, for the nine months ended September 30, 2003. This increase of $1.7 million, or 5.0%, in operating expenses was due primarily to an increase in payroll expense. Selling, general and administrative expenses at Arizona Charlie’s Decatur were $14.1 million, or 22.7% of its gross revenues, for the nine months ended September 30, 2004 as compared to $13.8 million, or 25.1% of its gross revenues, for the nine months ended September 30, 2003. Selling, general and administrative expenses at Arizona Charlie’s Boulder totaled $8.6 million, or 26.1% of its gross revenues, for the nine months ended September 30, 2004 as compared to $9.0 million, or 35.1% of its gross revenues, for the nine months ended September 30, 2003.

Income from Operations

      Income from operations for the nine months ended September 30, 2004 was $36.3 million, an increase of $17.2 million, or 89.7%, from the nine months ended September 30, 2003. Income from operations at the Stratosphere for the nine months ended September 30, 2004 was $20.4 million as compared to $12.4 million for the nine months ended September 30, 2003. This increase of $7.9 million, or 63.7%, was due to increased revenues and cost containment programs. Income from operations at Arizona Charlie’s Decatur for the nine months ended September 30, 2004 was $13.4 million as compared to $10.5 million for the nine months ended September 30, 2003. This increase of $2.9 million, or 27.4%, was due to increased slot revenues. Income from operations at Arizona Charlie’s Boulder for the nine months ended September 30, 2004 was $2.5 million as compared to a loss of $3.8 million for the nine months ended September 30, 2003. This increase was primarily due to increased slot revenues and reduced employee benefit costs.

Liquidity and Capital Resources

      We completed the acquisitions of three Las Vegas, Nevada gaming and entertainment properties from affiliated parties on May 26, 2004. We applied the net proceeds from the offering of our $215 million principal amount of notes to pay the acquisition price for the two Arizona Charlie properties of $125.9 million, repay indebtedness owed to our parent of $43.8 million, make a distribution to our parent of $44.0 million and pay fees and expenses of the offering.

      Pending consummation of the acquisitions, the perfection of security interests in the assets of the properties acquired, the receipt of all necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and certain other events, the net proceeds of the offering, were held in escrow in a note proceeds account, together with an additional amount sufficient to fund a special redemption obligation if, among other things, the acquisitions were not completed by August 31, 2004. Upon closing of the acquisitions, perfection of such security interests, receipt of necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and such other events, the funds held in escrow in the note proceeds account and additional cash on hand were used in connection with the acquisitions, to repay intercompany indebtedness, to fund distributions to our parent company and to pay related fees and expenses.

      At September 30, 2004, we had cash and cash equivalents of $58.8 million. Upon the release of funds from the escrow account, we retained an amount equal to accrued interest through the date of release, May 26, 2004, plus an amount equal to estimated unpaid fees and expenses related to the notes offering.

      We expect to fund our operating and capital needs, as currently contemplated, with operating cash flows and, if necessary, borrowings under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants, until January 29, 2008.

      We met our capital requirements in 2003 through net cash from operating activities. For the nine months ended September 30, 2004, net cash provided by operating activities totaled approximately $36.0 million and cash used for investing activities totaled $7.4 million, compared to approximately $35.5 million provided by operating activities and $16.7 million used in investing activities for the nine months ended September 30, 2003.

      Management believes borrowings available under the senior secured revolving credit facility and operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the notes and the terms of the senior secured revolving credit facility, additional financing through bank borrowings or debt or equity financings. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2004, such ratio was 4.2 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreement to occupy manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10.0 million.

      Additionally, our senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At September 30, 2004, there were not any borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At September 30, 2004, these ratios were 82.6 to 1.0 and 0.1 to 1.0, respectively.

      The following table summarizes contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations, and capital leases at September 30, 2004.

	Payments Due by Period

		Less than			After
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)

Long-term debt	$215,000	$—	$—	$—	$215,000

Interest on long-term debt	126,651	16,878	50,632	33,755	25,386

Commitment fee on credit line	334	100	234	—	—

Capital leases	11,211	660	1,980	1,235	7,336

Total cash obligations	$353,196	$17,638	$52,846	$34,990	$247,722

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At September 30, 2004, there were no borrowings under the facility.

      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $226 million as of September 30, 2004.

      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Forward-Looking Statements

      We are including the following cautionary statement in this report to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future performance generally, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and competition. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

      We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face, including those set forth in the section of our and American Casino & Entertainment Properties Finance Corp.’s Form S-4 (SEC File No. 333-118149), declared effective by the Securities and Exchange Commission on October 26, 2004, and any post-effective amendments filed, thereto. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	We face substantial competition in the hotel and casino industry.

•	We compete with the continued growth of gaming on Native American tribal lands, particularly in California.

•	The existence of legalized gambling in other jurisdictions may reduce the number of visitors to Las Vegas.

•	The gaming industry is highly regulated and the Nevada gaming authorities and state and municipal licensing authorities have significant control over our operations.

•	Potential changes in the tax or regulatory environment could increase our expenses and reduce our cash flow.

•	Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

•	Our properties rely exclusively on the Las Vegas economic market, and changes adversely impacting that market could reduce our revenues and cash flow.

•	Our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital.

•	Our properties use significant amounts of water and a water shortage may adversely affect our operations.

•	The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.

•	The opening of the Las Vegas Monorail may divert customers from our properties to other competitors whose properties are more conveniently accessed by the monorail system.

•	An increase in the cost of health care benefits could have a negative impact on our profitability.

•	We may incur higher costs or work slow-downs or stoppages due to union activities in Las Vegas.

•	Our stockholder and its control person could exercise its influence to the detriment of the note holders.

•	We are heavily dependent on the Stratosphere for a large percentage of our operating cash flow and Arizona Charlie’s Boulder has a history of negative operating cash flow.

•	Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us.

•	We may be subject to the pension liabilities of our affiliates.

•	Our insurance coverage may not be adequate to cover all possible losses that the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

•	Our substantial indebtedness could reduce our cash flow and prevent us from fulfilling our obligations under the notes.

•	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

•	The terms of the senior secured revolving credit facility and other agreements we may enter into may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

•	Our failure to comply with the covenants contained in the senior secured revolving credit facility, the indenture governing the notes or any other agreement governing our first-priority lien debt, including our failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our financial condition.

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

      Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 4.	Controls and Procedures

      a. As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      b. During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ DENISE BARTON

Denise Barton
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: December 1, 2004

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II-1