Form 10-K
period 2004-12-31
American Casino & Entertainment Properties LLC
filed 2005-03-16
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number 333-118149

American Casino & Entertainment Properties LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Las Vegas Boulevard South
Las Vegas, NV	89104
(Address of registrant’s principal executive offices)	(Zip Code)

(702) 380-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, none of the voting and non-voting common equity was held by non-affiliates.

The registrant’s common equity is not listed or traded on any exchange or market.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2004

i

PART I

ITEM 1. BUSINESS

GENERAL

We were formed in Delaware on December 29, 2003. Our executive offices are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104 and our telephone number is (702) 380-7777.

American Casino & Entertainment Properties LLC is a holding company that conducts its operations through its direct and indirect wholly-owned subsidiaries. These subsidiaries are American Casino & Entertainment Properties Finance Corp.; Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation, Stratosphere Advertising Agency and Stratosphere Leasing, LLC; Stratosphere Development LLC, an entity controlled by Stratosphere Corporation; and Charlie’s Holding LLC and its wholly-owned subsidiaries, Arizona Charlie’s, LLC, Jetset Tours LLC and Fresca, LLC. Unless the context indicates otherwise, all references to “American Casino & Entertainment Properties LLC,” “ACEP,” the “Company,” “we,” “our,” “ours” and “us” refer to American Casino & Entertainment Properties LLC and include our subsidiaries.

ACEP is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of December 31, 2004, affiliates of Mr. Carl C. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for its operating subsidiaries and investments. The general partner of AREH is API.

We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been previously owned by AREH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Mr. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002.

On January 5, 2004, we entered into a membership interest purchase agreement with Mr. Icahn and one of his affiliated entities in which we agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns indirectly Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, for $125.9 million

On January 5, 2004, we also entered into a contribution agreement with our direct parent, American Entertainment Properties Corp, or AEP, and our indirect parent, AREH, in which AREH agreed to contribute to us 100% of the outstanding capital stock of Stratosphere Corporation.

On January 29, 2004, ACEP and its subsidiary, American Casino & Entertainment Properties Finance Corp., or ACEF, issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. ACEF was formed solely for the purpose of serving as co-issuer of the notes. ACEF does not have any operations or assets and does not have any revenues. The net proceeds from the sale of the notes have been used in connection with the acquisition, in May 2004, of the two Arizona Charlie’s properties to repay debt to AREH and its subsidiaries and for distributions to our direct parent, American Entertainment Properties Corp., or AEP.

We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties include the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s branded properties are well-recognized casinos in their respective marketplaces. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, high-quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of entertainment attractions found nowhere else in Las Vegas. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customer traffic to our properties.

OUR GAMING AND ENTERTAINMENT PROPERTIES

Stratosphere

The Stratosphere is situated on approximately 31 acres of land located at the northern end of the Las Vegas Strip and is a tourist-oriented gaming and entertainment destination property. The Stratosphere operates the Stratosphere Tower, a hotel, a casino and a retail center. The parking facility accommodates approximately 4,000 cars.

The Stratosphere is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. Standing

1,149 feet above the Las Vegas Strip, the Stratosphere Tower is visible from all directions, including from McCarran International Airport.

Casino

The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,400 slot machines, 48 table games, and a race and sports book. The Stratosphere has converted 92% of its video poker and slot machines to ticket-in/ticket-out technology.

For the years ended December 31, 2004, 2003 and 2002, approximately 70.6%, 70.1% and 72.4%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 27.4%, 28.0% and 26.8%, respectively, by table games. The Stratosphere derives its other gaming revenue from the race and sports book, which primarily serves to attract customers for slot machines and table games.

Hotel, Food and Beverage

The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square-foot resort pool and recreation area with a café, cocktail bar, private cabanas and a fitness center located on the 8th floor. Beach Club 25, located on the 25th floor, provides a secluded adult pool. We are currently in the process of refurbishing approximately 1,400 of our guest rooms, which is expected to be completed in 2005.

The Stratosphere offers seven themed restaurants and four lounges, two of which feature live entertainment. Our premier restaurant is Top of the World Restaurant and Lounge, a 336-seat revolving restaurant located in the Tower Pod, a 12-story building that begins at the 832-foot level of the Tower. Top of the World has been awarded “Best All-Around Restaurant” and “Best Romantic Restaurant” by America On-Line’s City’s Best 2005. In addition to numerous other awards, it was granted the “Award of Excellence” in 2004 from Wine Spectator Magazine.

The Tower

The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.

The Tower’s Pod features the four highest thrill rides in the world:

•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower’s Pod, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;

•	High Roller, which begins at the 909-foot level and transports up to 28 passengers at a time along tracks wrapped around the top portion of the Tower’s Pod; and

•	X Scream, which opened in October 2003, is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip.

•	Insanity, which opened on March 10, 2005, is the fourth and final major thrill ride attraction to be built atop the Tower. The new ride holds 10 passengers in “escape proof” seats as it spins at 40 m.p.h. The new ride consists of an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three ‘G’s.’ As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below.

The Tower’s Pod also includes:

•	event space and wedding chapels, at levels 103 and 104;

•	the Top of the World restaurant, at level 106;

•	a 164-seat cocktail lounge, at level 107; and

•	indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop, Starbucks ® , free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.

Retail and Entertainment

The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space. The retail center contains 43 shops, six of which are food venues, and 15 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers afternoon, evening and late-night shows, which are designed to appeal to value-oriented visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute, Viva Las Vegas, Las Vegas’ longest-running daytime show, now in its twelfth year, featuring singing, dancing, comedy and specialty acts, and Bite, a vampire-themed adult review.

Business and Marketing Strategy

The Stratosphere utilizes the Tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious, middle-market Las Vegas visitor. The Top of the World restaurant, however, targets higher-end customers. Stratosphere offers competitive payout ratios for its slot machines and video poker machines and competitive odds for its table games and sports book products. Stratosphere offers attractive and often unique table games, including Single Zero Roulette and Ten Times Odds on Craps, that provide patrons with odds that are better than the standard odds at other Las Vegas Strip casinos. Our Ultimate Rewards Club provides members with cash and/or complimentaries at the casino, which can be used at all three of our properties. Stratosphere has approximately 552,500 members registered with its Ultimate Rewards Club, and approximately 49,900 of them have visited the property at least once during the past 90 days.

The Stratosphere employs direct mail and electronic mail programs targeting guests in its database with a variety of product offerings, including incentives to visit Stratosphere’s facilities on a frequent basis. The Stratosphere also uses print, radio and outdoor advertising to attract new customers. The Stratosphere has a website where customers can learn about the property and make on-line hotel reservations (www.stratosphere.com).

Arizona Charlie’s Decatur

Arizona Charlie’s Decatur opened in April 1988 as a full-service casino and hotel geared toward residents of Las Vegas and surrounding communities. Arizona Charlie’s Decatur is located on approximately 17 acres of land four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie’s Decatur offers on-site valet and self-parking lots with combined capacity for over 1,400 vehicles.

Casino

Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,500 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a keno lounge and a poker lounge.

Approximately 68% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Decatur has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Most table games at Arizona Charlie’ Decatur are devoted to double-deck, hand-dealt blackjack play.

For the years ended December 31, 2004, 2003 and 2002, approximately 90.0%, 90.8% and 91.3%, respectively, of the property’s gaming revenue was generated by slot machine play and 5.1%, 5.0% and 5.7%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which primarily serve to attract customers for slot machines and table games.

Hotel, Food and Beverage

Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Arizona Charlie’s Decatur has four restaurants, one of which is a franchised, quick-service restaurant. Arizona Charlie’s Decatur also has three bars, one of which includes a lounge.

Retail and Entertainment

Arizona Charlie’s Decatur provides complimentary entertainment as a component of its overall customer appeal. The Naughty Ladies Saloon features a variety of entertainment, including live bands, musician showcase nights and jam sessions. Arizona Charlie’s Decatur has focused on the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.

A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes. Added focus has been placed on logo merchandise promoting the Arizona Charlie’s name and motif. We believe that ease of access to the casino is an important element in the appeal of Arizona Charlie’s Decatur to local customers.

Business and Marketing Strategy

Arizona Charlie’s Decatur markets its hotel and casino primarily to local residents of Las Vegas and the surrounding communities. We believe that the property’s pricing and gaming odds make it one of the best values in the gaming industry and that its gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service. Arizona Charlie’s Decatur also tailors its selection of slot machines, including many diverse video poker machines, and table games, including double-deck, hand-dealt blackjack, to local casino patrons.

We use billboards, radio and television advertising, promotional messages posted on our marquee, direct mailings to previous customers and e-mail promotions to promote the property and target our customers.

Arizona Charlie’s Decatur also participates in the Ultimate Rewards Club and the Action Cash program. Both programs permit their members to accumulate points, which can be redeemed for cash at the casino and complimentaries at all three of our properties. Arizona Charlie’s Decatur has approximately 149,900 members registered with its Ultimate Rewards Club, and approximately 38,000 of them have visited the property at least once during the past 90 days.

Arizona Charlie’s Boulder

Arizona Charlie’s Boulder opened in May 2000 as a full-service casino, hotel and RV park. Arizona Charlie’s Boulder is situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is accessible from I-515 the most heavily traveled east/west highway in Las Vegas. Arizona Charlie’s Boulder offers on-site valet and self-parking lots with combined capacity for over 1,200 vehicles.

Casino

Arizona Charlie’s Boulder contains approximately 41,000 square feet of gaming space with approximately 850 slot machines, 14 table games, a race and sports book and a 24-hour bingo parlor. We currently expect to expand our facility, by the end of 2005, to add approximately 8,500 square feet of gaming space and, as a result, add approximately 250 more slot machines and two table games.

Approximately 65% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Boulder is 100% converted to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.

For the years ended December 31, 2004, 2003 and 2002, approximately 89.1%, 86.9% and 92.9%, respectively, of gaming revenue was generated by gaming machine play and 7.0%, 9.3% and 10.4%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which primarily serve to attract customers for slot machines and table games.

Hotel, Food and Beverage

Arizona Charlie’s Boulder hotel currently has 303 rooms, including 221 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. We completed an approximate $2.3 million renovation to the hotel room interiors in January 2004. Arizona Charlie’s Boulder has four restaurants and three bars, one of which includes a lounge.

Retail and Entertainment

The emphasis of Arizona Charlie’s Boulder on complimentary entertainment is a component of its overall customer appeal. Palace Grand features live bands at no charge. Arizona Charlie’s Boulder has focused on the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.

Arizona Charlie’s Boulder also has an RV park. With 30 to 70-foot pull through stations and over 200 spaces, it is one of the largest short-term RV parks on the Boulder Strip. The RV park offers a range of services including laundry facilities, game and exercise rooms, swimming pool, whirlpool and shower facilities which are included in the nightly, weekly or monthly rates.

A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes. Added focus has been placed on logo merchandise promoting the Arizona Charlie’s name and motif.

Business and Marketing Strategy

Arizona Charlie’s Boulder markets its hotel and casino primarily to residents of Las Vegas and the surrounding communities. We believe that ease of access to the casino is an important element in the appeal of Arizona Charlie’s Boulder to local customers.
We believe that its pricing and gaming odds make it one of the best values in the gaming industry and that its gaming products, hotel rooms, restaurants, and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service. Arizona Charlie’s Boulder also tailors its selection of slot machines, including many diverse video poker machines, and table games, including double-deck, hand-dealt blackjack, to local casino patrons.

We use billboards, radio and television advertising, promotional messages posted on our marquee, direct mailings to previous customers and e-mail promotions, to promote the property and target our customers.

Arizona Charlie’s Boulder also participates in the Ultimate Rewards Club and the Action Cash program. Both programs permit its members to accumulate points that can be redeemed for cash at the casino and complimentaries at all three of our properties. Arizona Charlie’s Boulder has approximately 129,000 members registered with its Ultimate Rewards Club, and approximately 28,100 of them have visited the property at least once during the past 90 days.

TRADEMARKS

Action Cash, Arizona Charlie’s Boulder, Arizona Charlie’s Decatur, Arizona Charlie’s, Inc., Arizona Charlie’s Hotel Casino, Big Shot, Crazy Armadillo, Frisco Market Buffet, High Roller, Lucky’s Cafe, Nobody Offers You More!, Roxy’s Diner, Stratosphere, Stratosphere Casino Hotel & Tower, Stratosphere Gaming Corporation, Stratosphere Tower, Top of the World, Ultimate Action Cash, Ultimate Rewards, X Scream and Yukon Grille are certain of our material trademarks, trade names and service marks. Certain other trademarks, trade names and service marks used in this form are the property of third parties.

SEASONALITY

Generally, our gaming and entertainment properties are not affected by seasonal trends. However, our gaming and entertainment properties tend to have increased customer flow from mid-January through Easter and from October through Thanksgiving and during periods of large events, conventions or trade shows. Our gaming and entertainment properties tend to have decreased customer flow following the Thanksgiving holiday through the middle of January, except during the week between Christmas and New Year’s Day.

CASINO CREDIT

We extend credit on a discretionary basis to qualified patrons. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. Collection of our customers’ debts is pursued by appropriate means, including legal proceedings when necessary. Our casino credit is less than 3% of all table games wagering.

COMPETITION

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous other tourist attractions. Numerous Las Vegas hotel and casino resorts are themselves tourist attractions. Each of these resorts competes with us in our ability to attract visitors to the Stratosphere. The Stratosphere’s hotel and food and beverage operations compete directly with other properties targeting the budget-minded, middle-market Las Vegas visitor.

Arizona Charlie’s Decatur and Arizona Charlie’s Boulder compete primarily with other Las Vegas hotels and casinos located outside of the Las Vegas Strip. The Arizona Charlie’s properties compete for local customers with other hotels and casinos targeting this group and located near their respective hotel and casino. The Arizona Charlie’s properties compete with other casinos in the Las Vegas metropolitan area based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.

THE LAS VEGAS MARKET

Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas and the local market, which includes the surrounding Las Vegas area.

Tourist Market

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 28.2 million visitors in 1994 to 37.4 million visitors in 2004, a compound annual growth rate of 2.9%. The number of hotel and motel rooms in Las Vegas has increased by over 48% from 88,560 at the end of 1994 to 131,503 at the end of 2004, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1994 through 2004.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room count have grown. Between 1994 and 2004, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 4.3%

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last nine years. The number of trade show attendees in Las Vegas increased from approximately 2.7 million in 1994 to 5.7 million in 2004, representing a compound annual growth rate of 7.9%. Attendees spent approximately $6.9 billion in 2004.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Local Market

Nevada has been the fastest-growing state in the United States for the last 18 years and has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas. The population of Clark County has grown from 990,564 in 1994 to 1,715,337 in 2004, a compound annual growth rate of 6.0%. In comparison, the United States population increased at a compound annual growth rate of 1.1% during this period. In 2003, median household income in Clark County was $45,605, compared with the national median income of $43,564.

OUR BUSINESS STRATEGY AND COMPETITIVE STRENGTHS

We intend to grow the revenues and profitability of our business through the continued execution of a number of key operating strategies:

Value-Oriented Experience

We target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Similarly, at the Stratosphere, we offer attractive table games, including Single Zero Roulette and Ten Times Odds on Craps, that provide patrons with odds that are better than the standard odds for these games at other Las Vegas Strip casinos.

We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. Our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, we believe our Ultimate Rewards Club, which enables customers to receive and redeem rewards at all three of our properties, offers our customers some of the most generous complimentary policies in Las Vegas, rewarding and further encouraging frequent visitations by our customers.

Customer Service

We are committed to providing our patrons a high level of customer service. Our employees participate in regular and intensive customer service training programs and are rewarded and incentivized, in part, based upon the quality of service they provide to customers. We routinely conduct comprehensive customer surveys at all of our properties, and we pursue a process of continuous improvement at our properties based on the information gathered from our surveys.

Stratosphere as a Destination Property for Visitors to Las Vegas

We believe the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. The Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including an award-winning, revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the four highest amusement rides in the world: the Big Shot, the High Roller, the X Scream and Insanity, the fourth and final ride, which opened on March 10, 2005. The Stratosphere Tower also has a cocktail lounge, a wedding chapel and event space.

We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a high-quality, value-oriented experience, have significantly contributed to approximately 1.5 million visits to the Stratosphere Tower in the twelve months ended December 31, 2004. We believe our attractions, as well as the introduction of additional entertainment-driven amenities, will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.

Recent Successful Initiatives

Our management team has improved operating results by repositioning each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program. In addition, we have converted 100% of the slot machines at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder and 92% of the slot machines at Stratosphere from coin-operated to ticket-in/ ticket-out. We believe that there are additional initiatives, which should contribute to further improvement in our operating performance, including the introduction of new entertainment attractions and other amenities into our casinos, further refinements to our Ultimate Rewards Club and the continued execution of our integration strategy and cost saving initiatives.

Emphasis on Slot Play

We focus our marketing efforts on attracting customers with an affinity for playing slot and video poker machines. Similarly, we have intentionally avoided competing for the attention of high-stakes table game customers. We believe slot machine players are a more consistently profitable customer type, and our properties are specifically oriented to this type of customer. We have invested in outfitting our casinos with the latest in slot and video poker machine technology and game brands. We regularly modify our mix of slot machine product to maximize the profitability of our casinos while also providing our customers with the most current product offerings. The conversion to ticket-in/ticket-out slot machines has yielded meaningful operating efficiencies for us while also increasing the rate of customer play, as patrons will be able to enjoy a gaming experience uninterrupted by the machine servicing requirements typically necessary for coin-operated slot machines.

Experienced Management Team

Our senior management team, which collectively has over 100 years of operating experience in the gaming industry, has successfully managed a significant improvement in the operating performance of our properties. Our executive and property-level management teams have an established record of developing, integrating and operating gaming and entertainment properties. Our management team is focused on controlling costs and executing efficient marketing programs in an effort to increase operating cash flow.

REGULATION AND LICENSING

Introduction

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as various local ordinances. The gaming operations of our casinos are subject to the licensing and regulatory control of the Nevada Gaming Commission and the Nevada State Gaming Control Board. Our casinos’ operations are also subject to regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. These agencies are referred to herein collectively as the Nevada Gaming Authorities.

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

Our casinos are licensed by the Nevada Gaming Authorities as corporate and limited liability company licensees, which we refer to herein as company licensees. Under their gaming licenses, our casinos are required to pay periodic fees and taxes. The gaming licenses are not transferable.

To date, our casino properties have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, gaming licenses and related approvals are privileges under Nevada law, and we cannot assure you that any new gaming license or related approvals that may be required in the future will be granted, or that any existing gaming licenses or related approvals will not be limited, conditioned, suspended or revoked or will be renewed.

Our Registration Requirements

We have been found suitable by the Nevada Gaming Commission to own the equity interests of Charlie’s Holding LLC and the stock of Stratosphere Corporation. We have also been registered by the Nevada Gaming Commission as a holding company, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. AEP, our direct parent, has been found suitable by the Nevada Gaming Commission to own our equity interests and to be registered by the Nevada Gaming Commission as a holding company. Charlie’s Holding LLC has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements

No person may become a stockholder or member of, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Key employees of a company licensee may also be required to file such applications. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we, and the persons involved, could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to conduct the operations of our casinos and, under specified circumstances, earnings generated during the supervisor’s appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements of Beneficial Securities Holders

Regardless of the number of equity interests held, any beneficial holder of our voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a publicly traded registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a publicly traded registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the publicly traded registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the publicly traded registered company, a change in the corporate charter, bylaws, management, policies or operations of the publicly traded registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the publicly traded registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership

The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and certain restrictions imposed by applicable gaming laws. To date, this requirement will be imposed on us.

Approval of Public Offerings

Neither we nor any of our affiliates may make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval of any future public offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering document or the investment merits of the securities. Any statement indicating otherwise is unlawful.

Approval of Changes in Control

We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above our current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•	a percentage of gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admission charge and the selling or serving of food, refreshments or merchandise. Our casinos are also subject to a state payroll tax based on the wages paid to their employees.

Foreign Gaming Investigations

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, which we refer to as licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws, ordinances and regulations that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water or (2) may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

EMPLOYEES

At December 31, 2004, we had approximately 4,000 employees, of which approximately 1,290 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.

AVAILABLE INFORMATION

We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.

ITEM 2. PROPERTIES

Stratosphere

The Stratosphere is located at 2000 Las Vegas Boulevard South on the Las Vegas Strip on approximately 31 acres owned by us.

Arizona Charlie’s Decatur

Arizona Charlie’s Decatur is located at 740 South Decatur Boulevard, Las Vegas, Nevada on approximately 17 acres owned by us. In addition, Arizona Charlie’s Decatur leases office, storage and laundry space located in an adjacent shopping center.

Arizona Charlie’s Boulder

Arizona Charlie’s Boulder is located at 4575 Boulder Highway, Las Vegas, Nevada on approximately 24 acres owned by us.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

In December 2001, Tiffiny Decorating Company, or Tiffiny, a subcontractor to Great Western Drywall, Inc., or Great Western, commenced an action against Stratosphere Corporation, Stratosphere Development LLC, AREH, or the Stratosphere Parties, Great Western, Nevada Title and Safeco Insurance in the Eighth Judicial District Court of the State of Nevada. The action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. We have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere parties setting forth the same disputed issues and claiming additional damages. That separate action has been consolidated with the case brought by Tiffiny.

The initial complaint brought by Tiffiny asserts that Tiffiny performed certain construction services at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of approximately $521,562 against Great Western, the Stratosphere parties, and the other defendants, which the Stratosphere parties contend has been paid to Great Western for payment to Tiffiny.

Great Western is alleging that it is owed payment from the Stratosphere parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere parties. The amount includes the Tiffiny claim.

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed on October 29, 2002 to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account and is classified in Accounts Payable — Construction on the Consolidated Balance Sheet. As a result, the Great Western base claim has been reduced to $3,213,579, the Tiffiny base claim has been reduced to $327,434 and the current escrow balance is $448,245.

The Early Case Conference in the Tiffiny case has already been concluded and initial documents and witnesses have been exchanged, which has been the discovery to date, however, it is not possible to give an opinion as to probable outcome of the action. The case will proceed with discovery from this point forward until such time as a resolution is reached or the matter is brought to trial. The matter was set for trial on February 25, 2005 but has been continued. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

There is no public market for our common equity. We are wholly-owned by AEP. We used a portion of the net proceeds of the 7.85% senior secured notes to make a distribution to AEP. The indenture governing our 7.85% senior secured notes and the terms of the senior secured revolving credit facility restrict our payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected historical consolidated financial data of ACEP (see note 1 to the consolidated financial statements), which you should read in conjunction with the financial statements and the related notes contained elsewhere in this document and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” On May 26, 2004, we completed the purchase of Charlie’s Holding LLC, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, AREH contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a reorganization of entities under the common control of Carl C. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained in the combination for all dates prior to May 26, 2004. Our financial statements for periods preceding the acquisitions were presented on a combined basis. As a result of obtaining the formal approval from the Nevada gaming authorities, the legal presentation now requires consolidation. Accordingly, our financial statements for all periods (including for periods preceding the acquisitions) are consolidated. The selected historical consolidated financial data as of December 31, 2004, 2003, 2002 and 2001, and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, have each been derived from our audited consolidated financial statements at those dates and for those periods. The selected historical consolidated financial data as of December 31, 2000 is unaudited.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands, except ratios)
INCOME STATEMENT DATA:
Revenues:
Casino	$167,972	$147,888	$143,057	$142,919	$122,755
Hotel	54,653	47,259	44,263	38,326	31,801
Food and beverage	66,953	59,583	56,349	55,453	53,477
Tower, retail and other income	33,778	30,336	28,247	29,512	31,622

Gross revenues	323,356	285,066	271,916	266,210	239,655
Less promotional allowances	23,375	22,255	21,893	23,737	19,587

Net revenues	299,981	262,811	250,023	242,473	220,068

Costs and expenses:
Casino	61,985	61,284	59,879	60,026	60,400
Hotel	24,272	22,074	20,142	17,190	14,013
Food and beverage	48,495	44,990	43,393	42,806	42,571
Tower, retail and other operations	14,035	14,008	14,934	15,640	14,977
Selling, general and administrative	78,720	74,985	80,019	78,692	63,890
Depreciation and amortization	23,516	20,222	20,209	17,209	13,106
(Gain) loss on disposal of assets	96	1,401	354	(23)	4

Total costs and expenses	251,119	238,964	238,930	231,540	208,961

Income from operations	48,862	23,847	11,093	10,933	11,107

Other income (expense):
Interest income	1,049	426	667	1,640	1,968
Interest expense	(18,939)	(5,389)	(5,990)	(5,971)	(3,294)

Total other expense	(17,890)	(4,963)	(5,323)	(4,331)	(1,326)

Income before income taxes	30,972	18,884	5,770	6,602	9,781

Provision (benefit) for income taxes	10,100	(1,798)	4,907	4,908	5,445

Net income	$20,872	$20,682	$863	$1,694	$4,336

OTHER FINANCIAL DATA:
Capital expenditures	$14,009	$33,465	$22,878	$56,019	$99,462
Ratio of earnings to fixed charges (1)	2.6x	4.4x	2.0x	1.6x	3.4x

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
					(unaudited)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$75,161	$77,258	$59,343	$48,587	$48,357
Total assets	464,341	480,738	397,835	386,346	353,342
Total debt (2)	218,748	105,243	101,655	96,975	67,045
Member’s/Stockholders’ equity	200,996	330,345	259,953	255,847	248,375

(1) For purposes of calculating this ratio, earnings consist of the sum of (a) pretax income, (b) fixed charges and (c) amortization of capitalized interest, less the sum of interest capitalized. Fixed charges consists of (a) interest expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, and (c) our estimate of the interest within rental expense.

(2) Total debt, including current portions, consists of the current and long-term portions of capital lease obligations and notes payable, including notes payable to related parties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our results of operations and financial condition. On May 26, 2004, we completed the purchase of Charlie’s Holding LLC, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder from Carl C. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, AREH contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Our financial statements for all periods (including for periods preceding the acquisitions) are consolidated. Management’s discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements and related notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Trends and Other Uncertainties” and elsewhere in this document.

OVERVIEW

We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-recognized casinos in their respective marketplaces. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, high-quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Consolidated gross revenues increased 13.4% to $323.4 million for the year ended December 31, 2004 from $285.1 million for the year ended December 31, 2003. This increase was largely due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below.

Casino Revenues

Consolidated casino revenues increased 13.6% to $168.0 million for the year ended December 31, 2004 from $147.9 million for the year ended December 31, 2003, of which consolidated slot machine revenues were $137.1 million, or 81.6% of consolidated casino revenues, and consolidated table game revenues were $25.1 million, or 14.9% of consolidated casino revenues, for the year ended December 31, 2004 compared to $119.6 million and $23.7 million, respectively, for the year ended December 31, 2003. This increase was primarily due to an increase in business volume resulting, in part, from the conversion of slot machines to ticket-in/ticket out technology, changes in the slot product mix and our Action Cash promotion at our Arizona Charlie’s properties. Our Action Cash promotion allows members to accumulate points while playing at our Arizona Charlie’s properties, which can be redeemed for cash and complimentaries.

Non-Casino Revenues

Consolidated hotel revenues increased 15.6% to $54.7 million, or 16.9% of consolidated gross revenues, for the year ended December 31, 2004 from $47.3 million, or 16.6% of consolidated gross revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in Stratosphere’s average hotel occupancy from 88.9% to 92.3% and an increase in Stratosphere’s average daily room rate from $51.17 to $55.88, or 9.2%. The increase in hotel occupancy and the average daily room rate were primarily attributable to increased tourism in the Las Vegas market.

Consolidated food and beverage revenues increased 12.4% to $67.0 million, or 20.7% of consolidated gross revenues, for the year ended December 31, 2004, from $59.6 million, or 20.9% of consolidated gross revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in food and beverage customers of 5.7% and an increase in the average revenue per guest check of 6.4%.

Consolidated tower, retail and other revenues increased 11.6% to $33.8 million for the year ended December 31, 2004 from $30.3 million for the year ended December 31, 2003. This increase was primarily due to an increase in Stratosphere’s tower revenues of $2.7 million, which was attributable to an increase in the number of admissions, an increase in the average ticket price and the operation of the X Scream ride, which began operations in 2003, for the full twelve months of 2004.

Promotional Allowances

Consolidated promotional allowances provided to gaming patrons increased 4.9% to $23.4 million for the year ended December 31, 2004 from $22.3 million for the year ended December 31, 2003. Promotional allowances represent the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis and are recorded in our financial statements as a reduction of gross revenues. This increase was primarily due to an increase in complimentaries earned by our customers which was attributable to our Action Cash promotion at our Arizona Charlie’s properties, partially offset by less aggressive promotional policies at the Stratosphere.

Operating Expenses

Consolidated casino operating expenses increased 1.1% to $62.0 million, or 36.9% of consolidated casino revenues, for the year ended December 31, 2004 from $61.3 million, or 41.4% of consolidated casino revenues, for the year ended December 31, 2003. Consolidated casino operating expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos.

Consolidated hotel operating expenses increased 10.0% to $24.3 million, or 44.4% of consolidated hotel revenues, for the year ended December 31, 2004 from $22.1 million, or 46.7% of consolidated hotel revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in labor costs and costs associated with the increase in hotel occupancy.

Consolidated food and beverage operating expenses increased 7.8% to $48.5 million, or 72.4% of consolidated food and beverage revenues, for the year ended December 31, 2004 from $45.0 million, or 75.5% of consolidated food and beverage revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.

Consolidated selling, general and administrative expenses were primarily comprised of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 4.9% to $78.7 million, or 24.3% of consolidated gross revenues, for the year ended December 31, 2004 from $75.0 million, or 26.3% of consolidated gross revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in payroll expenses, legal fees, costs associated with Sarbanes-Oxley, and insurance costs.

Interest Expense

The increase in interest expense was primarily attributable to interest expense associated with the $215.0 million 7.85% senior secured notes due 2012, which were issued on January 29, 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Consolidated gross revenues increased 4.9% to $285.1 million for the year ended December 31, 2003 from $271.9 million for the year ended December 31, 2002. This increase was primarily due to an increase in casino revenues, which was attributable to an increase in business volume, as discussed below.

Casino Revenues

Consolidated casino revenues increased 3.4% to $147.9 million for the year ended December 31, 2003 from $143.1 million for the year ended December 31, 2002, of which consolidated slot machine revenues were $119.6 million, or 80.9% of consolidated casino revenues, and consolidated table game revenues were $23.7 million, or 16.0% of consolidated casino revenues, for the year ended December 31, 2003 compared to $115.6 million and $23.3 million, respectively, for the year ended December 21, 2002. The increase in slot revenue was primarily due to the implementation of our Action Cash promotion in July 2003.

Non-Casino Revenues

Consolidated hotel revenues increased 6.8% to $47.3 million, or 16.6% of consolidated gross revenues, for the year ended December 31, 2003 from $44.3 million, or 16.3% of consolidated gross revenues, for the year ended December 31, 2002. This increase was primarily due to an increase in Stratosphere’s hotel occupancy from 88.5% to 88.9% and an increase in the average daily room rate from $48.28 to $51.17, or 6.0%.

Consolidated food and beverage revenues increased 5.9% to $59.6 million, or 20.9% of consolidated gross revenues, from $56.3 million, or 20.7% of gross revenues, for the year ended December 31, 2002. This increase was primarily due to an increase in the average revenue per cover.

Consolidated tower, retail and other revenues increased 7.4% to $30.3 million for the year ended December 31, 2003 from $28.2 million for the year ended December 31, 2002. This increase was primarily due to an increase in Stratosphere’s rental income and an increase in Stratosphere’s tower revenues, which was attributable to an increase in the average ticket price.

Promotional Allowances

Consolidated promotional allowances provided to gaming patrons increased 1.8% to $22.3 million for the year ended December 31, 2003 from $21.9 million for the year ended December 31, 2002. Promotional allowances represent the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis and are recorded in our financial statements as a reduction of gross revenues. This increase was primarily due to an increase in complimentaries earned by our customers attributable to our Action Cash promotion, implemented in July 2003, at our Arizona Charlie’s properties, partially offset by less aggressive promotional policies at the Stratosphere.

Operating Expenses

Consolidated casino operating expense increased 2.3% to $61.3 million, or 41.4% of consolidated casino revenues, for the year ended December 31, 2003 from $59.9 million, or 41.9% of casino revenues, for the year ended December 31, 2002. Consolidated casino operating expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. This increase was due primarily to an increase in complimentaries, partially offset by cost reductions.

Consolidated hotel operating expenses increased 10.0% to $22.1 million, or 46.7% of consolidated hotel revenues, for the year ended December 31, 2003, from $20.1 million, or 45.4% of consolidated hotel revenues, for the year ended December 31, 2002. These increases were primarily due to an increase in labor costs.

Consolidated food and beverage operating expenses increased 3.7% to $45.0 million, or 75.5% of consolidated food and beverage revenues, for the year ended December 31, 2003, from $43.4 million, or 77.1% of consolidated food and beverage revenues, for the year ended December 31, 2002. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.

Consolidated selling, general and administrative expenses were primarily comprised of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses decreased 6.3% to $75.0 million, or 26.3% of consolidated gross revenues, for the year ended December 31, 2003 from $80.0 million, or 29.4% of consolidated gross revenues, for the year ended December 31, 2002. This decrease was primarily due to a decrease in marketing and repair and maintenance expenses associated with cost reductions.

FINANCIAL CONDITION

Liquidity And Capital Resources

Our primary source of cash is from the operation of our properties. For the year ended December 31, 2004, net cash provided by operating activities totaled approximately $54.6 million compared to approximately $47.8 million for the year ended December 31, 2003 and $30.2 million for the year ended December 31, 2002. In addition to cash from operations, cash is available to us under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants, until January 29, 2008. At March 1, 2005, there were not any borrowings under the credit facility. At December 31, 2004, we had cash and cash equivalents of $75.2 million.

Our primary use of cash is for capital spending and to pay the interest on our 7.85% senior secured notes due 2012 due February 1 and August 1 of each year. Our capital spending was approximately $14.0 million, $30.4 million and $22.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. We have estimated our 2005 capital spending at approximately $23.1 million, which we anticipate to include approximately $8.1 million to refurbish rooms, install the new Insanity ride and construct a night club at the Stratosphere and approximately $4.5 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.

Our cash provided by financing activities was primarily applied to the completion of the acquisitions of three Las Vegas, Nevada gaming and entertainment properties from affiliated parties on May 26, 2004. We applied the net proceeds from the offering of our $215 million principal amount of notes to pay the acquisition price for the two Arizona Charlie properties of $125.9 million, repay indebtedness owed to AREH of $43.8 million, make a distribution to AEP of $44.0 million and pay fees and expenses of the offering.

We believe operating cash flows and borrowings available under the senior secured revolving credit facility will be adequate to meet our anticipated future requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Although no additional financing is currently contemplated, if we were to undertake significant expansion, we may seek, if necessary and to the extent permitted under the indenture governing the 7.85% senior secured notes and the terms of the senior secured revolving credit facility, additional financing through bank borrowings or other debt financings. Additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to the notes and investments as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2004, such ratio was 3.9 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

Additionally, our senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At December 31, 2004, there were not any borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At December 31, 2004, these ratios were 83.9 to 1.0 and 0.1 to 1.0, respectively.

Contractual Obligations

The following table summarizes contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations, and capital leases at December 31, 2004.

	Payments Due by Period
		Less than			After
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt	$215,000	$—	$—	$—	$215,000
Interest on long-term debt	126,651	16,878	33,755	33,755	42,263
Commitment fee on credit line	308	100	200	8	—
Capital leases	12,610	677	1,354	1,657	8,922
Other contractual obligations	1,750	1,750	—	—	—

Total cash obligations	$356,319	$19,405	$35,309	$35,420	$266,185

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in note 1 to our consolidated financial statements. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company recognizes revenues in accordance with industry practice. Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Promotional allowances are recorded as a reduction in hotel and food and beverage revenue. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.

We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

Property and Equipment. At December 31, 2004, we had approximately $314.6 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful life is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. During 2004, we reduced the estimated useful life of certain assets. This resulted in an additional charge to depreciation expense of approximately $1.2 million. After giving affect to income taxes, net income was reduced by approximately $0.8 million.

Slot Club Liability. We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after twelve months. Slot Club Liability is included in accrued expenses on the consolidated balance sheet.

Income Taxes. For federal income tax purposes, our taxable income or loss is included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provides for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provides for payments from AEP to us for any previously paid tax liabilities that are reduced as a result of subsequent determinations by any governmental authority, or as a result of any tax losses or credits that are allowed to be carried back to prior years.

We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, Accounting for Income Taxes, or SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2004 and based on the factors above, we expect to realize full tax benefit from its deferred tax assets and has determined that no valuation allowance is warranted.

Litigation, Claims and Assessment. We also utilize estimates for litigation, claims and assessments. These estimates are based upon management’s knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

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

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

TRENDS AND OTHER UNCERTAINTIES

We face substantial competition in the hotel and casino industry.

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous tourist attractions. Numerous Las Vegas hotel-casino resorts are themselves tourist attractions. The Stratosphere is located on the northern end of the Las Vegas Strip. However, most of the established and newer destination hotel-casino resorts are located in the central or southern portions of the Las Vegas Strip. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder compete primarily with other Las Vegas hotels and casinos located outside of the Las Vegas Strip.

The Arizona Charlie’s properties compete for local customers with other hotels and casinos targeting this group and that are located nearby. The Arizona Charlie’s properties compete with local casinos based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.

Future visits to our properties may be negatively affected as customers who have previously visited our properties may choose to experience other Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Our ability to expand our target market may be limited due to the lack of meeting, convention and spa facilities at our properties. If other hotels or casinos operate more successfully, if existing hotels and casinos are enhanced or expanded, or if additional hotels and casinos are established in and around the locations in which our hotels and casinos conduct business, competition will further increase and our operating results may suffer.

Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our properties, which requires us to maintain a high level of investment in marketing and customer service. We may not be able to compete effectively with our competitors. We also face competition from all other types of entertainment, recreational activities and other attractions in and near Las Vegas.

We compete with the continued growth of gaming on Native American tribal lands, particularly in California.

Many Native American tribes conduct casino gaming operations throughout the United States. Other Native American tribes are either in the process of establishing, or are considering establishing, gaming operations at additional locations, including sites in California and Arizona. The competitive impact on Nevada gaming establishments, including our properties, from the continued growth of gaming in jurisdictions outside Nevada cannot be determined at this time but, depending on the nature, location and extent of the growth of those operations, the impact could be material. In some instances, Native American gaming facilities operate under regulatory requirements and tax environments that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage. Our operations could adversely be affected by the growth of Native American gaming in California and other states. The continued growth of Native American gaming establishments in California and other states could reduce the number of our visitors and also our revenue.

The existence of legalized gambling in other jurisdictions may reduce the number of visitors to Las Vegas.

Certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers, including Los Angeles and San Francisco. The proliferation of gaming venues, by luring customers close to home and away from Las Vegas, could significantly and adversely affect our financial condition, results of operations or cash flows. Our properties also compete and will in the future compete with all forms of legalized gambling. These ventures could divert customers from our properties and reduce our revenue and cash flow.

The gaming industry is highly regulated and the Nevada gaming authorities and state and municipal licensing authorities have significant control over our operations.

Our properties currently conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require our properties to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we may also be subject to the gaming laws and regulations of those other jurisdictions.

The sale of alcoholic beverages at our properties is subject to licensing and regulation by the City of Las Vegas and Clark County, Nevada. The City of Las Vegas and Clark County have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action may (and revocation would) reduce the number of visitors to our casinos to the extent the availability of alcoholic beverages is important to them. If our alcohol licenses become in any way impaired, it would reduce the number of visitors. Any reduction in our number of visitors will reduce our revenue and cash flow.

Potential changes in the tax or regulatory environment could increase our expenses and reduce our cash flow.

If additional regulations are adopted or existing ones are modified, those regulations could impose significant restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the federal and Nevada state and local legislatures that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our business. Legislation of this type may be enacted in the future. For example, pursuant to legislation signed into law by the Governor of Nevada on July 23, 2003, the license fees on the number of gaming devices operated and on gross revenues were increased and the range of events covered by the former casino entertainment tax was expanded. This expansion has been continued in a new live entertainment tax. In October 2003, we also became subject to a state payroll tax based on the wages we pay employees. If there is a material increase in federal, state or local taxes and fees, our cash flow would be reduced.

We are subject to a variety of other rules and regulations, including environmental, zoning, health and public safety, construction and land-use laws. Any changes to these laws, rules and regulations or adoption of additional laws, rules and regulations applicable to us could also increase our costs and reduce our cash position.

Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

The strength and profitability of our business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.
During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and wars in Afghanistan and Iraq have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Many of the customers of our properties travel by air, and the cost and availability of air service can affect our business. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable.

We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations. Our properties rely exclusively on the Las Vegas economic market, and changes adversely impacting that market could reduce our revenue and cash flow.

Our properties are all located in Las Vegas, Nevada and, as a result, our business will be subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could reduce the number of visitors to our properties and the amounts spent by our visitors. In addition, gaming industry revenues in, or leisure travel to and throughout, Nevada or the surrounding local markets may not continue to grow at their historical growth rates or may decline.

Our properties, particularly the Stratosphere, draw a substantial number of customers from Southern California, Arizona and the Midwest. A recession or downturn in any region constituting a significant source of customers for our properties could result in fewer customers visiting, or customers spending less at, our properties, which would adversely affect our results of operations. Additionally, the one principal interstate highway between Las Vegas and Southern California, where a large number of customers of our properties reside, has experienced significant traffic delays during peak periods. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our properties.

Our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital.

Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States, such as those increases recently experienced in Nevada, may increase our cost of operations, which would negatively affect our cash flow from operations. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel and result in reduced visits to our properties and a reduction in our revenues.

Our properties use significant amounts of water and a water shortage may adversely affect our operations.

The rapid population growth and continued expansion of housing and casino development in Nevada over the last century have placed tremendous pressure on the water supply. Nevada, which shares water rights to the Colorado River with six other states, was apportioned its share in the early 1900s, before major expansion and growth were anticipated. In order to meet projected demand, alternate sources of supply will need to be located and/or captured and treated in order to be usable. The costs associated with obtaining such alternative sources of supply could increase our costs, which would negatively affect our cash flow from operations.

The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.

Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior management team. It may also be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in Nevada. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. If we lose the services of any members of our management team, or fail to attract or retain qualified management and personnel at all levels, our business may be significantly disrupted and impaired.

Our officers, directors and key employees also are required to file applications with the gaming authorities in the State of Nevada, Clark County and the City of Las Vegas, and are required to be licensed or found suitable by these gaming authorities. If any of these gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file the appropriate applications. Either result could significantly impair our gaming operations.

Our management team may devote a portion of their time to the management of other gaming and entertainment properties owned by AREP or others and not owned by us, which would divert their focus from our properties. Specifically, Richard P. Brown serves as our President and Chief Executive Officer and Denise Barton serves as our Chief Financial Officer. These individuals also serve as the Chief Executive Officer and Chief Financial Officer, respectively, of the parent company of The Sands Hotel and Casino in Atlantic City, New Jersey pursuant to an arrangement between us and that company. Additionally, we are in the process of seeking approval from the New Jersey Casino Control Commission to provide certain additional services to The Sands, including information technology and accounting services.

An increase in the cost of health care benefits could have a negative impact on our profitability.

We provide health insurance to our employees, retirees and their dependents through health maintenance organizations and preferred provider organizations. These benefits comprise a significant portion of our operating expenses. It is possible that healthcare costs could continue to increase, either forcing us to make changes to our benefits program or negatively impacting our future profitability.

We may incur higher costs or work slow-downs or stoppages due to union activities in Las Vegas.

Our employees at the Stratosphere are currently covered by collective bargaining agreements with unions including the Local 226 (Culinary Workers Union), the Local 165 (Bartenders Union), the Local 501 (Operating Engineers) and the Local 995 (Teamsters). A major work stoppage or strike affecting the Stratosphere’s employees could reduce our revenue and increase our expenses. In addition, a strike by unions representing employees of other casinos could adversely affect Las Vegas business and visitation levels generally by generating negative publicity. As a result, our business may be adversely affected if such a strike were to occur. Our employees at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder are not covered by collective bargaining agreements. Most major casino resorts in Las Vegas have collective bargaining agreements with unions. In the event that our employees at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder decide to organize themselves in a similar arrangement to the Stratosphere employees, we may incur higher costs and/or related work stoppages or slow-downs.

Our stockholder and its control person could exercise its influence over us to your detriment.

Mr. Icahn, including certain entities related to him, is actively involved in the gaming industry and, through certain affiliates, currently owns 100% of the general partner of AREP and AREH and approximately 86.5% of AREP’s outstanding depositary units and preferred units. As a result, he has the ability to appoint the board of directors of API, which in turn will have the power to appoint our parent’s board of directors, which will control many aspects of our operations and affairs. Mr. Icahn is the beneficial owner, through AREP and other affiliates, of 77.5% of the stock of GB Holdings, Inc., the sole shareholder of Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, which owns the Sands Hotel and Casino in Atlantic City, New Jersey, a gaming and entertainment property which may directly or indirectly compete with us. AREP has agreed to acquire from Mr. Icahn, the stock of GB Holdings, Inc. that he owns. AREP owns approximately 96.4% of the debt of Atlantic Holdings. In addition, AREP or Mr. Icahn may pursue other business opportunities in the gaming and entertainment industry and there is no requirement that any additional business opportunities be presented to us.

Affiliates of AREP are also engaged in real estate, including gaming and entertainment properties, and other business activities that may compete directly with us. Furthermore, three of our parent’s directors, Messrs. Leidesdorf, Nelson and Wasserman, are also directors of API, the general partner of AREP, and one of our parent’s directors, Keith A. Meister, is the president and chief executive officer of API. Conflicts of interest may arise in the future as such affiliates and we may compete for the same assets, purchasers and sellers of assets, lessees or financings.

In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in AREP to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing our notes which would require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.

We are heavily dependent on the Stratosphere for a large percentage of our operating cash flow and Arizona Charlie’s Boulder has a history of negative operating cash flow.

We derive a substantial portion of our cash flow from operations from the Stratosphere. For the years ended December 31, 2004, 2003 and 2002, the Stratosphere’s cash flow from operations accounted for 52.3%, 65.2% and 71.4%, respectively, of our combined cash flow from operations. We will rely heavily on the Stratosphere’s cash flow to meet our debt service obligations.

Arizona Charlie’s Boulder is a relatively new company and its operations generated negative cash flow from operations from inception through December 31, 2003. For the years ended December 31, 2003 and 2002, it had negative cash flow from operations of $3.5 million and $3.6 million, respectively. However, for the year ended December 31, 2004, Arizona Charlie’s Boulder had positive cash flow from operations of $4.7 million,

Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us.

A majority of our revenues are attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer the most popular and up-to-date slot machine games with the latest technology to our customers.

We believe that a substantial majority of the slot machines sold in the United States in 2004 were manufactured by a few companies. In addition, we believe that one company provided a majority of all slot machines sold in the United States in 2004.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Generally, a participating lease requires a payment of a percentage of the revenues generated and is substantially more expensive over the long-term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

We may be subject to the pension liabilities of our affiliates.

Mr. Icahn, through certain affiliates, currently owns 100% of AREP’s general partner and over 86% of AREP’s outstanding depositary units and preferred units. AREP owns a 99% limited partner interest in AREH, which indirectly owns 100% of American Casino & Entertainment Properties LLC. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in AREP by Mr. Icahn’s affiliates, AREP and its subsidiaries, including AREH and us, are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans that are underfunded by a total of approximately $33.0 million on an ongoing actuarial basis and $149.0 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the ACF controlled group, AREP, AREH and we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if AREP, AREH or we cease to be a member of the ACF controlled group, or if AREP, AREH or we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as result of being a member of the Icahn controlled group. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to is stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

Our insurance coverage may not be adequate to cover all possible losses that the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

Our insurance coverage may not be adequate to cover a catastrophic loss at our three locations, the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future. The September 11, 2001 terrorist attacks have substantially affected the availability of insurance coverage for certain types of damages or occurrences. In addition, insurance premiums have increased on available coverage. We last renewed our property and casualty insurance policies on December 1, 2004. We were able to renew insurance coverage with a decrease in premium. Our current insurance policies include coverage with respect to occurrences of terrorist acts and any losses that could result from these acts in all levels of our coverages.

If there is a catastrophic act of terrorism that affects the Stratosphere, Arizona Charlie’s Decatur and/or Arizona Charlie’s Boulder, there may not be sufficient insurance proceeds to cover the costs of restoring the note collateral. Therefore, we could be exposed to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist acts that do not qualify by definition of the Terrorism Risk Insurance Act of 2002.

In addition to the damage caused to our property by a casualty loss, including fire, natural disasters, acts of war or terrorism, we may suffer disruption of our business in such event or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, such insurance may not be adequate to cover all losses.

Our current insurance policies terminate in December 2005. The cost of coverage is expected to increase significantly for substantially similar coverage for the upcoming policy year. Premiums can be adjusted as a function of change in limits or definition of assets to be covered.

Our substantial indebtedness could reduce our cash flow and prevent us from fulfilling our obligations under the 7.85% senior secured notes due 2012.

We are highly leveraged and have substantial debt service obligations. As of December 31, 2004, we had approximately $219.0 million in aggregate principal amount of indebtedness. We are able to incur additional indebtedness, subject to compliance with the terms of the agreements governing our present indebtedness at the time, including the indenture governing the notes. If we incur additional indebtedness, it could increase the risks that we face.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not prohibit us or our subsidiaries from doing so. Our senior secured revolving credit facility permits additional borrowing of up to $20.0 million and all of those borrowings would rank senior to the notes and the guarantees. Furthermore, under the indenture governing the notes, we are permitted to incur up to $60.0 million of indebtedness that is secured by first-priority liens on the note collateral. We may incur additional indebtedness that ranks equally with the notes if we comply with certain financial tests. We may also issue additional equally ranked notes in an aggregate principal amount not to exceed two times the net cash proceeds received by us from certain equity offerings, equity contributions or permitted affiliate subordinated debt, so long as the proceeds from the additional notes and equity offerings are used for property improvements to our gaming and entertainment properties. The intercreditor agreement also permits the lenders under the senior secured revolving credit facility and any other first-priority lien secured indebtedness to make certain “protective advances” in order to protect, preserve, repair and maintain their collateral. Any amounts so advanced will be included in the amounts secured by the first-priority liens in favor of the first priority lenders. These advances therefore could increase the aggregate first-priority senior secured claims on the collateral, even beyond the maximum commitments of these lenders, thereby potentially disadvantaging the holders of the notes. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the indenture.

The terms of the senior secured revolving credit facility and other agreements we may enter into may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

The senior secured revolving credit facility contains, and any future refinancing of this facility likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured revolving credit facility includes covenants restricting, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	dispose of assets;

•	make certain acquisitions;

•	make certain capital expenditures;

•	pay dividends and make other restricted payments;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with our stockholders and our affiliates.

Our senior secured revolving credit facility also includes financial covenants, which will require that we meet certain financial tests. In addition, our other debt and future debt or other contracts could contain financial or other covenants more restrictive than those applicable to the notes.

Our failure to comply with the covenants contained in the senior secured revolving credit facility, the indenture governing the 7.85% senior secured notes due 2012 or any other agreement governing our first-priority lien debt, including our failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments. It is likely that, if the defaulted debt is accelerated, our assets and cash flow will not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our first-priority lien debt, including the senior secured revolving credit facility, the lenders under those facilities could proceed against the collateral securing that indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and the expansion of our operations will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under the senior secured revolving credit facility or otherwise in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including on or before maturity. We may not be able to refinance any of our indebtedness, including the senior secured revolving credit facility and the 7.85% senior secured notes due 2012, on commercially reasonable terms or at all.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. Mr. Icahn, through certain related entities, currently owns 100% of the general partner of AREP and over 86.5% of AREP’s outstanding depositary units and preferred units, and if he were to sell or otherwise transfer some or all of his interests in AREP to unrelated parties, a change of control could be deemed to have occurred under the terms of the indenture governing the notes. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or that restrictions in our senior secured revolving credit facility or in our other first-priority lien indebtedness will not allow such repurchases.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under the notes.

We are a holding company and our assets consist solely of investments in our subsidiaries. We conduct substantially all our operations and own substantially all our assets through our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment on the notes or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. To the degree any such distributions and transfers are impaired or prohibited, our ability to make payments on the notes will be harmed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At December 31, 2004, there were no borrowings under the facility.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $229.0 million as of December 31, 2004.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Member
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheet of American Casino & Entertainment Properties LLC (the “Company”) as of December 31, 2004, and the related consolidated statements of income, member’s/stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
American Casino & Entertainment Properties LLC:

We have audited the accompanying combined balance sheet of American Casino & Entertainment Properties LLC (the “Company”) as of December 31, 2003, and the related combined statements of income, cash flows and member’s/stockholders’ equity for the years ended December 31, 2003 and 2002. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of American Casino & Entertainment Properties LLC as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
March 5, 2004

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED BALANCE SHEETS (Note 1)

	AS OF DECEMBER 31,
	2004	2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$75,161	$77,258
Cash and cash equivalents-restricted	448	—
Marketable securities	—	4,200
Investments-restricted	2,546	2,973
Accounts receivable, net	3,942	4,051
Related party receivables	388	233
Deferred income taxes	2,685	2,982
Other current assets	10,311	9,213

Total Current Assets	95,481	100,910

Property and Equipment, net	314,609	324,548

Debt issuance and deferred financing costs, net	7,447	272
Lessee incentive	367	567
Other receivable	—	84
Deferred income taxes	46,437	54,357

Total Other Assets	54,251	55,280

TOTAL ASSETS	$464,341	$480,738

LIABILITIES AND MEMBER’S/STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable-trade	$4,429	$5,048
Accounts payable-construction	805	805
Accrued expenses	22,759	17,801
Accrued payroll and related expenses	10,779	12,395
Current portion of capital lease obligation	450	436
Current portion of notes payable to related party	—	14,796

Total Current Liabilities	39,222	51,281

Long-Term Liabilities:
Notes payable to related party	—	86,456
Notes payable	215,000	—
Accrued lessee incentive	568	568
Capital lease obligations, less current portion	3,298	3,555
Deferred income taxes	—	5,134
Other	5,257	3,399

Total Long-Term Liabilities	224,123	99,112

Total Liabilities	263,345	150,393

Commitments and Contingencies	—	—

Member’s/Stockholders’ Equity :
Common stock	—	10
Additional paid-in-capital	—	293,460
Member’s Equity	200,996	—
Retained earnings	—	36,875

Total Member’s/Stockholders’ Equity	200,996	330,345

TOTAL LIABILITIES AND MEMBER’S/STOCKHOLDERS’ EQUITY	$464,341	$480,738

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF INCOME (Note 1)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
	(in thousands)
REVENUES:
Casino	$167,972	$147,888	$143,057
Hotel	54,653	47,259	44,263
Food and beverage	66,953	59,583	56,349
Tower, retail and other	33,778	30,336	28,247

Gross Revenues	323,356	285,066	271,916
Less promotional allowances	23,375	22,255	21,893

Net Revenues	299,981	262,811	250,023

COSTS AND EXPENSES:
Casino	61,985	61,284	59,879
Hotel	24,272	22,074	20,142
Food and beverage	48,495	44,990	43,393
Other operating expenses	14,035	14,008	14,934
Selling, general and administrative	78,720	74,985	80,019
Depreciation and amortization	23,516	20,222	20,209
Loss on sale of assets	96	1,401	354

Total Costs And Expenses	251,119	238,964	238,930

INCOME FROM OPERATIONS	48,862	23,847	11,093

OTHER INCOME (EXPENSE):
Interest income	1,049	426	667
Interest expense	(18,939)	(5,389)	(5,990)

Total other expense, net	(17,890)	(4,963)	(5,323)

INCOME BEFORE INCOME TAXES	30,972	18,884	5,770

Provision (benefit) for income taxes	10,100	(1,798)	4,907

NET INCOME	$20,872	$20,682	$863

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,872	$20,682	$863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,516	20,222	20,209
Loss on sale or disposal of assets	96	1,401	354
Provision (benefit) for deferred income taxes	7,431	(5,448)	1,804
Changes in operating assets and liabilities:
Restricted cash	(448)	1,926	—
Accounts receivable, net	109	247	(108)
Other current assets	338	1,653	1,750
Accounts payable – trade	(619)	1,374	(403)
Accrued expenses	3,342	2,341	5,766
Other	—	3,399	—

Net Cash Provided By Operating Activities	54,637	47,797	30,235

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in investments – restricted	427	(290)	(1,623)
Sale of marketable securities	4,200	—	—
Acquisition of property and equipment	(14,009)	(30,423)	(22,085)
Payments for construction-in-progress	—	—	(793)
Related party receivables	(155)	(201)	373
Cash proceeds from sale of property and equipment	420	521	1

Net Cash Used In Investing Activities	(9,117)	(30,393)	(24,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	(1,525)	(90)	(855)
Proceeds from related party note payable	—	7,780	17,220
Proceeds from notes payable	215,000	—	—
Member contribution	28,219	—	598
Capital distribution	(61,916)	—	—
Acquisition of Arizona Charlie’s	(125,900)	—	—
Payments on related party notes payable	(101,252)	(7,179)	(9,277)
Payments on long term debt	—	—	(38)
Payments on capital lease obligation	(243)	—	(3,280)
Cash acquired from subsidiary contributed by parent	—	—	280

Net Cash Provided By (Used In) Financing Activities	(47,617)	511	4,648

Net increase (decrease) in cash and cash equivalents	(2,097)	17,915	10,756
Cash and cash equivalents - beginning of period	77,258	59,343	48,587

Cash And Cash Equivalents - End Of Period	$75,161	$77,258	$59,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,047	$5,422	$5,790

Cash paid for income taxes, net of refunds	$1,811	$(290)	$1,075

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized lease obligation incurred in the acquisition of property and equipment	$—	$3,042	$—

Assets contributed by parent	$6,886	$—	$233

Change in tax asset related to acquisition	$2,490	$—	$—

Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	$—	$49,710	$2,412

Cancellation of common stock shares	$10	$—	$20

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF MEMBER’S/STOCKHOLDERS’ EQUITY (Note 1)

(in thousands)

		Additional	Member’s	Retained
	Common Stock	Paid-In-Capital	Equity	Earnings	Total
Balances at December 31, 2001	$30	$240,487	$—	$15,330	$255,847
Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	—	2,412	—	—	2,412
Net assets contributed by parent	—	233	—	—	233
Member contributions	—	598	—	—	598
Cancellation of common shares	(20)	20	—	—	—
Net income	—	—	—	863	863

Balances at December 31, 2002	$10	$243,750	$—	$16,193	$259,953
Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	—	49,710	—	—	49,710
Net income	—	—	—	20,682	20,682

Balances at December 31, 2003	$10	$293,460	$—	$36,875	$330,345
Cancellation of common shares	(10)	10	—	—	—
Change in deferred tax asset related to acquisition	—	2,490	—	—	2,490
Contributions	—	35,105	—	—	35,105
Distributions	—	(44,000)	—	(17,916)	(61,916)
Acquisition of Arizona Charlie’s	—	(125,900)	—	—	(125,900)
Net income	—	—	—	20,872	20,872
Reclassification of equity as a result of reorganization	—	(161,165)	200,996	(39,831)	—

Balances at December 31, 2004	$—	$—	$200,996	$—	$200,996

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

American Casino & Entertainment Properties LLC (ACEP) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower (Stratosphere), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership (AREH). Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Mr. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002.

ACEP is a subsidiary of American Entertainment Properties Corp. (AEP), and its ultimate parent is American Real Estate Partners, L.P. (AREP), a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of December 31, 2004, affiliates of Mr. Carl C. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.

ACEP owns and operates three gaming and entertainment properties in Las Vegas; Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. In January 2004, ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation, which is wholly-owned by Mr. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and was completed on May 26, 2004. The purchase price was $125.9 million. Additionally, in January 2004, ACEP entered into a contribution agreement with AEP and AREH, in which AREH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation, which was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board. These transactions represent a reorganization of entities under the common control of Carl C. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained over the period of common ownership for all periods presented.

On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. The net proceeds from the sale of the notes have been used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt and for distributions. The notes have a fixed annual interest rate of 7.85%, which is payable every six months on February 1 and August 1, commencing August 1, 2004. Pending consummation of the acquisitions, the perfection of security interests in the assets of the properties acquired, the receipt of all necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and certain other events, the net proceeds of the offering, together with an additional amount sufficient to fund a special redemption obligation, were held in escrow in a note proceeds account.

On May 26, 2004, upon closing of the acquisitions, perfection of such security interests, receipt of necessary approvals of the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and certain other events, the funds held in escrow in the note proceeds account and additional cash on hand were used in connection with the acquisitions, to repay intercompany indebtedness, to fund distributions to ACEP’s parent company and to pay related fees and expenses.

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The consolidated financial statements include the accounts of ACEP and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. For periods prior to May 26, 2004, the historical financial statements were presented on a combined basis. Subsequent to this date, all statements are presented on a consolidated basis.

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

The Company recognizes revenues in accordance with industry practice. Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Promotional allowances are recorded as a reduction in hotel and food and beverage revenue. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.

We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Food and Beverage	$7,239	$7,035	$6,858
Rooms	41	84	104
Other	34	31	53

Total	$7,314	$7,150	$7,015

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less.

MARKETABLE SECURITIES

The Company’s marketable securities represent investments in Moody’s AA2 rated Portland, Oregon and Moody’s and Standard and Poor’s AAA rated New York City bonds. These securities are currently reported at cost, which approximates fair market value, and are considered available-for-sale. The changes in fair values of these securities have historically been immaterial to the consolidated financial statements.

INVESTMENTS RESTRICTED

Investments-restricted consist primarily of funds pledged for Nevada sales and use tax, unpaid sports book tickets, workers compensation benefits and general liability claims. These investments are certificates of deposit and approximate their fair value.

INVENTORIES

Inventories, consisting primarily of food and beverage, retail merchandise and operating supplies, are stated at the lower of cost or market and included in other current assets. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment purchased are stated at cost. Assets held under capital leases are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements	36-39 years
Furniture, fixtures and equipment	3-15 years
Land improvements	15 years

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives; however, there was no capitalized interest during fiscal year 2004, 2003 and 2002.

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal on Long-Lived Assets (“SFAS No. 144”) on January 1, 2002. SFAS No. 144 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally estimates fair value by an estimate of undiscounted cash flows. Considerable management judgment is necessary and accordingly, actual results could vary significantly from such estimates. Prior to January 1, 2002, the Company utilized SFAS No. 121 to assess impairment of long-lived assets.

UNAMORTIZED DEBT ISSUE COSTS

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method.

SLOT CLUB LIABILITY

We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after twelve months. Slot Club Liability is included in accrued expenses on the consolidated balance sheet.

LONG-TERM DEBT

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

SALES, ADVERTISING AND PROMOTION

Sales, advertising and promotion costs are expensed as incurred and were approximately $28.8 million, $22.9 million and $18.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.

RELATED PARTY TRANSACTIONS

As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the owner of the Sands Hotel and Casino in Atlantic City, New Jersey, which is controlled by affiliates of Mr. Icahn. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2004, 2003 and 2002, we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $387,500, $190,600 and $27,900, respectively.

During 2004, 2003 and 2002, we made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $167,000, $161,400 and $160,900, respectively. The services provided approximated fair value.

As of December 31, 2004 and December 31, 2003, the Company was owed approximately $388,000 and $233,000, respectively, for reimbursable expenses from related parties.

INCOME TAXES

For federal income tax purposes, our taxable income or loss is included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provides for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provides for payments from AEP to us for any previously paid tax liabilities that are reduced as a result of subsequent determinations by any governmental authority, or as a result of any tax losses or credits that are allowed to be carried back to prior years.

We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company maintains valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2004 and based on the factors above, the Company expects to realize full tax benefit from its deferred tax assets and has determined that no valuation allowance is warranted.

SEGMENTS

The Company has determined that it operates as one segment.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal year presentation. These reclassifications had no effect on net income.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,
	2004	2003
	(in thousands)
Hotel and related	$2,638	$3,030
Gaming	534	523
Other	1,010	971

	4,182	4,524
Less allowance for doubtful accounts	240	473

	$3,942	$4,051

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$473	$830	$499
Bad debt expense	418	395	524
Deductions and write-offs	(651)	(752)	(193)

Balance at end of period	$240	$473	$830

NOTE 3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2004	2003
	(in thousands)
Inventories	$2,510	$2,683
Prepaid expenses	5,780	4,435
Other	2,021	2,095

	$10,311	$9,213

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,
	2004	2003
	(in thousands)
Land and improvements	$50,310	$50,299
Building and improvements	235,848	235,538
Furniture, fixtures and equipment	115,727	105,415
Construction in progress	7,831	7,724

	409,716	398,976
Less accumulated depreciation and amortization	95,107	74,428

	$314,609	$324,548

Assets recorded under capital leases were approximately $4.0 million and $4.0 million at December 31, 2004 and 2003, respectively. Accumulated depreciation and amortization at December 31, 2004 and 2003 includes amounts recorded for capital leases of $0.4 million and $0.1 million, respectively.

During 2004, we reduced the estimated useful life of certain assets. This resulted in an additional charge to depreciation expense of approximately $1.2 million. After giving effect to income taxes, net income was reduced by approximately $0.8 million.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
	(in thousands)
Accrued interest	$7,055	$2
Accrued liabilities	3,432	7,003
Accrued taxes	2,610	1,885
Vacation packages	2,426	2,478
Accrued slot club liability	1,976	2,132
Accrued/unclaimed sports tickets/prizes	1,079	981
Other	4,181	3,320

	$22,759	$17,801

NOTE 6. LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease payments to be received under these leases for years subsequent to December 31, 2004 are as follows:

(in thousands)
Years ending December 31,
2005	$5,877
2006	4,778
2007	3,615
2008	2,177
2009	1,224
Thereafter	959

Total payments	$18,630

The above minimum rental income does not include contingent rental income contained within certain retail operating leases. In addition, the Company is reimbursed by lessees for certain operating expenses.

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2004:

(in thousands)
Years ending December 31,
2005	$660
2006	660
2007	660
2008	660
2009	963
Thereafter	7,403

Total minimum lease payments	11,006
Less: amount representing interest ranging from 5% to 10%	7,258

Present value of net minimum lease payments	3,748
Less: current portion	450

Long-term capital lease obligation	$3,298

The Company had no operating leases as of December 31, 2004, 2003 and 2002.

NOTE 7. MEMBER’S EQUITY

On January 5, 2004, ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation (“Starfire”) which is wholly-owned by Mr. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s, LLC, which owns and operates Arizona Charlie’s Decatur, and Fresca, LLC, which owns and operates Arizona Charlie’s Boulder, for $125.9 million. As a result of this transaction, Arizona Charlie’s, Inc. was reorganized as Arizona Charlie’s, LLC and all shares of common stock were cancelled. Charlie’s Holding LLC became the sole member of both Fresca, LLC and Arizona Charlie’s, LLC. Additionally, ACEP entered into a contribution agreement with AEP and AREH, in which AREH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation. These transactions represent a reorganization of entities under the common control of Carl C. Icahn and were approved by the Nevada Gaming Commission upon a recommendation of the Nevada Gaming Control Board. Pursuant to ACEP’s purchase agreement with Starfire, certain contributions of $35.1 million and certain distributions of $187.8 million were made to and by ACEP which includes the acquisition of Arizona Charlie’s.

As of December 31, 2004, AEP owns all of the membership units of ACEP.

NOTE 8. INCOME TAXES

The income tax provision (benefit) attributable to income from operations for the fiscal years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	December 31,
	2004	2003	2002
	(in thousands)
Current	$2,669	$3,650	$311
Deferred	7,431	(5,448)	4,596

	$10,100	$(1,798)	$4,907

DEFERRED TAX ASSETS AND LIABILITIES

The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands)
TEMPORARY DIFFERENCES
Current:
Allowance for doubtful accounts	$84	$126
Gaming related	803	661
Accrued vacation and employee related	1,784	2,005
Outstanding chip and token liability	26	112
Deferred income	50	46

	December 31,
	2004	2003
	(in thousands)
Other	(62)	10

	2,685	2,960
Long-term:
Excess of tax over book basis of assets due primarily to write down of assets	39,209	39,859

	41,894	42,819

Carryforwards:
Net Operating Loss (including Section 382 limitation)	5,595	9,984
Alternative minimum tax credit	698	521
Other credits	935	739

Total Carryforwards	7,228	11,244

Total temporary differences and carryforwards	49,122	54,063
Valuation allowance	—	(1,858)

Total deferred tax assets	$49,122	$52,205

As of December 31, 2004, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $16.0 million, which begin expiring in 2020.

We account for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2002, given the Company’s history of losses for income tax purposes, the volatility of the industry within which the Company operates, and certain other factors, the Company had established a valuation allowance principally for the deductible temporary differences, including the excess of the tax basis of the Company’s assets over the basis of such assets for financial reporting purposes. However, during the year ended December 31, 2003, based on various factors including the current earnings trend and future taxable income projections, the Company determined that it was more likely than not that most of the deferred tax assets will be realized. Accordingly, the valuation allowance for these assets was reversed. This reversal resulted in a credit to equity of approximately $49.7 million.

In May 2004, the Company acquired the membership interests in Arizona Charlie’s, LLC and Fresca, LLC. For income tax purposes the tax basis of the assets acquired were adjusted to the purchase price. The Company completed an analysis of the fair value of the entities and allocated the purchase price accordingly. As a result, the Company recognized an additional deferred tax asset of approximately $2.5 million from the transaction. Pursuant to SFAS No. 109, the benefit of the deferred tax asset from this transaction is credited directly to equity.

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Other	5.0%	1.8%	5.4%
Permanent differences	0.4%	0.5%	0.7%
Federal income tax credits	(0.7%)	(1.4%)	(3.5%)
Valuation allowance	(6.0%)	(74.3%)	(7.4%)
Amount not subject to tax expense/benefit	(1.1%)	28.9%	54.8%

	32.6%	(9.5%)	85.0%

SECTION 382 LIMITATION

As of December 31, 2004 and 2003, the Company had a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a “change in ownership” under Internal Revenue Code Section 382, the Company’s ability to utilize depreciation and other tax attributes was limited to approximately $6.4 million per year commencing fiscal year 1998 and for the five subsequent years. This limitation was applied to all built-in losses, which existed on the “change of ownership” date, including all items giving rise to a deferred tax asset. Upon the expiration of the limitation in 2003, these tax deductions are now unlimited in their use per year.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

Related party debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Construction loan note payable (A)	$—	$65,106
Lease purchase note payable (B)	—	11,146
Starfire loan note payable (C)	—	25,000

	—	101,252
Less current portion	—	14,796

Long-term debt-less current portion	$—	$86,456

(A) During 2001, the Company borrowed $73.0 million pursuant to a demand note for a construction loan from AREH in order to finance the construction of the 1,000-room hotel tower, Lucky’s Cafe and a new pool area. The demand note was secured by a deed of trust on certain real property. In November 2001, the Company began making principal payments on the loan in equal monthly installments based on a 20 year amortization schedule, with the remaining balance due and payable June 2002. Interest accrued at a variable rate per annum equal to the sum of (i) 300 basis points plus (ii) the 90 day London Interbank Offered Rate (“LIBOR”). This interest rate at December 31, 2002 was 4.66% per annum. On July 3, 2002, the Company paid AREH 1% of the original principal amount, or $730,000, to obtain a 24 month extension of the loan term. The extension fee was amortized over the remaining term of the loan. On September 1, 2003, the term was extended to September 6, 2005. The note was repaid and the fees expensed to interest expense during May 2004.

(B) During 2001, the Company borrowed $12.5 million pursuant to a demand note payable to AREH that was used to acquire the property under the Master Lease from Strato-Retail, LLC. The demand note was secured by a deed of trust on certain real property. In November 2001, the Company began making principal payments on the loan in equal installments based on a 20 year amortization schedule with the remaining balance due and payable July 2002. Interest accrued at a variable rate per annum equal to the sum of (i) 350 basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2002 was 5.16% per annum. On July 4, 2002, the Company paid AREH 1% of the original principal amount, or $125,000, to obtain a 12 month extension of the loan term. The loan extension fee was being amortized over the remaining term of the loan. The term was extended to August 31, 2004. The note was repaid and the fees expensed during May 2004.

(C) During 2002, Fresca, LLC, entered into an unsecured line of credit in the amount of $25.0 million with Starfire, , which is wholly-owned by Mr. Icahn. The outstanding balance, including accrued interest, was due and payable on January 2, 2007. As of December 31, 2003, Fresca, LLC, had $25.0 million outstanding. The note bore interest on the unpaid principal balance from January 2, 2002 until maturity at the rate per annum equal to the prime rate, as established by Fleet Bank, from time to time, plus 2.75%. Interest was payable semi-annually in arrears on the first day of January and July, and at maturity. The note was guaranteed by Mr. Icahn. The note was repaid during May 2004.

NOTE 10. NOTES PAYABLE

On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. The net proceeds from the sale of the notes have been used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt described above and for distributions. The notes have a fixed annual interest rate of 7.85%, which is payable every six months on February 1 and August 1, commencing August 1, 2004. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $229.0 million as of December 31, 2004.

The payment obligations under the $215.0 million 7.85% Senior Secured Notes due 2012 issued by ACEP are fully and unconditionally guaranteed by all but one subsidiary of ACEP. The notes are subject to compliance with certain covenants. At December 31, 2004, we were in compliance with the note covenants. In accordance with positions established by the Securities and Exchange Commission, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiary is less than 3% of ACEP’s consolidated amounts.

A syndicate of lenders has provided a non-amortizing $20.0 million revolving credit facility. The commitments are available to the Company in the form of revolving loans, and include a letter of credit facility (subject to a $10.0 million sublimit). The proceeds of loans under the senior secured revolving credit facility are available to provide working capital and for other general corporate purposes. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate on January 29, 2008. We had availability under our credit facility of $20.0 million at December 31, 2004, subject to continuing compliance with certain covenants.

NOTE 11. EMPLOYEE BENEFIT PLAN

Approximately 32% of the Company’s employees are members of various unions covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.1 million, $7.6 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has no obligation for funding the plan beyond payments made for hours worked.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 4% of their individual earnings. The Company recorded $0.5 million, $0.6 million and $0.8 million for matching contributions for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 12. COMMITMENTS

The Company and Richard P. Brown, President and Chief Executive Officer of the Company, entered into a two-year employment agreement effective April 1, 2004 (the “Brown Agreement”). The Brown Agreement provides that Mr. Brown will be paid a base annual compensation of $500,000. The agreement also provides Mr. Brown receive an annual bonus of up to 50% of base compensation. The Brown Agreement further provides that if Mr. Brown is terminated without “Cause” (as defined in the Brown Agreement) or there is a “Change of Control” (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. Mr. Brown was paid a $20,000 bonus in 2004 for the year ended December 31, 2003 and a $250,000 bonus in 2005 for the year ended December 31, 2004.

NOTE 13. CONTINGENCIES

The Company filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. (“Grand”). Included in the complaint are approximately $5.9 million of payments made to Grand prior to Grand beginning bankruptcy proceedings. On December 31, 2002, the Bankruptcy Court entered its Memorandum of Decision; Findings of Facts and Conclusions of Law; and Judgment awarding the Stratosphere approximately $2.3 million. This amount was collected during May 2003.

In December 2001, Tiffiny Decorating Company (“Tiffiny”), a subcontractor to Great Western Drywall, Inc. (“Great Western”), commenced an action against Stratosphere Corporation, Stratosphere Development LLC, AREH (the “Stratosphere Parties”), Great Western, Nevada Title and Safeco Insurance in the Eighth Judicial District Court of the State of Nevada. The action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. We have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere parties setting forth the same disputed issues and claiming additional damages. That separate action has been consolidated with the case brought by Tiffiny.

The initial complaint brought by Tiffiny asserts that Tiffiny performed certain construction services at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of approximately $521,562 against Great Western, the Stratosphere parties, and the other defendants, which the Stratosphere parties contend has been paid to Great Western for payment to Tiffiny.

Great Western is alleging that it is owed payment from the Stratosphere parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere parties. The amount includes the Tiffiny claim.

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed on October 29, 2002 to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account and is also classified in Accounts Payable — Construction on the Consolidated Balance Sheet. As a result, the Great Western base claim has been reduced to $3,213,579, the Tiffiny base claim has been reduced to $327,434 and the current escrow balance is $448,245.

The Early Case Conference in the Tiffiny case has already been concluded and initial documents and witnesses have been exchanged, which has been the discovery to date, however, it is not possible to give an opinion as to probable outcome of the action. The case will proceed with discovery from this point forward until such time as a resolution is reached or the matter is brought to trial. The matter was set for trial on February 25, 2005 but has been continued. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Our tax returns are subject to examination by the Internal Revenue Service and other taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of the provision for income taxes and income tax liabilities. In determining necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. Income tax expense in 2003 and 2004 includes the recognition of approximately $5.0 million of taxes potentially due, should certain of the company’s tax return positions not be sustained. At the successful conclusion of an examination or the expiration of the exposure period, this amount will be reversed back into income as a reduction of income tax expense. This amount is included as other long-term liabilities on the consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2004, KPMG LLP advised our indirect parent, AREP, that it would not seek re-election as AREP’s independent auditor for 2004, and that the client-auditor relationship between AREP and KPMG had ceased and, therefore, our relationship with KPMG had also ceased. None of KPMG’s reports on our combined financial statements for the years ended December 31, 2002 or 2003 contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim period preceding receipt of KPMG’s letter, there were no (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report or (2) “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Effective as of April 26, 2004, AREP’s audit committee engaged Grant Thornton LLP as its independent public accountants and, therefore, our independent public accountants. During the years ended December 31, 2002 and 2003, and from January 1, 2004 through April 26, 2004 (the date Grant Thornton LLP was appointed), neither we, AREP nor AREP’s audit committee consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth certain information as of December 31, 2004, concerning the executive officers and directors of American Entertainment Properties Corp., our parent, and ACEF:

NAME	AGE	POSITION
Jack G. Wasserman	68	Director
William A. Leidesdorf	59	Director
James L. Nelson	55	Director
Keith A. Meister	31	Director
Richard P. Brown	57	President, Chief Executive Officer and Director
Denise Barton	47	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

The following table sets forth certain information as of December 31, 2004, concerning our executive officers and key employees:

NAME	AGE	POSITION
Richard P. Brown	57	President and Chief Executive Officer
Denise Barton	47	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Ronald P. Lurie	63	General Manager — Arizona Charlie’s Decatur
Bobby Ray Harris	47	General Manager — Stratosphere Operations
Mark Majetich	54	General Manager — Arizona Charlie’s Boulder

Jack G. Wasserman has served as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since December 3, 1993. Mr. Wasserman is an attorney and a member of the bars of New York, Florida, and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Commission and, at the latter’s direction, is an independent member and the Chairman of the Stratosphere’s Compliance Committee. Mr. Wasserman is not a member of the Stratosphere’s Board of Directors. Since December 1, 1998, Mr. Wasserman has been a Director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became a subsidiary of AREH. Mr. Wasserman is also a Director of Cadus Pharmaceutical Corporation, a publicly-traded biotechnology company. Affiliates of Mr. Icahn are controlling shareholders of each of these companies. On June 9, 2004, Mr. Wasserman was elected to the Board of Directors of Triarc Industries, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the Audit and Compensation Committees of Triarc.

William A. Leidesdorf has served as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since March 26, 1991. Mr. Leidesdorf is also a Director of Renco Steel Group, Inc. and its subsidiary, WCI Steel Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf has been licensed by the New Jersey Casino Control Commission and the Nevada State Gaming Control Commission.

James L. Nelson has served as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since June 12, 2001. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc. Mr. Nelson currently serves as a Director of Viskase Corporation, a closely-held supplier for the meat and poultry business. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

Keith A. Meister has served as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception. Mr. Meister has served as President and Chief Executive Officer of API since August 2003 and of AREP Finance since inception. He continues to serve as a senior investment analyst of High River Limited Partnership, a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister is also a Senior Investment Analyst of Icahn Partners LP and Icahn Partners Master Fund LP. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investments funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister co-founded and served as co-president of J Net Ventures, a venture capital fund focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Communications, Inc., a company that is majority-owned by various entities controlled by Mr. Icahn; TransTexas Gas Corporation; and Scientia Corporation, a private health care venture company in which AREP holds less than a 10% equity interest.

Richard P. Brown has served as our President and Chief Executive Officer and President, Chief Executive Officer and a director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp. since inception. Mr. Brown has over 12 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Hotels Corporation. Mr. Brown also serves as President and Chief Executive Officer of GB Holdings, Inc. and Atlantic Coast Entertainment Holdings, Inc., which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey and which is controlled by affiliates of Mr. Icahn.

Denise Barton has served as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Ms. Barton also serves as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc. and Atlantic Coast Entertainment Holdings, Inc., which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey and which is controlled by affiliates of Mr. Icahn.

Ronald P. Lurie has served as our General Manager — Arizona Charlie’s Decatur since inception and as Executive Vice President and General Manager of Arizona Charlie’s Decatur since January 1999. From November 1990 until January 1999, Mr. Lurie held various positions at Sunset Coin, an affiliate of Arizona Charlie’s, Inc., including most recently as General Manager of Sunset Coin. In addition to his 25 years in the gaming industry, Mr. Lurie served as a Las Vegas City Councilman from 1973 to 1987 and as the Mayor of Las Vegas from June 1987 to June 1991.

Bobby Ray Harris has served as our General Manager — Stratosphere Operations since inception and as Senior Vice President — Stratosphere Operations since March 2000. From February 1999 to March 2000 he served as Vice President — Hotel and Tower Operations and from August 1996 to February 1999 he served as Director of Hotel Operations. Mr. Harris joined the Stratosphere in October 1995 as the Director Of Marketing Services. Prior to joining the Stratosphere, Mr. Harris held various management positions at Caesars Tahoe and MGM Grand. He has more than 20 years of experience in the gaming industry.

Mark Majetich has served as our General Manager — Arizona Charlie’s Boulder since inception and Vice President — General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino, including most recently, Hotel Manager. He has more than 25 years of experience in the gaming industry.

No family relationships exist between any directors or executive officers of ACEP.

The Board of Directors of AEP has established an Audit Committee. Its members are Mr. Nelson, Mr. Wasserman and Mr. Leidesdorf.

The Board of Directors of AEP has determined that AEP does not have an ‘audit committee financial expert,’ within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. AEP believes that each member of the Audit Committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a Director and member of the Audit Committee of AEP, to be fully capable of discharging his duties as a member of the Audit Committee. However, none of the members of the Audit Committee has a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements’. If the Audit Committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

AREP has adopted a code of ethics that applies to the chief executive officer and senior financial officers of ACEP, a copy of which is incorporated by reference in the exhibit index.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during the years ended December 31, 2004, 2003 and 2002, by our Chief Executive Officer and our four other most highly compensated executive officers and key employees for services rendered in all capacities for those years.

SUMMARY COMPENSATION TABLE

				All Other
	ANNUAL COMPENSATION (1)			Compensation
Name and Principal Position	Year	Salary ($)	Bonus($) (2)	($) (3)
Richard P. Brown	2004	461,155	250,000	8,335
President and Chief Executive Officer	2003	316,154	20,000	8,315
	2002	274,988	20,000	6,459

Denise Barton	2004	214,635	70,500	9,418
Senior Vice President, Chief Financial Officer,	2003	182,269	37,000	4,413
Treasurer and Secretary	2002	63,942	26,250	1,298

Ronald Lurie	2004	214,531	54,075	10,346
General Manager — Arizona Charlie’s Decatur	2003	217,269	57,500	3,608
	2002	216,311	5,000	7,173

Bobby Ray Harris	2004	211,942	58,750	2,863
General Manager — Stratosphere Operations	2003	180,139	37,000	9,543
	2002	165,261	35,000	13,487

Mark Majetich	2004	167,983	43,750	3,626
General Manager — Arizona Charlie’s Boulder	2003	148,640	37,500	3,496
	2002	135,385	10,000	6,891

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, or earned by or paid to any of the named executive officers by us, expect as noted below.

Other annual compensation was less than $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers above. Other annual compensation consisted of car allowances for one officer during 2004 and 2003.

(2) Represents bonuses earned in year presented and paid in the subsequent year.

(3) Includes contributions by ACEP to defined contribution plans, dollar value of insurance premiums and other compensation related to health insurance payments.

OPTION GRANTS IN LAST FISCAL YEAR

We have not implemented a stock option plan.

COMPENSATION OF DIRECTORS

AEP directors who are not employees of ACEP do not receive any compensation for their service as members of the board of directors, but are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors.

EMPLOYMENT AGREEMENTS

The Company and Richard P. Brown, President and Chief Executive Officer of the Company, entered into a two-year employment agreement effective April 1, 2004 (the “Brown Agreement”). The Brown Agreement provides that Mr. Brown will be paid a base annual compensation of $500,000. The agreement also provides that Mr. Brown will receive an annual bonus of up to 50% of base compensation. The Brown Agreement further provides that if Mr. Brown is terminated without “Cause” (as defined in the Brown Agreement) or there is a “Change of Control” (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. Mr. Brown was paid a $20,000 bonus in 2004 for the year ended December 31, 2003 and a $250,000 bonus in 2005 for the year ended December 31, 2004.

EMPLOYEE RETIREMENT SAVINGS PLAN

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 4% of their individual earnings. We recorded $0.5 million, $0.6 million and $0.8 million for matching contributions for the years ended December 31, 2004, 2003 and 2002, respectively.

INCENTIVE BONUS PLAN

Effective 2003, we implemented an incentive bonus plan for our senior management team. The bonus plan provides that if certain targeted earnings are met, a corresponding amount will be credited towards a bonus pool. Upon completion of the annual audit, bonuses are paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP owns all of the membership interests of ACEP. The principal executive offices of AEP are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104.

AEP is wholly owned by AREH. AREP owns a 99% limited partner interest in AREH. Mr. Carl Icahn, through certain affiliates, currently owns 100% of AREP’s and AREH’s general partner and over 86.5% of AREP’s outstanding depository units and preferred units.

Neither our officers nor the officers and directors of our parent own any of our equity interests or the equity interests of our parent or subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Acquisitions

As of December 31, 2004, affiliates of Mr. Icahn owned over 86% of AREP’s outstanding depositary units and preferred units. AREP’s general partner is API, which is a wholly-owned subsidiary of Beckton Corp. All of the capital stock of Beckton is owned by Mr. Icahn. AREP’s business is conducted through a subsidiary limited partnership, AREH, in which AREP owns a 99% limited partnership interest. API has a 1% general partnership interest in each of AREP and AREH. AREH owns 100% of American Entertainment Properties Corp., which is our direct parent.

Pre-Acquisition Transactions

Prior to the acquisitions on May 26, 2004 by us of Stratosphere, Arizona Charlie’s Boulder and Arizona Charlie’s Decatur, AREH owned 100% of Stratosphere Corporation. In addition, prior to the acquisitions, Fresca, LLC, which owns Arizona Charlie’s Boulder, was owned by Mr. Icahn and Mr. Icahn’s wholly-owned subsidiary, Starfire Holding Corporation, and Arizona Charlie’s, Inc., the holder of Arizona Charlie’s Decatur, was wholly-owned by Nybor Limited Partnership, the limited partner of which is Starfire Holding Corporation and the general partner of which is Barberry Corp., which is wholly-owned by Mr. Icahn.

Prior to the acquisitions, Stratosphere Corporation repaid a portion of the principal amount of its intercompany debt owed to AREH totaling $30.7 million, which was an amount equal to not more than the cash Stratosphere Corporation held in excess of $12 million. In addition, the entity, which owns Arizona Charlie’s Decatur, made a cash distribution in an amount equal to not more than the cash the entity which owned Arizona Charlie’s Decatur had in excess of $8 million and such distribution was included in the assets that were acquired by us.

Acquisitions

In January 2004, we entered into a membership interest purchase agreement with Starfire Holding Corporation and Mr. Icahn, as sellers, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly formed entity that owned Arizona Charlie’s, LLC, the successor to Arizona Charlie’s, Inc., which owns and operates Arizona Charlie’s Decatur, and Fresca, LLC, which owns and operates Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board in May 2004. The purchase price was $125.9 million.

The acquisition was approved by the Audit Committee of AEP. The Audit Committee was advised as to the transaction by independent legal counsel and financial advisors. The Audit Committee obtained an opinion that the consideration to be paid in the acquisition was fair, from a financial point of view, to the Company.

In January 2004, we entered into a contribution agreement with American Entertainment Properties Corp., AREH and Stratosphere Corporation, in which AREH agreed to contribute to American Entertainment Properties Corp. 100% of the outstanding capital stock of Stratosphere Corporation, which American Entertainment Properties Corp. would then contribute to ACEP, subject only to necessary approvals under applicable Nevada gaming laws and the closing of the transaction contemplated by the membership interest purchase agreement. This transaction was also approved by the Nevada Gaming Commission upon the recommendation of the Nevada Gaming Control Board in May 2004.

Tax Allocation Agreement

We and our subsidiaries entered into a tax allocation agreement with our parent, American Entertainment Properties Corp. The tax allocation agreement provides for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provides for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that may be carried back to prior years.

Other Transactions

As of May 26, 2004, we have entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the owner of the Sands Hotel and Casino in Atlantic City, New Jersey, which is controlled by affiliates of Mr. Icahn. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2004, 2003 and 2002, we billed approximately $387,500, $190,600 and $27,900, respectively.

During 2004, 2003 and 2002, we made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $167,000, $161,400 and $160,900, respectively.

As of December 31, 2004 and December 31, 2003, the Company was owed approximately $388,000 and $233,000, respectively, for reimbursable expenses from related parties.

During 2001, the Company borrowed $73.0 million subject to a demand note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky’s Cafe and a new pool area. The demand note was secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a 20 year amortization schedule, with the remaining balance due and payable June 2002. Interest accrued at a variable rate per annum equal to the sum of (i) 300 basis points plus (ii) the 90 day London Interbank Offered Rate, or LIBOR. This interest rate at December 31, 2002 was 4.66%. On July 3, 2002, the Company paid AREH 1% of the original principal amount, or $730,000, to obtain a 24 month extension of the loan term. The extension fee was amortized over the remaining term of the loan. On September 1, 2003 the term was extended to September 6, 2005. The note was repaid during May 2004.

During 2001, the Company borrowed $12.5 million subject to a demand note to AREH used to acquire the property under the Master Lease from Strato-Retail, LLC. The demand note was secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal installments based on a 20 year amortization schedule with the remaining balance due and payable July 2002. Interest accrued at a variable rate per annum equal to the sum of (i) 350 basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2002 was 5.16% per annum. On July 4, 2002 the Company paid AREH one point or $125,000 to obtain a 12 month extension of the loan term. The loan extension fee was being amortized over the remaining term of the loan. The term was extended to August 31, 2004. The note was repaid during May 2004.

During 2002, Fresca, LLC, entered into an unsecured line of credit in the amount of $25.0 million with Starfire, a common-ownership related party. The outstanding balance, including accrued interest, was due and payable on January 2, 2007. As of December 31, 2003, Fresca, LLC, had $25.0 million outstanding. The note bore interest on the unpaid principal balance from January 2, 2002 until maturity at the rate per annum equal to the prime rate, as established by Fleet Bank, from time to time, plus 2.75%. Interest was payable semi-annually in arrears on the first day of January and July, and at maturity. The note was guaranteed by Mr. Icahn. The note was repaid during May 2004.

On November 20, 1998, Starfire Holding Corporation, an affiliate of Mr. Icahn, entered into an undertaking pursuant to which Starfire Holding Corporation agreed to indemnify AREP and its subsidiaries for losses resulting from the imposition by the Pension Benefit Guaranty Corporation, or PBGC, of termination or minimum funding pension liabilities on AREP or its subsidiaries. These liabilities could be imposed as a result of AREP or its subsidiaries being members of the controlled group of entities of which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Applicable pension and tax laws make each member of a “controlled group” jointly and severally liable for certain pension plan obligations of any member of the controlled group. The undertaking provides, among other things, that Starfire Holding Corporation will not make any distribution to its stockholders that would reduce its net worth to below $250.0 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 1, 2004, KPMG advised our indirect parent, AREP, that it would not seek re-election as AREP’s independent auditor for 2004, and that the client-auditor relationship between AREP and KPMG had ceased and, therefore, our relationship with KPMG has also ceased. None of KPMG’s reports on our combined financial statements for the years ended December 31, 2002 or 2003 contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim period preceding receipt of KPMG’s letter, there were no (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report or (2) “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

Effective as of April 26, 2004, AREP’s audit committee engaged Grant Thornton LLP as its independent public accountant and, therefore, our independent public accountant. During the years ended December 31, 2002 and 2003, and from January 1, 2004 through April 26, 2004 (the date Grant Thornton LLP was appointed), neither we, AREP nor AREP’s audit committee consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth the aggregate fees billed by our principal accountants for 2004 and 2003 services:

	Grant Thornton	KPMG
	2004	2003
Audit fees (1)	171,369	249,900
Audit-related fees (2)	23,500	206,305
Tax fees (3)	—	6,500

Total fees	194,869	462,705

In addition, we accrued approximately $188,084 for estimated audit fees, not yet billed by Grant Thornton, for 2004.

Grant Thornton and KPMG did not provide any services related to financial information systems design and implementation during 2004 or 2003.

(1)	Audit fees also include fees for work associated with Sarbanes-Oxley.

(2)	Audit-related fees include fees for work related to the registration statement on Form S-4, related to our offer to exchange 7.85% senior secured notes due 2012, registered under the Securities Act of 1933 for 7.85% senior secured notes issued in a private placement.

(3)	Tax fees include work performed for federal income taxes.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant, and during 2004 all such engagements and fees were preapproved.

The Audit Committee of the Board of Directors has concluded that the provision of services covered under tax fees and all other fees is compatible with maintaining Grant Thornton’s and KPMG’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statements and Schedules

     3. List of exhibits

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Limited Liability Company Agreement of American Casino & Entertainment Properties LLC (incorporated by reference to Exhibit 3.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.3	Amended and Restated Certificate of Incorporation of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.4	By-Laws of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.1	Indenture, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.2	Supplemental Indenture, dated as of May 26, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.3	Form of 7.85% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.4	Registration Rights Agreement, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.1	Credit Agreement, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, certain subsidiaries of American Casino & Entertainment Properties LLC, the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as syndication agent and administrative agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

EXHIBIT NO.	DESCRIPTION

10.2	Pledge and Security Agreement, dated as of May 26, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.3	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.4	Employment Agreement, effective as of April 1, 2004, by and between American Casino & Entertainment Properties LLC and Richard P. Brown (incorporated by reference to Exhibit 10.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.5	Membership Interest Purchase Agreement, dated as of January 5, 2004, by and among American Casino & Entertainment Properties LLC, Starfire Holding Corporation and Carl C. Icahn (incorporated by reference to American Real Estate Partners, L.P.’s Exhibit 99.2 to Form 8-K (SEC File No. 1-9516), filed on January 5, 2004).

10.6	First Amendment to Credit Agreement, dated as of January 29, 2004 among American Casino & Entertainment Properties LLC, as the Borrower, certain subsidiaries of the Borrower, as Guarantors, The Several Lenders, Bear Stearns Corporate Lending Inc. as Syndication Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of May 26, 2004, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.7	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.7 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.8	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.8 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.9	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.9 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.10	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000.

12.1	Statements re computation of ratio of earnings to fixed charges.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q (SEC File No. 1-9516), filed on November 9, 2004).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Richard P. Brown

Richard P. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Entertainment Properties Corp., the sole member of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown

Richard P. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Denise Barton

Denise Barton	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Jack G. Wasserman

Jack G. Wasserman	Director	March 16, 2005

/s/ William A. Leidesdorf

William A. Leidesdorf	Director	March 16, 2005

/s/ James L. Nelson

James L. Nelson	Director	March 16, 2005

/s/ Keith A. Meister

Keith A. Meister	Director	March 16, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2004. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.