Form 10-Q
period 2005-03-31
American Casino & Entertainment Properties LLC
filed 2005-05-09
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 333-118149

American Casino & Entertainment Properties LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Las Vegas Boulevard South Las Vegas, NV (Address of principal executive offices)	89104 (Zip Code)
(702) 380-7777
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2005	December 31, 2004

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$85,896	$75,161
Cash and cash equivalents-restricted	499	448
Investments-restricted	2,546	2,546
Accounts receivable, net	4,043	3,942
Related party receivables	676	388
Deferred income taxes	2,685	2,685
Other current assets	10,422	10,311

Total Current Assets	106,767	95,481

Property and Equipment, net	313,871	314,609

Debt issuance and deferred financing costs, net	7,186	7,447
Lessee incentive	317	367
Deferred income taxes	41,933	46,437

Total Other Assets	49,436	54,251

TOTAL ASSETS	$470,074	$464,341

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable-trade	$3,587	$4,429
Accounts payable-construction	805	805
Accrued expenses	19,749	22,759
Accrued payroll and related expenses	10,383	10,779
Current portion of capital lease obligation	456	450

Total Current Liabilities	34,980	39,222

Long-Term Liabilities:
Notes payable	215,000	215,000
Accrued lessee incentive	568	568
Capital lease obligations, less current portion	3,182	3,298
Other	5,257	5,257

Total Long-Term Liabilities	224,007	224,123

Total Liabilities	258,987	263,345

Commitments and Contingencies
Member’s Equity:
Member’s Equity	211,087	200,996

Total Member’s Equity	211,087	200,996

Total Liabilities and Member’s Equity	$470,074	$464,341

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

	(Unaudited)
	(In thousands)
Revenues:
Casino	$47,729	$42,592
Hotel	15,793	13,888
Food and beverage	17,076	16,701
Tower, retail and other	8,206	7,976

Gross Revenues	88,804	81,157
Less promotional allowances	5,966	6,148

Net Revenues	82,838	75,009

Costs and Expenses:
Casino	15,900	15,696
Hotel	6,023	5,596
Food and beverage	12,376	11,620
Other operating expenses	3,638	3,151
Selling, general and administrative	19,687	18,180
Depreciation and amortization	5,443	5,883
(Gain) loss on sale of assets	(19)	4

Total Costs And Expenses	63,048	60,130

Income From Operations	19,790	14,879

Other income (expense):
Interest income	167	264
Interest expense	(4,539)	(4,371)

Total other expense, net	(4,372)	(4,107)

Income Before Income Taxes	15,418	10,772
Provision for income taxes	5,327	4,554

Net Income	$10,091	$6,218

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$10,091	$6,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,443	5,883
(Gain) loss on sale or disposal of assets	(19)	4
Provision for deferred income taxes	4,504	—
Changes in operating assets and liabilities:
Restricted cash	(51)	—
Accounts receivable, net	(101)	(599)
Other assets	202	(1,472)
Accounts payable — trade	(842)	(2,661)
Accrued expenses	(3,406)	6,070

Net Cash Provided By Operating Activities	15,821	13,443

Cash Flows From Investing Activities:
Decrease in investments — restricted	—	52
Acquisition of property and equipment	(4,711)	(756)
Related party receivables	(288)	34
Cash proceeds from sale of property and equipment	25	49

Net Cash Used In Investing Activities	(4,974)	(621)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(2)	(7,515)
Proceeds from notes payable	—	215,000
Increase in restricted cash	—	(219,313)
Increase in related party payables	—	11,062
Payments on related party notes payable	—	(1,069)
Payments on capital lease obligation	(110)	—

Net Cash Used In Financing Activities	(112)	(1,835)

Net increase in cash and cash equivalents	10,735	10,987
Cash and cash equivalents — beginning of period	75,161	77,258

Cash And Cash Equivalents — End Of Period	$85,896	$88,245

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$8,518	$901

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	The Company
      American Casino & Entertainment Properties LLC (the “Company” or “ACEP”) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower (“Stratosphere”), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership (“AREH”). Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our senior management team has been responsible for the management of all three properties since 2002.
      ACEP is a subsidiary of American Entertainment Properties Corp. (“AEP”), and its ultimate parent is American Real Estate Partners, L.P. (“AREP”), a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of March 31, 2005, affiliates of Mr. Icahn owned 9,346,044 Preferred Units and 39,896,836 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation
      The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2004 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2004 consolidated audited financial statements presented in our Annual Report on Form 10-K, filed with the SEC on March 16, 2005 (SEC File No. 333-118149).
      In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.
Principles of Consolidation and Combination
      The consolidated financial statements include the accounts of ACEP and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. For the period ended March 31, 2004, the historical financial statements were presented on a combined basis.

Note 3.	Related Party Transactions
      As of May 26, 2004, the Company entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the owner of the Sands Hotel and Casino in Atlantic City, New Jersey, which is controlled by affiliates of Mr. Icahn. The Company is compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2005, the Company billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $136,000.
      During each of the three months ended March 31, 2005 and 2004, the Company made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $41,000 and $39,000, respectively. The services provided approximated fair value.
      As of March 31, 2005 and December 31, 2004, the Company was owed approximately $676,000 and $388,000, respectively, for reimbursable expenses from related parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains management’s discussion and analysis of our results of operations and financial condition. On May 26, 2004, we completed the purchase of Charlie’s Holding LLC, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, AREH contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a merger of entities under the common control of Mr. Icahn. Our financial statements for all periods (including for periods preceding the acquisitions) are consolidated.
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
Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Consolidated gross revenues increased 9.4% to $88.8 million for the three months ended March 31, 2005 from $81.2 million for the three months ended March 31, 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below.

Casino Revenues
      Consolidated casino revenues increased 12.0% to $47.7 million for the three months ended March 31, 2005 from $42.6 million for the three months ended March 31, 2004, of which consolidated slot machine revenues were $28.3 million, or 59.3% of consolidated casino revenues, and consolidated table game revenues were $6.9 million, or 14.5% of consolidated casino revenues, for the three months ended March 31, 2005 compared to $19.0 million and $6.9 million, respectively, for the three months ended March 31, 2004. This increase was primarily due to an increase in slot hold percentage.

Non-Casino Revenues
      Consolidated hotel revenues increased 13.7% to $15.8 million, or 17.8% of consolidated gross revenues, for the three months ended March 31, 2005 from $13.9 million, or 17.1% of consolidated gross revenues, for the three months ended March 31, 2004. This increase was primarily due to an increase in the average daily room rate from $56.48 to $66.85, or 18.4%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market.

Operating Expenses
      Consolidated hotel operating expenses increased 7.1% to $6.0 million, or 38.0% of consolidated hotel revenues, for the three months ended March 31, 2005 from $5.6 million, or 40.3% of consolidated hotel revenues, for the three months ended March 31, 2004. This increase was primarily due to an increase in labor costs.

      Consolidated food and beverage operating expenses increased 6.9% to $12.4 million, or 72.5% of consolidated food and beverage revenues for the three months ended March 31, 2005 from $11.6 million, or 69.5% of consolidated food and beverage revenues, for the three months ended March 31, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Consolidated other operating expenses increased 12.5% to $3.6 million, or 43.9% of consolidated tower, retail and other revenues for the three months ended March 31, 2005 from $3.2 million, or 40.0% of consolidated tower, retail and other revenues, for the three months ended March 31, 2004. This increase was primarily due to an increase in labor costs.
      Consolidated selling, general and administrative expenses were primarily comprised of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 8.2% to $19.7 million, or 22.2% of consolidated gross revenues for the three months ended March 31, 2005 from $18.2 million, or 22.4% of consolidated gross revenues, for the three months ended March 31, 2004. This increase was primarily due to an increase in payroll expenses, credit card fees and property taxes.

Interest Expense
      The increase in interest expense was primarily attributable to $4.2 million in interest expense associated with the $215.0 million 7.85% senior secured notes due 2012, which were issued on January 29, 2004.
Financial Condition
Liquidity and Capital Resources
      Our primary source of cash is from the operation of our properties. For the three months ended March 31, 2005, net cash provided by operating activities totaled approximately $15.8 million compared to approximately $13.4 million for the three months ended March 31, 2004. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants, until January 29, 2008. We had availability under our credit facility of $20.0 million at March 31, 2005, subject to continuing compliance with existing covenant restrictions. At March 31, 2005, we had cash and cash equivalents of $85.9 million.
      Our primary use of cash is for capital spending and to pay the interest on our 7.85% senior secured notes which mature in 2012 with interest payments due February 1 and August 1 of each year. Our capital spending was approximately $4.7 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively. We have estimated our 2005 capital spending at approximately $25.0 million, which we anticipate to include approximately $8.1 million to refurbish rooms, install the new Insanity ride and construct a night club at the Stratosphere and approximately $4.5 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.
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
      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2005, such ratio was 4.1 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreement to occupy manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10.0 million.
      Additionally, our senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At March 31, 2005, there were not any borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At March 31, 2005, these ratios were 86.3 to 1.0 and 0.0 to 1.0, respectively.
Contractual Obligations
      The following table summarizes contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations, and capital leases at March 31, 2005.

	Payments Due by Period

		Less than			After
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt	$215,000	$—	$—	$—	$215,000
Interest on long-term debt	118,143	16,878	33,755	33,755	33,755
Commitment fee on credit line	283	100	183	—	—
Capital leases	12,442	677	1,354	1,513	8,898

Total cash obligations	$345,868	$17,655	$35,292	$35,268	$257,653

Forward-Looking Statements
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

TRENDS AND OTHER UNCERTAINTIES

•	We face substantial competition in the hotel and casino industry.

•	We compete with the continued growth of gaming on Native American tribal lands, particularly in California.

•	The existence of legalized gambling in other jurisdictions may reduce the number of visitors to Las Vegas.

•	The gaming industry is highly regulated and the Nevada gaming authorities and state and municipal licensing authorities have significant control over our operations.

•	Potential changes in the tax or regulatory environment could increase our expenses and reduce our cash flow.

•	Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

•	We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations. Our properties rely exclusively on the Las Vegas economic market, and changes adversely impacting that market could reduce our revenue and cash flow.

•	Our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital.

•	Our properties use significant amounts of water and a water shortage may adversely affect our operations.

•	The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.

•	An increase in the cost of health care benefits could have a negative impact on our profitability.

•	We may incur higher costs or work slow-downs or stoppages due to union activities in Las Vegas.

•	Our stockholder and its control person could exercise its influence over us to your detriment.

•	We are heavily dependent on the Stratosphere for a large percentage of our operating cash flow and Arizona Charlie’s Boulder has had a history of negative operating cash flow.

•	Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us.

•	We may be subject to the pension liabilities of our affiliates.

•	Our insurance coverage may not be adequate to cover all possible losses that the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

•	Our substantial indebtedness could reduce our cash flow and prevent us from fulfilling our obligations under the 7.85% senior secured notes due 2012.

•	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

•	The terms of the senior secured revolving credit facility and other agreements we may enter into may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

•	Our failure to comply with the covenants contained in the senior secured revolving credit facility, the indenture governing the 7.85% senior secured notes due 2012 or any other agreement governing our first-priority lien debt, including our failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our financial condition.

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

•	We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under the notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At March 31, 2005, there were no borrowings under the facility.
      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $224.7 million as of March 31, 2005.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Casino & Entertainment Properties LLC

By:	/s/ Denise Barton

Denise Barton
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: May 6, 2005

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

II-1