Form 10-Q
period 2005-06-30
American Casino & Entertainment Properties LLC
filed 2005-08-09
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$97,071	$75,161
Cash and cash equivalents-restricted	501	448
Investments-restricted	2,826	2,546
Accounts receivable, net	3,414	3,942
Related party receivables	858	388
Deferred income taxes	2,685	2,685
Other current assets	10,285	10,311

Total Current Assets	117,640	95,481

Property and Equipment, net	315,009	314,609

Debt issuance and deferred financing costs, net	6,923	7,447
Lessee incentive	—	367
Deferred income taxes	39,827	46,437

Total Other Assets	46,750	54,251

TOTAL ASSETS	$479,399	$464,341

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable-trade	$3,066	$4,429
Accounts payable-construction	805	805
Accrued expenses	22,633	22,759
Accrued payroll and related expenses	9,304	10,779
Current portion of capital lease obligation	461	450

Total Current Liabilities	36,269	39,222

Long-Term Liabilities:
Notes payable	215,000	215,000
Accrued lessee incentive	40	568
Capital lease obligations, less current portion	3,065	3,298
Other	5,257	5,257

Total Long-Term Liabilities	223,362	224,123

Total Liabilities	259,631	263,345

Commitments and Contingencies
Member’s Equity:
Member’s Equity	219,768	200,996

Total Member’s Equity	219,768	200,996

Total Liabilities and Member’s Equity	$479,399	$464,341

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands)
Revenues:
Casino	$43,791	$39,799
Hotel	15,712	13,835
Food and beverage	17,892	16,719
Tower, retail and other	9,219	8,604

Gross Revenues	86,614	78,957
Less promotional allowances	5,105	5,597

Net Revenues	81,509	73,360

Costs and Expenses:
Casino	15,400	15,486
Hotel	6,844	5,940
Food and beverage	12,958	12,044
Other operating expenses	4,074	3,415
Selling, general and administrative	18,998	19,147
Depreciation and amortization	5,730	6,431
Gain on sale of assets	(2)	(148)

Total Costs And Expenses	64,002	62,315

Income From Operations	17,507	11,045

Other Income (expense):
Interest income	356	691
Interest expense	(4,561)	(5,376)

Total other expense, net	(4,205)	(4,685)

Income Before Income Taxes	13,302	6,360
Provision for income taxes	4,621	1,390

Net Income	$8,681	$4,970

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands)
Revenues:
Casino	$91,520	$82,391
Hotel	31,505	27,723
Food and beverage	34,968	33,420
Tower, retail and other	17,425	16,580

Gross Revenues	175,418	160,114
Less promotional allowances	11,071	11,745

Net Revenues	164,347	148,369

Costs and Expenses:
Casino	31,300	31,182
Hotel	12,867	11,536
Food and beverage	25,334	23,664
Other operating expenses	7,712	6,566
Selling, general and administrative	38,685	37,327
Depreciation and amortization	11,173	12,314
Gain on sale of assets	(21)	(144)

Total Costs And Expenses	127,050	122,445

Income From Operations	37,297	25,924

Other Income (expense):
Interest income	523	955
Interest expense	(9,100)	(9,747)

Total other expense, net	(8,577)	(8,792)

Income Before Income Taxes	28,720	17,132
Provision for income taxes	9,948	5,944

Net Income	$18,772	$11,188

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(In thousands)
Cash Flows From Operating Activities:
Net Income	$18,772	$11,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,173	12,314
Gain on sale or disposal of assets	(21)	(144)
Provision for deferred income taxes	6,610	2,830
Changes in operating assets and liabilities:
Restricted cash	(53)	(447)
Accounts receivable, net	528	(498)
Other assets	917	(678)
Accounts payable — trade	(1,363)	(2,882)
Accrued expenses	(2,129)	2,455

Net Cash Provided By Operating Activities	34,434	24,138

Cash Flows From Investing Activities:
(Increase) decrease in investments — restricted	(280)	52
Sale of marketable securities	—	4,200
Acquisition of property and equipment	(11,590)	(9,925)
Related party receivables	(470)	44
Cash proceeds from sale of property and equipment	38	398

Net Cash Used In Investing Activities	(12,302)	(5,231)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	—	(1,060)
Proceeds from related note payable	—	215,000
Member Contribution	—	28,219
Capital distribution	—	(187,816)
Payments on related party notes payable	—	(101,252)
Payments on capital lease obligation	(222)	(25)

Net Cash Used In Financing Activities	(222)	(46,934)

Net increase (decrease) in cash and cash equivalents	21,910	(28,027)
Cash and cash equivalents — beginning of period	75,161	77,258

Cash and Cash Equivalents — end of period	$97,071	$49,231

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$8,596	$2,342

Cash paid during the period for income taxes	$2,500	$—

Non-Cash Investing And Financing Activities
Net assets contributed by parent	$—	$6,886

Change in tax asset related to acquisition	$—	$12,721

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
      ACEP is a subsidiary of American Entertainment Properties Corp. (“AEP”), and its ultimate parent is American Real Estate Partners, L.P. (“AREP”), a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of June 30, 2005, affiliates of Mr. Icahn owned 9,346,044 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation
      The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2004 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2004 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 (SEC File No. 333-118149).
      In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.
Principles of Consolidation
      The consolidated financial statements include the accounts of ACEP and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Related Party Transactions
      As of May 26, 2004, the Company entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”), the owner of the Sands Hotel and Casino in Atlantic City, New Jersey. Atlantic Coast is majority owned by AREP. The Company is compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the three months ended June 30, 2005 and 2004, the Company billed Atlantic Coast and its affiliates for services under the agreement approximately $179,000 and $67,000, respectively. The Company billed Atlantic Coast approximately $315,000 and $116,000 for the six months ended June 30, 2005 and 2004, respectively.
      During the three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004, the Company made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments of approximately $44,000 and $42,000 for the three months ended June 30, 2005 and 2004 and $86,000 and $81,000, for the six months ended June 30, 2005 and 2004, respectively. The services provided approximated fair value.
      As of June 30, 2005 and December 31, 2004, the Company was owed approximately $858,000 and $388,000, respectively, from related parties. This receivable is primarily related to the intercompany services agreement with Atlantic Coast.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains management’s discussion and analysis of our results of operations and financial condition. On May 26, 2004, we completed the purchase of Charlie’s Holding LLC, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, American Real Estate Holdings Limited Partnership (“AREH”) contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a merger of entities under the common control of Mr. Icahn. Our financial statements for all periods (including for periods preceding the acquisitions) are consolidated.
Overview
      We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower (“Stratosphere”), which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-recognized casinos in their respective marketplaces.
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
      We currently offer gaming, hotel, dining, entertainment, tower visits, retail and other amenities at our properties. The following table provides certain summary information for each of our properties:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,408	48
Arizona Charlie’s Decatur	52,000	258	1,500	15
Arizona Charlie’s Boulder	41,000	303	849	14
      We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot handle as volume measurements which consist of the amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot handle that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks and the average check amount.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended
	June 30,

	2005	2004	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$43.8	$39.8	10.1%
Hotel	15.7	13.8	13.8%
Food and beverage	17.9	16.7	7.2%
Tower, retail and other	9.2	8.6	7.0%

Gross revenues	86.6	78.9	9.8%
Less promotional allowances	5.1	5.6	(8.9)%

Net revenues	81.5	73.3	11.2%
Costs and expenses:
Casino	15.4	15.5	(0.6)%
Hotel	6.8	5.9	15.3%
Food and beverage	13.0	12.0	8.3%
Other operating expenses	4.1	3.4	20.6%
Selling, general and administrative	19.0	19.1	(0.5)%
Depreciation and amortization	5.7	6.4	(10.9)%

Total costs and expenses	64.0	62.2	2.9%

Income from operations	$17.5	$11.1	57.7%

Gross Revenues
      Gross revenues increased 9.8% to $86.6 million for the three months ended June 30, 2005 from $78.9 million for the three months ended June 30, 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below.

Casino Revenues
      Casino revenues increased 10.1% to $43.8 million for the three months ended June 30, 2005 from $39.8 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, slot machine revenues were $36.5 million, or 83.4% of casino revenues, and table game revenues were $5.7 million, or 13.0% of casino revenues, compared to $32.7 million and $5.9 million, respectively, for the three months ended June 30, 2004. This increase was primarily due to an increase in hold percentage.

Non-Casino Revenues
      Hotel revenues increased 13.8% to $15.7 million for the three months ended June 30, 2005 from $13.8 million for the three months ended June 30, 2004. This increase was primarily due to an increase in the average daily room rate from $55.09 to $60.86, or 10.5% and an increase in the hotel occupancy from 90.3% to 92.8%. The increase in the average daily room rate and hotel occupancy was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers and an increase in tourism in the Las Vegas market.

      Food and beverage revenues increased 7.2% to $17.9 million for the three months ended June 30, 2005 from $16.7 million or for the three months ended June 30, 2004. This increase was primarily due to an increase in our catering and upscale dining business.
      Tower, retail and other revenue increased 7.0% to $9.2 million for the three months ended June 30, 2005 from $8.6 million for the three months ended June 30, 2004. This increase was primarily due to increased tower visitation, which was primarily attributable to the opening of the Insanity ride on March 10, 2005.

Operating Expenses
      Hotel operating expenses increased 15.3% to $6.8 million, or 43.3% of hotel revenues, for the three months ended June 30, 2005 from $5.9 million, or 42.8% of hotel revenues, for the three months ended June 30, 2004. This increase was primarily due to an increase in labor costs and supplies as a result of an increase in business volume.
      Food and beverage operating expenses increased 8.3% to $13.0 million, or 72.6% of food and beverage revenues for the three months ended June 30, 2005 from $12.0 million, or 71.9% of food and beverage revenues, for the three months ended June 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Other operating expenses increased 20.6% to $4.1 million, or 44.6% of tower, retail and other revenues for the three months ended June 30, 2005 from $3.4 million, or 39.5% of tower, retail and other revenues, for the three months ended June 30, 2004. This increase was primarily due to an increase in labor costs related to the opening of the Insanity ride.

Interest Expense
      Interest expense in 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004. In addition, interest expense in 2004 included interest paid on related parties notes which were repaid in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended
	June 30,

	2005	2004	% Change

INCOME STATEMENT DATA:
Revenues:
Casino	$91.5	$82.4	11.0%
Hotel	31.5	27.7	13.7%
Food and beverage	35.0	33.4	4.8%
Tower, retail and other	17.4	16.6	4.8%

Gross revenues	175.4	160.1	9.6%
Less promotional allowances	11.1	11.7	(5.1)%

Net revenues	164.3	148.4	10.7%
Costs and expenses:
Casino	31.3	31.2	0.3%
Hotel	12.9	11.5	12.2%
Food and beverage	25.3	23.7	6.8%
Other operating expenses	7.7	6.6	16.7%
Selling, general and administrative	38.6	37.2	3.8%
Depreciation and amortization	11.2	12.3	(8.9)%

Total costs and expenses	127.0	122.5	3.8%

Income from operations	$37.3	$25.9	43.6%

Gross Revenues
      Gross revenues increased 9.6% to $175.4 million for the six months ended June 30, 2005 from $160.1 million for the six months ended June 30, 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below.

Casino Revenues
      Casino revenues increased 11.0% to $91.5 million for the six months ended June 30, 2005 from $82.4 million for the six months ended June 30, 2004, of which slot machine revenues were $74.1 million, or 80.9% of casino revenues, and table game revenues were $12.6 million, or 13.8% of casino revenues, for the six months ended June 30, 2005 compared to $66.3 million and $12.8 million for the six months ended June 30, 2005 and 2004, respectively. This increase was primarily due to an increase in hold percentage.

Non-Casino Revenues
      Hotel revenues increased 13.7% to $31.5 million for the six months ended June 30, 2005 from $27.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in the average daily room rate from $55.78 to $63.72, or 14.2%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market.

Operating Expenses
      Hotel operating expenses increased 12.2% to $12.9 million, or 41.0% of hotel revenues, for the six months ended June 30, 2005 from $11.5 million, or 41.5% of hotel revenues, for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs and supplies as a result of an increase in business volume.
      Food and beverage operating expenses increased 6.8% to $25.3 million, or 72.3% of food and beverage revenues for the six months ended June 30, 2005, from $23.7 million, or 71.0% of food and beverage revenues for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Other operating expenses increased 16.7% to $7.7 million, or 44.3% of tower, retail and other revenues for the six months ended June 30, 2005, from $6.6 million, or 39.8% of tower, retail and other revenues for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs related to the opening of the Insanity ride.

Interest Expense
      Interest expense in 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004. In addition, interest expense in 2004 included interest paid on related parties notes which were repaid in 2004.
Financial Condition
Liquidity and Capital Resources
      Our primary source of cash is from the operation of our properties. At June 30, 2005, we had cash and cash equivalents of $97.1 million. For the six months ended June 30, 2005, net cash provided by operating activities totaled approximately $34.4 million compared to approximately $24.1 million for the six months ended June 30, 2004. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants (discussed below), until January 29, 2008. We had availability under our credit facility of $20.0 million at June 30, 2005, subject to continuing compliance with existing covenant restrictions.

      Our primary use of cash is for capital spending and to pay the interest on our 7.85% senior secured notes, which mature in 2012 with interest payments due February 1 and August 1 of each year. Our capital spending was approximately $11.6 million and $9.9 million for the six months ended June 30, 2005 and 2004, respectively. We have estimated our 2005 capital expenditures to be approximately $25.0 million, which we anticipate to include approximately $8.1 million to refurbish rooms, install the new Insanity ride and construct a night club at the Stratosphere and approximately $4.5 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.
      We believe operating cash flows and borrowings available under the senior secured revolving credit facility will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the notes and the terms of the senior secured revolving credit facility, additional financing through bank borrowings or debt or equity financings. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events could occur, resulting in the need to raise additional funds.
      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2005, such ratio was 4.1 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreement to occupy manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10.0 million.
      Additionally as described above, we have a senior secured revolving credit facility allows for borrowings of up to $20.0 million, including our issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. At June 30, 2005, these ratios were 89.3 to 1.0 and 0.0 to 1.0, respectively. At June 30, 2005, there were no borrowings or letters of credit outstanding under the facility.

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
TRENDS AND OTHER UNCERTAINTIES

•	We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under the notes.

•	We face substantial competition in the hotel and casino industry.

•	The existence of legalized gambling in other jurisdictions may reduce the number of visitors to Las Vegas.

•	The gaming industry is highly regulated and the Nevada gaming authorities and state and municipal licensing authorities have significant control over our operations.

•	Potential changes in the tax or regulatory environment could increase our expenses and reduce our cash flow.

•	Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

•	We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations. Our properties rely exclusively on the Las Vegas economic market, and changes adversely impacting that market could reduce our revenue and cash flow.

•	The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.

•	We may incur higher costs or work slow-downs or stoppages due to union activities in Las Vegas.

•	We are heavily dependent on the Stratosphere for a large percentage of our operating cash flow.

•	Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us.

•	We may be subject to the pension liabilities of our affiliates.

•	Our insurance coverage may not be adequate to cover all possible losses that the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder could suffer.

•	Our substantial indebtedness could reduce our cash flow and prevent us from fulfilling our obligations under the 7.85% senior secured notes due 2012.

•	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

•	The terms of the senior secured revolving credit facility and other agreements we may enter into may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

•	Our failure to comply with the covenants contained in the senior secured revolving credit facility, the indenture governing the 7.85% senior secured notes due 2012 or any other agreement governing our first-priority lien debt, including our failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our financial condition.

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At June 30, 2005, there were no borrowings under the facility.
      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $227.9 million as of June 30, 2005.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.

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
Date: August 8, 2005

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

II-1