Form 10-Q
period 2005-09-30
American Casino & Entertainment Properties LLC
filed 2005-11-14
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

PART I.     FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$98,204	$75,161
Cash and cash equivalents-restricted	502	448
Investments-restricted	2,828	2,546
Accounts receivable, net	4,168	3,942
Related party receivables	1,111	388
Deferred income taxes	2,685	2,685
Other current assets	10,162	10,311

Total Current Assets	119,660	95,481

Property and equipment, net	318,390	314,609

Debt issuance and deferred financing costs, net	6,660	7,447
Lessee incentive	—	367
Deferred income taxes	38,263	46,437

Total Other Assets	44,923	54,251

Total Assets	$482,973	$464,341

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable-trade	$4,614	$5,234
Accrued expenses	19,341	22,759
Accrued payroll and related expenses	9,014	10,779
Current portion of capital lease obligation	467	450

Total Current Liabilities	33,436	39,222

Long-Term Liabilities:
Notes payable	215,000	215,000
Accrued lessee incentive	40	568
Capital lease obligations, less current portion	2,946	3,298
Other	5,257	5,257

Total Long-Term Liabilities	223,243	224,123

Total Liabilities	256,679	263,345

Commitments and Contingencies
Member’s Equity:
Member’s Equity	226,294	200,996

Total Member’s Equity	226,294	200,996

Total Liabilities and Member’s Equity	$482,973	$464,341

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands)
Revenues:
Casino	$45,195	$42,188
Hotel	14,976	12,893
Food and beverage	17,524	16,705
Tower, retail and other	9,360	9,169

Gross Revenues	87,055	80,955
Less promotional allowances	5,274	5,816

Net Revenues	81,781	75,139

Costs and Expenses:
Casino	15,856	15,386
Hotel	7,183	6,509
Food and beverage	13,489	12,292
Other operating expenses	3,913	3,890
Selling, general and administrative	21,268	20,926
Depreciation and amortization	6,021	5,594
(Gain) loss on sale of assets	(3)	125

Total Costs and Expenses	67,727	64,722

Income From Operations	14,054	10,417

Other Income (Expense):
Interest income	469	37
Interest expense	(4,559)	(4,592)

Total Other Expense, net	(4,090)	(4,555)

Income Before Income Taxes	9,964	5,862
Provision for income taxes	3,438	1,661

Net Income	$6,526	$4,201

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands)
Revenues:
Casino	$136,715	$124,579
Hotel	46,481	40,616
Food and beverage	52,492	50,125
Tower, retail and other	26,785	25,749

Gross Revenues	262,473	241,069
Less promotional allowances	16,345	17,561

Net Revenues	246,128	223,508

Costs and Expenses:
Casino	47,156	46,568
Hotel	20,050	18,045
Food and beverage	38,823	35,956
Other operating expenses	11,625	10,456
Selling, general and administrative	59,953	58,253
Depreciation and amortization	17,194	17,908
Gain on sale of assets	(24)	(19)

Total Costs and Expenses	194,777	187,167

Income From Operations	51,351	36,341

Other Income (Expense):
Interest income	992	992
Interest expense	(13,659)	(14,339)

Total other expense, net	(12,667)	(13,347)

Income Before Income Taxes	38,684	22,994
Provision for income taxes	13,386	7,605

Net Income	$25,298	$15,389

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$25,298	$15,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,194	17,908
Gain on sale or disposal of assets	(24)	(19)
Provision for deferred income taxes	8,174	2,830
Changes in operating assets and liabilities:
Restricted cash	(54)	(447)
Accounts receivable, net	(226)	86
Other assets	1,303	458
Accounts payable — trade	(620)	(2,104)
Accrued expenses	(5,711)	1,890

Net Cash Provided By Operating Activities	45,334	35,991

Cash Flows From Investing Activities:
(Increase) decrease in investments — restricted	(282)	427
Sale of marketable securities	—	4,200
Acquisition of property and equipment	(20,993)	(12,320)
Related party receivables	(723)	(121)
Proceeds from sale of property and equipment	42	399

Net Cash Used in Investing Activities	(21,956)	(7,415)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	—	(1,363)
Proceeds from notes payable	—	215,000
Member contribution	—	28,219
Capital distribution	—	(187,816)
Payments on related party notes payable	—	(101,252)
Payments on capital lease obligation	(335)	(134)

Net Cash Used in Financing Activities	(335)	(47,346)

Net increase (decrease) in cash and cash equivalents	23,043	(18,770)
Cash and cash equivalents — beginning of period	75,161	77,258

Cash and Cash Equivalents — end of period	$98,204	$58,488

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$17,113	$10,966

Cash paid during the period for income taxes	$4,000	$1,850

Net assets contributed by parent	$—	$6,886

Change in tax asset related to acquisition	$—	$12,721

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	The Company
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
      ACEP is a subsidiary of American Entertainment Properties Corp. (“AEP”) and its ultimate parent is American Real Estate Partners, L.P. (“AREP”), a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of September 30, 2005, affiliates of Mr. Icahn owned 9,346,044 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation
      The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2004 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2004 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005 (SEC File No. 333-118149).
      In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the SEC. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.
Principles of Consolidation
      The consolidated financial statements include the accounts of ACEP and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3.	Related Party Transactions
      As of May 26, 2004, the Company entered into an intercompany services arrangement, to provide management and consulting services with Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”), the owner of The Sands Hotel and Casino in Atlantic City, New Jersey. Atlantic Holdings is majority owned by AREP. The Company is compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the three months ended September 30, 2005 and 2004, the Company billed Atlantic Holdings and its affiliates for services under the arrangement approximately $189,000 and $135,000, respectively. The Company billed Atlantic Holdings approximately $504,000 and $251,000 for the nine months ended September 30, 2005 and 2004, respectively.
      During the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, the Company made payments to XO Communications, Inc., which, since January 2003, has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $54,000 and $44,000 for the three months ended September 30, 2005 and 2004, respectively, and $140,000 and $125,000 for the nine months ended September 30, 2005 and 2004, respectively.
      As of September 30, 2005 and December 31, 2004, the Company was owed approximately $1.1 million and $388,000, respectively, from related parties. This receivable is primarily related to the intercompany services arrangement with Atlantic Holdings.
Note 4. Non-guarantor Subsidiaries
      The Company’s 7.85% senior secured notes due 2012 are guaranteed by all but three of its subsidiaries. In accordance with the positions established by the SEC, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries are less than 3% of the Company’s consolidated amounts.
Note 5. Legal Proceedings
      We are involved in various inquiries, administrative proceedings and litigation arising in the normal course of business. While any proceedings or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains management’s discussion and analysis of our results of operations and financial condition and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain statements in this discussion are forward-looking statements.
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
Overview
      We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower (“Stratosphere”), which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces.
      Each of our properties offers patrons a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of competitive, value-oriented entertainment attractions. We believe the value that we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract patrons to our properties.
      We currently offer gaming, hotel, dining, entertainment, tower visits, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at September 30, 2005:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,408	48
Arizona Charlie’s Decatur	52,000	258	1,500	15
Arizona Charlie’s Boulder	41,000	303	849	14
      We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot handle as volume measurements of the amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot handle that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended
	September 30,

	2005	2004	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$45.2	$42.2	7.1%
Hotel	15.0	12.9	16.3%
Food and beverage	17.5	16.7	4.8%
Tower, retail and other	9.4	9.2	2.2%

Gross revenues	87.1	81.0	7.5%
Less promotional allowances	5.3	5.8	(8.6)%

Net revenues	81.8	75.2	8.8%
Costs and expenses:
Casino	15.9	15.4	3.2%
Hotel	7.2	6.5	10.8%
Food and beverage	13.5	12.3	9.8%
Other operating expenses	3.9	3.9	0.0%
Selling, general and administrative	21.3	21.0	1.4%
Depreciation and amortization	6.0	5.6	7.1%

Total costs and expenses	67.8	64.7	4.8%

Income from operations	$14.0	$10.5	33.3%

Gross Revenues
      Gross revenues increased 7.5% to $87.1 million for the three months ended September 30, 2005 from $81.0 million for the three months ended September 30, 2004. This increase was primarily due to an increase in business volume as discussed below.

Casino Revenues
      Casino revenues increased 7.1% to $45.2 million for the three months ended September 30, 2005 from $42.2 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, slot machine revenues were $37.2 million, or 82.2% of casino revenues, and table game revenues were $6.1 million, or 13.5% of casino revenues, compared to $34.9 million and $6.2 million, respectively, for the three months ended September 30, 2004. Other casino revenues were $1.9 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. This increase was primarily due to an increase in slot hold percentage.

Non-Casino Revenues
      Hotel revenues increased 16.3% to $15.0 million for the three months ended September 30, 2005 from $12.9 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the average daily room rate from $51.62 to $57.15, or 10.7%, and an increase in the hotel occupancy rate from 89.0% to 92.9%. The increase in the average daily room rate and hotel occupancy rate was primarily attributable to an increase in direct bookings, a decrease in rooms sold through wholesalers and an increase in tourism to Las Vegas.

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino patrons under various marketing programs. Promotional allowances decreased to 11.7% of casino revenues for the three months ended September 30, 2005 from 13.8% for the three months ended September 30, 2004. This decrease was primarily attributable to a reduction in benefits from promotional activities related to slots.

Operating Expenses
      Hotel operating expenses increased 10.8% to $7.2 million, or 48.0% of hotel revenues, for the three months ended September 30, 2005 from $6.5 million, or 50.4% of hotel revenues, for the three months ended September 30, 2004. This increase was primarily due to an increase in labor costs and supplies as a result of an increase in business volume. The decrease in operating expenses as a percentage of hotel revenues was attributable to an increase in the average daily room rate.
      Food and beverage operating expenses increased 9.8% to $13.5 million, or 77.1% of food and beverage revenues, for the three months ended September 30, 2005 from $12.3 million, or 73.7% of food and beverage revenues, for the three months ended September 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in the number of covers.

Interest Expense
      Interest expense for the three months ended September 30, 2005 and 2004 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended
	September 30,

	2005	2004	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$136.7	$124.6	9.7%
Hotel	46.5	40.6	14.5%
Food and beverage	52.5	50.1	4.8%
Tower, retail and other	26.8	25.8	3.9%

Gross revenues	262.5	241.1	8.9%
Less promotional allowances	16.4	17.6	(6.8)%

Net revenues	246.1	223.5	10.1%
Costs and expenses:
Casino	47.2	46.6	1.3%
Hotel	20.1	18.0	11.7%
Food and beverage	38.8	36.0	7.8%
Other operating expenses	11.6	10.5	10.5%
Selling, general and administrative	59.9	58.2	2.9%
Depreciation and amortization	17.2	17.9	(3.9)%

Total costs and expenses	194.8	187.2	4.1%

Income from operations	$51.3	$36.3	41.3%

Gross Revenues
      Gross revenues increased 8.9% to $262.5 million for the nine months ended September 30, 2005 from $241.1 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in business volume, as discussed below.

Casino Revenues
      Casino revenues increased 9.7% to $136.7 million for the nine months ended September 30, 2005 from $124.6 million for the nine months ended September 30, 2004. Slot machine revenues were $111.2 million, or 81.4% of casino revenues, and table game revenues were $18.7 million, or 13.7% of casino revenues, for the nine months ended September 30, 2005 compared to $101.3 million and $19.0 million, respectively for the nine months ended September 30, 2004. Other casino revenues were $6.8 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was primarily due to an increase in slot hold percentage.

Non-Casino Revenues
      Hotel revenues increased 14.5% to $46.5 million for the nine months ended September 30, 2005 from $40.6 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in the average daily room rate from $54.38 to $61.44, or 13.0%. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
     Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino patrons under various marketing programs. Promotional allowances decreased to 12.0% of casino revenues for the nine months ended September 30, 2005 from 14.1% for the nine months ended September 30, 2004. This decrease was primarily attributable to a reduction in benefits from promotional activities related to slots.

Operating Expenses
      Hotel operating expenses increased 11.7% to $20.1 million, or 43.2% of hotel revenues, for the nine months ended September 30, 2005 from $18.0 million, or 44.3% of hotel revenues, for the nine months ended September 30, 2004. This increase was primarily due to an increase in labor costs and supplies as a result of an increase in business volume. The decrease in operating expenses as a percentage of hotel revenues was attributable to an increase in the average daily room rate.
      Food and beverage operating expenses increased 7.8% to $38.8 million, or 73.9% of food and beverage revenues, for the nine months ended September 30, 2005 from $36.0 million, or 71.9% of food and beverage revenues, for the nine months ended September 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in the number of covers.
      Other operating expenses increased 10.5% to $11.6 million, or 43.3% of tower, retail and other revenues, for the nine months ended September 30, 2005 from $10.5 million, or 40.7% of tower, retail and other revenues, for the nine months ended September 30, 2004. This increase was primarily due to an increase in labor costs related to the opening of the Insanity ride and the opening of a new gift shop.

Interest Expense
      Interest expense in 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004. In addition, interest expense in 2004 included interest paid on related parties notes which were repaid in 2004.
Financial Condition

Liquidity and Capital Resources
      Our primary source of cash is from the operation of our properties. At September 30, 2005, we had cash and cash equivalents of $98.2 million. For the nine months ended September 30, 2005, net cash provided by operating activities totaled approximately $45.3 million compared to approximately $36.0 million for the nine months ended September 30, 2004. The increase in cash provided by operating activities was attributable to the increase in net income as explained above. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants (discussed below), until January 29, 2008. We had availability under our credit facility of $20.0 million at September 30, 2005, subject to continuing compliance with existing covenant restrictions.
      Our primary use of cash is for operating expenses, capital spending and to pay the interest on our 7.85% senior secured notes, which mature in 2012 with interest payments due February 1 and August 1 of each year. Our capital spending was approximately $21.0 million and $12.3 million for the nine months ended September 30, 2005 and 2004, respectively. We have estimated our 2005 capital expenditures to be approximately $25.0 million, which we anticipate to include approximately $8.1 million to refurbish rooms, install the new Insanity ride and construct a night club at the Stratosphere and approximately $1.3 million to expand the gaming floor at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.
      We believe operating cash flows and borrowings available under the senior secured revolving credit facility will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the notes and the terms of the senior secured revolving credit facility (described below), additional financing through bank borrowings or debt or equity financings. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt and the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2005, such ratio was 3.5 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreement to occupy manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
      Additionally as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $20.0 million, including our issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. At September 30,

2005, these ratios were 93.3 to 1.0 and 0.0 to 1.0, respectively. At September 30, 2005, there were no borrowings or letters of credit outstanding under the facility.
Forward-Looking Statements
      With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Trends and Other Uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2004. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
      We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At September 30, 2005, there were no borrowings under the facility.
      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $223.6 million as of September 30, 2005.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of September 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
Date: November 10, 2005

Exhibits Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.