Form 10-K
period 2005-12-31
American Casino & Entertainment Properties LLC
filed 2006-03-16
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO _________

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not applicable.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):
     Large accelerated filer ☐                Accelerated filer ☐                Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of the last business day of the registrant’s most recently completed second fiscal quarter, none of the voting and non-voting common equity was held by non-affiliates.
     The registrant’s common equity is not listed or traded on any exchange or market.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2005

PART I
ITEM 1. BUSINESS
General
American Casino & Entertainment Properties LLC owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s branded properties are well-recognized casinos in their respective marketplaces. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, high-quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of entertainment attractions found nowhere else in Las Vegas. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customer traffic to our properties.
We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. We conduct our operations through direct and indirect wholly-owned subsidiaries. These subsidiaries are American Casino & Entertainment Properties Finance Corp., Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation, Stratosphere Advertising Agency and Stratosphere Leasing, LLC; and Charlie’s Holding LLC and its wholly-owned subsidiaries, Arizona Charlie’s, LLC and Fresca, LLC. Unless the context indicates otherwise, all references to “American Casino & Entertainment Properties LLC,” “ACEP,” the “Company,” “we,” “our,” “ours” and “us” refer to American Casino & Entertainment Properties LLC and include our subsidiaries.
ACEP is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2005, affiliates of Carl C. Icahn owned 9,346,044 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for AREP’s operating subsidiaries and investments. The general partner of AREH is API.
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
On November 29, 2005, AREP Gaming LLC, or AREP Gaming, our indirect parent, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment for $170.0 million. Completion of the transaction is subject to the receipt of regulatory approval, among other things, and it is expected to close in mid-2006. AREP Gaming intends to assign the right to purchase the Flamingo to ACEP. The allocation of the purchase price between the Flamingo and the property in Atlantic City is subject to agreement by Harrah’s. The amount to be attributed to the Flamingo has not yet been determined. We will own and operate the Flamingo and we understand the Atlantic City property will be owned by AREP Gaming. We plan to fund the acquisition of the Flamingo and our planned capital improvements to it with a combination of excess cash and borrowings under our senior secured revolving credit facility. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008.
The Flamingo owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Flamingo features the largest hotel in Laughlin, with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater.

Our Gaming and Entertainment Properties
Stratosphere
The Stratosphere owns approximately 34 acres of land located at the northern end of the Las Vegas Strip, of which approximately 17 acres is undeveloped land, and the remainder is a tourist-oriented gaming and entertainment destination property. The Stratosphere operates the Stratosphere Tower, a hotel, a casino and a retail center. The parking facility accommodates approximately 4,000 cars.
The Stratosphere is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Stratosphere Tower is visible from all directions, including from McCarran International Airport.
          Casino
The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,400 slot machines, 48 table games, an eight table poker room, which opened in mid-2005, and a race and sports book. The Stratosphere has converted 94.9% of its video poker and slot machines to ticket-in/ticket-out technology.
For the years ended December 31, 2005, 2004 and 2003, approximately 70.7%, 70.6% and 70.1%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 25.9%, 27.4% and 28.0%, respectively, by table games. The Stratosphere derives its other gaming revenue from the poker room and race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square-foot resort pool and recreation area located on the eighth floor, which includes a café, cocktail bar, private cabanas and a fitness center, Beach Club 25, located on the 25th floor, provides a secluded adult pool. We refurbished approximately 1,400 of our guest rooms in 2004 and 2005.
The Stratosphere offers seven themed restaurants and four lounges, two of which feature live entertainment. Our premier restaurant is Top of the World Restaurant and Lounge, a 336-seat revolving restaurant located on level 106 in the Tower Pod, a 12-story building that begins at the 832-foot level of the Tower. Top of the World has been awarded “Best All-Around Restaurant” and “Best Romantic Restaurant” by America Online’s City’s Best 2005. In addition to numerous other awards, it was granted the “Award of Excellence” in 2004 from Wine Spectator Magazine.
          The Tower
The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.
The Tower Pod features the three highest thrill rides in the world:
•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower Pod, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;

•	X Scream, which opened in October 2003, is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip; and

•	Insanity, which opened on March 10, 2005, is the final major thrill ride attraction to be built atop the Tower. The new ride holds 10 passengers in “escape proof” seats as it spins at 40 m.p.h. The new ride consists of an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three ‘G’s.’ As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below.
The Tower Pod also includes:
•	event space and wedding chapels, at levels 103 and 104;

•	Romance at Top of the World, a 156-seat lounge, at level 107; and

•	indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop, Starbucks®, snack bar, free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.
     Retail and Entertainment
The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space. The retail center contains 43 shops, six of which are food venues, and 13 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers afternoon, evening and late-night shows, which are designed to appeal to value-oriented visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute, Viva Las Vegas, Las Vegas’ longest-running daytime show, now in its thirteenth year, featuring singing, dancing, comedy and specialty acts, and Bite, a vampire-themed adult review.
          Business and Marketing Strategy
The Stratosphere utilizes the Tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious, middle-market Las Vegas visitor. The Top of the World restaurant, however, targets higher-end customers. Stratosphere offers competitive payout ratios for its slot machines and video poker machines and competitive odds for its table games and sports book products. Stratosphere offers attractive and often unique table games, including Single Zero Roulette and Ten Times Odds on Craps, which provide patrons with odds that are better than the standard odds at other Las Vegas Strip casinos. Our Ultimate Rewards Club provides members with cash and/or complimentaries at the casino, which can be used at all three of our properties.
The Stratosphere employs direct mail and electronic mail programs that target guests in its database with a variety of product offerings, including incentives to visit Stratosphere’s facilities on a frequent basis. The Stratosphere also uses print, radio and outdoor advertising to attract new customers. The Stratosphere has a website where customers can learn about the property and make on-line hotel reservations (www.stratospherehotel.com).
Arizona Charlie’s Decatur
Arizona Charlie’s Decatur opened in April 1988 as a full-service casino and hotel geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Decatur is located on approximately 17 acres of land four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie’s Decatur offers on-site valet and self-parking lots with combined capacity for over 1,400 vehicles.
          Casino
Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,480 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a keno lounge and a poker lounge.
Approximately 65.5% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Decatur has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2005, 2004 and 2003, approximately 89.3%, 90.0% and 90.8%, respectively, of the property’s gaming revenue was generated by slot machine play and 4.9%, 5.1% and 5.0%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
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
Arizona Charlie’s Decatur also participates in the Ultimate Rewards Club and the Action Cash program. Both programs permit members to accumulate points, which can be redeemed for cash at the casino and complimentaries at all three of our properties.
Arizona Charlie’s Boulder
Arizona Charlie’s Boulder opened in May 2000 as a full-service casino, hotel and RV park. Arizona Charlie’s Boulder is situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is accessible from I-515, the most heavily traveled east/west highway in Las Vegas. Arizona Charlie’s Boulder offers on-site valet and self-parking lots with combined capacity for over 1,200 vehicles.
          Casino
Arizona Charlie’s Boulder contains approximately 41,000 square feet of gaming space with approximately 830 slot machines, 14 table games, a race and sports book and a 24-hour bingo parlor. We currently plan to expand our facility, by mid-2006, to add approximately 7,300 square feet of gaming space featuring approximately 250 new slot machines, two new table games and a new Ultimate Rewards center. We expect the expansion to cost approximately $8.1 million.
Approximately 60.0% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Boulder is 100% converted to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2005, 2004 and 2003, approximately 88.1%, 89.1% and 86.9%, respectively, of gaming revenue was generated by slot machine play and 7.1%, 7.0% and 9.3%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which primarily serve to attract customers for slot machines and table games.
          Hotel, Food and Beverage
Arizona Charlie’s Boulder hotel currently has 303 rooms, including 221 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Arizona Charlie’s Boulder has four restaurants and three bars, one of which is the Palace Grand lounge.
          Retail and Entertainment
The emphasis of Arizona Charlie’s Boulder on complimentary entertainment is a component of its overall customer appeal. Palace Grand features live bands at no charge. Arizona Charlie’s Boulder has focused on the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.
Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30 to 70-foot pull through stations and over 200 spaces. The RV park offers nightly, weekly and monthly rates and a range of services, including laundry facilities, game and exercise rooms, a swimming pool, a whirlpool and shower facilities.
A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes.

        Business and Marketing strutegy
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
Arizona Charlie’s Boulder also participates in the Ultimate Rewards Club and the Action Cash program. Both programs permit members to accumulate points that can be redeemed for cash at the casino and complimentaries at all three of our properties.
Trademarks
Action Cash, Arizona Charlie’s Boulder, Arizona Charlie’s Decatur, Arizona Charlie’s, Inc., Arizona Charlie’s Hotel Casino, Big Shot, Crazy Armadillo, Frisco Market Buffet, High Roller, Insanity, Lucky’s Cafe, Nobody Offers You More!, Roxy’s Diner, Stratosphere, Stratosphere Casino Hotel & Tower, Stratosphere Gaming Corporation, Stratosphere Tower, Top of the World, Ultimate Action Cash, Ultimate Rewards, X Scream and Yukon Grille are certain of our material trademarks, trade names and service marks. Certain other trademarks, trade names and service marks used in this form are the property of third parties.
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
The Las Vegas Market
Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.

Tourist Market
According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 29.0 million visitors in 1995 to 38.6 million visitors in 2005, a compound annual growth rate of 2.9%. The number of hotel and motel rooms in Las Vegas has increased by over 47%, from 90,046 at the end of 1995 to 133,186 at the end of 2005, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1995 through 2005.
Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room count have grown. Between 1995 and 2005, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 5.2%
According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show attendees in Las Vegas increased from approximately 2.9 million in 1996 to 6.2 million in 2005, representing a compound annual growth rate of 7.7%. Trade show attendees spent approximately $7.6 billion in 2005.
We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.
Local Market
According to the LVCVA, Nevada has been the fastest-growing state in the United States for the last 19 years and has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas. The population of Clark County has grown from 1,055,435 in 1995 to 1,796,380 in 2005, a compound annual growth rate of 5.5%. In comparison, the United States population increased at a compound annual growth rate of 1.1% during this period. In 2004, median household income in Clark County was $44,821, compared with the national median income of $44,684.
Our Business Strategy and Competitive Strengths
We intend to grow the revenues and profitability of our business through the continued execution of a number of key operating strategies:
Value-Oriented Experience
We target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Similarly, at the Stratosphere, we offer attractive table games, including single zero roulette and ten times odds on craps, which provide patrons with odds that we believe are better than the standard odds for these games at other Las Vegas Strip casinos.
We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. We believe that our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, we believe our Ultimate Rewards Club, which enables customers to receive and redeem rewards at all three of our properties, offers our customers some of the most generous complimentary policies in Las Vegas, rewarding and further encouraging frequent visitations by our customers.
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
Stratosphere as a Destination Property for Visitors to Las Vegas
We believe the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. The Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including an award-winning, revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the three highest amusement rides in the world:

the Big Shot, the X Scream and Insanity, which opened on March 10, 2005. The Stratosphere Tower also has a cocktail lounge, a wedding chapel and event space.
We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a high-quality, value-oriented experience, have significantly contributed to approximately 1.6 million visits to the Stratosphere Tower in the twelve months ended December 31, 2005. We believe our attractions, as well as the introduction of additional entertainment-driven amenities, will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.
Repositioned Properties to Better Target Market
Our management team has improved operating results by repositioning each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program. In addition, we have converted 100% of the slot machines at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder and 94.9% of the slot machines at Stratosphere from coin-operated to ticket-in/ ticket-out technology.
Emphasis on Slot Play
We focus our marketing efforts on attracting customers with an affinity for playing slot and video poker machines. Similarly, we have intentionally avoided competing for the attention of high-stakes table game customers. We believe slot machine players are a more consistently profitable customer type. We have invested in equipping our casinos with the latest in slot and video poker machine technology and game brands. We regularly modify our mix of slot machine product to maximize the profitability of our casinos while also providing our customers with the most current product offerings. The conversion to ticket-in/ticket-out slot machines has yielded meaningful operating efficiencies for us while also increasing the rate of customer play, as patrons are able to enjoy a gaming experience uninterrupted by the machine servicing requirements typically necessary for coin-operated slot machines.
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
To date, our casino properties have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, gaming licenses and related approvals are privileges under Nevada law, and we cannot assure you that any new gaming license or related approvals that may be required in the future will be granted, or that any existing gaming licenses or related approvals will not be limited, conditioned, suspended, revoked or renewed.
Our Registration Requirements
We have been found suitable by the Nevada Gaming Commission to own the equity interests of Charlie’s Holding and the stock of Stratosphere Corporation. We have also been registered by the Nevada Gaming Commission as a holding company, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. American Entertainment Properties Corp., or AEP, our direct parent, has been found suitable by the Nevada Gaming Commission to own our equity interests and to be registered by the Nevada Gaming Commission as a holding company. Charlie’s Holding has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries.
Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.
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
The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a publicly traded registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a publicly traded registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the publicly traded registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can own up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the publicly traded registered company, a change in the corporate charter, bylaws, management, policies or operations of the publicly traded registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the publicly traded registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
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
Approval of Public Offerings
Neither we nor any of our affiliates may make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On July 13, 2005, the Nevada Gaming Commission granted us prior approval to make public offerings of debt securities for a period of ten months, subject to certain conditions, or the Shelf Approval. The Shelf Approval also applies to any affiliated company wholly-owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering document or the investment merits of the securities. Any statement indicating otherwise is unlawful.
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
Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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
Environmental Matters
We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water or may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.
Employees
At December 31, 2005, we had approximately 4,100 employees, of whom approximately 1,370 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes.

We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.
Available Information
We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.
Item 1A. Risk Factors
The gaming industry is highly regulated. We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the regulations to which we are subject is contained in Item 1. Business – Regulation and Licensing of this Annual Report on Form 10-K.
If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of the jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.
Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating units.
Rising operating costs for our gaming properties could have a negative impact on our profitability.
The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:
•	potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our profitability;

•	our Nevada properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

•	our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.
We face substantial competition in the hotel and casino industry.
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive:
•	we compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options;

•	we compete with the continued growth of gaming on Native American tribal lands;

•	the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;

•	certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and

•	our properties also compete and will in the future compete with all forms of legalized gambling.
Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We may not be able to compete effectively with our competitors and we may lose market share, which could reduce our revenue and cash flow.
Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.
Our business operations are affected by international, national and local economic conditions. The strength and profitability of our business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.
A recession or downturn in the general economy could result in fewer customers visiting our property and as a result, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings, because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Additionally, rising gas prices could deter non-local visitors from traveling to our properties.
The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and wars in Afghanistan and Iraq had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Many of the customers of our properties travel by air, and the cost and availability of air service can affect our business. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.
Our hotels and casinos may need to increase capital expenditures to compete effectively.
Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, the competitive position of our hotels and casinos could deteriorate if our hotels and casinos are unable to raise funds for such purposes.
Our hotels and casinos may incur substantial costs as a result of our growth and expansion strategy.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. The expansion of our operations, whether through acquisitions, development or internal growth could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Further, there can be no assurance that we will have the ability to obtain the necessary financing to execute our strategy.
We have substantial leverage and debt service.
We have significant indebtedness. At December 31, 2005, we had approximately $218.3 million in aggregate principal amount of indebtedness. We are able to incur additional indebtedness, subject to compliance with the terms of the indenture governing our notes and our credit facility. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.
Our senior secured revolving credit facility permits additional borrowing of up to $20.0 million and all of those borrowings would rank senior to the notes and the guarantees. Furthermore, under the indenture governing the notes, we are permitted to incur up to $60.0 million of indebtedness that is secured by first-priority liens on the note collateral. We intend to increase our senior secured revolving credit facility to $60.0 million to purchase the Flamingo and fund capital improvements that we plan to make at the Flamingo.
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
Our senior secured revolving credit facility also includes financial covenants, which will require that we meet certain financial tests. In addition, our other debt and future debt or other contracts could contain financial or other covenants more restrictive than those applicable to the notes. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
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
Our management team may devote a portion of their time to the management of other gaming and entertainment properties owned by AREP and not owned by us, which would divert their focus from our properties. Specifically, Richard P. Brown serves as our President and Chief Executive Officer and Denise Barton serves as our Chief Financial Officer. These individuals also serve as the Chief Executive Officer and Chief Financial Officer, respectively, of the parent company of The Sands Hotel and Casino in Atlantic City, New Jersey pursuant to an arrangement between us and that company. We also provide certain additional services to The Sands, including information technology and accounting services pursuant to our intercompany services arrangement.
Because we are currently dependent upon three properties for all our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.
Given that our operations are currently conducted at three properties in Las Vegas, we are subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-gaming activities.
Our properties draw a substantial number of patrons from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations. Since all of our properties are located in the Las Vegas valley, any terrorist activities or disasters in or around the Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations.
Our parent, AREP Gaming, intends to assign the rights to acquire the Flamingo in Laughlin, Nevada to us, but we cannot guarantee that we will be able to satisfy the conditions of the acquisition or that we will recover our investment made in connection with the acquisition.
Our parent, AREP Gaming, entered into an agreement to purchase the Flamingo in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s for an aggregate purchase price of $170.0 million. AREP Gaming intends to assign the rights to acquire the Flamingo to us. The portion of the purchase price allocable to the Flamingo has not been determined yet and will be determined by negotiation with Harrah’s. The acquisition of the Flamingo is subject to the satisfaction of several conditions, including obtaining approval of Nevada gaming authorities, and we cannot be certain that the condition will be satisfied. We anticipate that payment of the acquisition price will be made from a combination of our available cash and borrowings under our senior secured revolving credit facility, which will reduce cash that otherwise would be available for other purposes.
In addition, we currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Flamingo. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not be able to successfully manage and integrate the Flamingo’s operations with ours. The benefits from the acquisition of the Flamingo are based on projections and assumptions, including, related to our program to upgrade and refurbish the facilities, as well as recent results. As a result, we cannot be certain that we will realize the anticipated benefits.

We are a wholly-owned subsidiary of American Real Estate Partners, L.P. which will be able to make decisions concerning us.
We are a wholly-owned subsidiary of AREP. Mr. Icahn currently owns 100% of API, the general partner of AREP and AREH and approximately 86.5% of AREP’s outstanding preferred units and approximately 90.0% of AREP’s depositary units. As a result, Mr. Icahn has the ability to appoint the board of directors of API, which in turn will have the power to appoint our parent’s board of directors, which will control many aspects of our operations and affairs. AREP is the beneficial owner of 58.2% of Atlantic Coast Entertainment Holdings, Inc., which owns The Sands Hotel and Casino in Atlantic City, New Jersey. AREP or Mr. Icahn may pursue other business opportunities in the gaming and entertainment industry and there is no requirement that any additional business opportunities be presented to us. Furthermore, three members of AEP’s board of directors are also directors of AREP. These directors have obligations to us as well as to AREP and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. We cannot assure you that any conflicts between us and AREP will be resolved in our favor.
Item 1B. Unresolved Staff Comments
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Stratosphere
The Stratosphere is located at 2000 Las Vegas Boulevard South on the Las Vegas Strip on approximately 34 acres owned by us.
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
Arizona Charlie’s Boulder
Arizona Charlie’s Boulder is located at 4575 Boulder Highway, Las Vegas, Nevada on approximately 24 acres owned by us.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no public market for our common equity. We are wholly-owned by AEP. The indenture governing our 7.85% senior secured notes and the terms of the $20.0 million senior secured revolving credit facility restrict our payment of dividends and distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain of our selected historical consolidated financial data (see note 1 of notes to the consolidated financial statements), which you should read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.
On May 26, 2004, we completed the purchase of Charlie’s Holding, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, AREH contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained for all dates prior to May 26, 2004. Our financial statements for periods preceding the acquisitions were presented on a combined basis. As a result of obtaining the formal approval from the Nevada gaming authorities of the acquisition of Charlie’s Holding, the accounting presentation now requires consolidation. Accordingly, our financial statements for all periods (including for periods preceding the acquisitions) are consolidated.
The selected historical consolidated financial data as of December 31, 2005, 2004, 2003, 2002 and 2001, and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$182,939	$167,972	$147,888	$143,057	$142,919
Hotel	61,861	54,653	47,259	44,263	38,326
Food and beverage	70,060	66,953	59,583	56,349	55,453
Tower, retail and other income	35,413	33,778	30,336	28,247	29,512

Gross revenues	350,273	323,356	285,066	271,916	266,210
Less promotional allowances	22,291	23,375	22,255	21,893	23,737

Net revenues	327,982	299,981	262,811	250,023	242,473

Cost and expenses:
Casino	63,216	61,985	61,284	59,879	60,026
Hotel	26,957	24,272	22,074	20,142	17,190
Food and beverage	51,784	48,495	44,990	43,393	42,806
Tower, retail and other operations	15,372	14,035	14,008	14,934	15,640
Selling, general and administrative	81,321	78,720	74,985	80,019	78,692
Depreciation and amortization	23,305	23,516	20,222	20,209	17,209
(Gain) loss on disposal of assets	(25)	96	1,401	354	(23)

Total costs and expenses	261,930	251,119	238,964	238,930	231,540

Income from operations	66,052	48,862	23,847	11,093	10,933

Other income (expense):
Interest income	1,617	1,049	426	667	1,640
Interest expense	(18,846)	(18,939)	(5,389)	(5,990)	(5,971)

Total other expense	(17,229)	(17,890)	(4,963)	(5,323)	(4,331)

Income before income taxes	48,823	30,972	18,884	5,770	6,602

Provision (benefit) for income taxes	16,789	10,100	(1,798)	4,907	4,908

Net income	$32,034	$20,872	$20,682	$863	$1,694

OTHER FINANCIAL DATA:
Capital expenditures	$28,219	$14,009	$33,465	$22,878	$56,019

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$108,316	$75,161	$77,258	$59,343	$48,587
Total assets	494,257	464,341	480,738	397,835	386,346
Total debt (1)	218,298	218,748	105,243	101,655	96,975
Member’s/Stockholder’s equity	232,098	200,996	330,345	259,953	255,847

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable, including for 2003, 2002 and 2001 notes payable to related parties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements and related notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A of this annual report on Form 10-K and elsewhere in this document.
Transaction
On May 26, 2004, we completed the purchase of Charlie’s Holding LLC, a newly formed entity that acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder from Carl C. Icahn and Starfire Holding Corporation, which is wholly-owned by Mr. Icahn. Additionally, on that date, AREH contributed to us 100% of the capital stock of Stratosphere Corporation. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Our financial statements are presented on a combined basis for the year ended December 31, 2003 and on a consolidated basis thereafter.
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
Patron Gaming Volume
The information contained in the following table relates to Clark County, Nevada and was obtained from the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

	Years Ending December 31,
	2005	2004	2003
Total gaming revenue	$9,716,860,000	$8,711,244,000	$7,830,676,000
Number of slot machines	130,945	131,197	135,127
Number of table games	4,450	4,347	4,358
Number of visitors	38,566,717	37,388,781	35,540,126

Results of Operations

	Years Ended December 31,			2005 to 2004	2004 to 2003
	2005	2004	2003	% Change	% Change
	(in millions)
Income Statement Data:
Revenues:
Casino	$182.9	$168.0	$147.9	8.9%	13.6%
Hotel	61.9	54.7	47.3	13.2%	15.6%
Food and beverage	70.1	67.0	59.6	4.6%	12.4%
Tower, retail and other	35.4	33.8	30.3	4.7%	11.6%

Gross revenues	350.3	323.5	285.1	8.3%	13.5%
Less promotional allowances	22.3	23.4	22.3	-4.7%	4.9%

Net revenues	328.0	300.1	262.8	9.3%	14.2%

Costs and expenses:
Casino	63.2	62.0	61.3	1.9%	1.1%
Hotel	27.0	24.3	22.1	11.1%	10.0%
Food and beverage	51.8	48.5	45.0	6.8%	7.8%
Other operating expenses	15.4	14.0	14.0	10.0%	0.0%
Selling, general and administrative	81.3	78.8	76.4	3.2%	3.1%
Depreciation and amortization	23.3	23.5	20.2	-0.9%	16.3%

Total costs and expenses	262.0	251.1	239.0	4.3%	5.1%

Income from operations	$66.0	$49.0	$23.8	34.7%	105.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Gross revenues increased 8.3% to $350.3 million for the year ended December 31, 2005 from $323.5 million for the year ended December 31, 2004. This increase was largely due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues. The increases were primarily attributable to an increase in business volume, as discussed below.
Casino Revenues
Casino revenues consist of slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 8.9% to $182.9 million, or 52.2% of gross revenues, for the year ended December 31, 2005 from $168.0 million, or 51.9% of gross revenues, for the year ended December 31, 2004. Slot machine revenues were $149.2 million, or 81.6% of casino revenues, and table game revenues were $25.2 million, or 13.8% of casino revenues, for the year ended December 31, 2005 compared to $137.1 million, or 81.6% of casino revenues, and $25.1 million, or 14.9% of casino revenues, respectively, for the year ended December 31, 2004. The increase in casino revenues was primarily due to an increase in our slot hold percentage of 7.0%. Other casino revenues increased $2.7 million, or 46.6%, from $5.8 million for the year ended December 31, 2004 to $8.5 million for the year ended December 31, 2005.
Non-Casino Revenues
Hotel revenues increased 13.2% to $61.9 million, or 17.7% of gross revenues, for the year ended December 31, 2005 from $54.7 million, or 16.9% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to a 12.8% increase in the average daily room rate at the Stratosphere and a 1.9% increase in overall hotel occupancy. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
Food and beverage revenues increased 4.6% to $70.1 million, or 20.0% of gross revenues, for the year ended December 31, 2005, from $67.0 million, or 20.7% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in food and beverage covers of 3.7%.
Tower, retail and other revenues increased 4.7% to $35.4 million for the year ended December 31, 2005 from $33.8 million for the year ended December 31, 2004. This increase was primarily due to an increase in Stratosphere’s tower revenues as a result of more visitors and an increase in the average ticket price due to the opening of the Insanity ride, in March 2005.

Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.2% for the year ended December 31, 2005 from 13.9% for the year ended December 31, 2004. This decrease was primarily due to less aggressive promotional activities related to our slot operations.
Operating Expenses
Casino operating expenses increased 1.9% to $63.2 million, or 34.6% of casino revenues, for the year ended December 31, 2005 from $62.0 million, or 36.9% of casino revenues, for the year ended December 31, 2004. The increase was primarily due to costs related to increased utilization of participation games.
Hotel operating expenses increased 11.1% to $27.0 million, or 43.6% of hotel revenues, for the year ended December 31, 2005 from $24.3 million, or 44.4% of hotel revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in labor costs and supplies associated with the increase in hotel occupancy. The decrease in operating expense as a percentage of hotel revenues was attributable to an increase in the average daily room rate.
Food and beverage operating expenses increased 6.8% to $51.8 million, or 73.9% of food and beverage revenues, for the year ended December 31, 2005 from $48.5 million, or 72.4% of food and beverage revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in the number of covers.
Other operating expenses increased 10.0% to $15.4 million, or 43.5% of tower, retail and other revenues for the year ended December 31, 2005 from $14.0 million, or 41.4% of tower, retail and other revenues for the years ended December 31, 2004. This increase was primarily due to an increase in labor costs associated to the opening of the Insanity ride and the opening of a new gift shop.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 3.2% to $81.3 million, or 23.2% of gross revenues, for the year ended December 31, 2005 from $78.8million, or 24.3% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in payroll expenses, credit card fees and information technology maintenance contracts.
Interest Expense
Interest expense in 2005 and 2004 was primarily attributable to interest expense associated with the $215.0 million 7.85% senior secured notes due 2012, which were issued on January 29, 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Gross revenues increased 13.5% to $323.5 million for the year ended December 31, 2004 from $285.1 million for the year ended December 31, 2003. This increase was largely due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below.
Casino Revenues
Casino revenues consist of slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 13.6% to $168.0 million, or 51.9% of gross revenues, for the year ended December 31, 2004 from $147.9 million, or 51.9% of gross revenues, for the year ended December 31, 2003, of which slot machine revenues were $137.1 million, or 81.6% of casino revenues, and table game revenues were $25.1 million, or 14.9% of casino revenues, for the year ended December 31, 2004 compared to $119.6 million and $23.7 million, respectively, for the year ended December 31, 2003. This increase was primarily due to an increase in business volume resulting, in part, from the conversion of slot machines to ticket-in/ticket out technology, changes in the slot product mix and our Action Cash promotion at our Arizona Charlie’s properties. Our Action Cash promotion allows members to accumulate points while playing at our Arizona Charlie’s properties, which can be redeemed for cash and complimentaries.
Non-Casino Revenues
Hotel revenues increased 15.6% to $54.7 million, or 16.9% of gross revenues, for the year ended December 31, 2004 from $47.3 million, or 16.6% of gross revenues, for the year ended December 31, 2003. This increase was primarily due to a 3.8% increase in Stratosphere’s average hotel occupancy and a 9.2% increase in the average daily room rate at the Stratosphere. The increase in hotel occupancy and the average daily room rate were primarily attributable to increased tourism in the Las Vegas market.
Food and beverage revenues increased 12.4% to $67.0 million, or 20.7% of gross revenues, for the year ended December 31, 2004, from $59.6 million, or 20.9% of gross revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in food and beverage customers of 5.7% and an increase in the average revenue per guest check of 6.4%.
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
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.9% for the year ended December 31, 2004 from 15.1% for the year ended December 31, 2003. This increase was primarily due to an increase in complimentaries earned by our customers which was attributable to our Action Cash promotion at our Arizona Charlie’s properties, partially offset by less aggressive promotional policies at the Stratosphere.
Operating Expenses
Casino operating expenses increased 1.1% to $62.0 million, or 36.9% of casino revenues, for the year ended December 31, 2004 from $61.3 million, or 41.4% of casino revenues, for the year ended December 31, 2003. The increase was due to increases in participation costs and revenue taxes partially offset by reduced labor costs as a result of deploying ticket-in/ticket-out technology.
Hotel operating expenses increased 10.0% to $24.3 million, or 44.4% of hotel revenues, for the year ended December 31, 2004 from $22.1 million, or 46.7% of hotel revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in labor costs and costs associated with the increase in hotel occupancy.
Food and beverage operating expenses increased 7.8% to $48.5 million, or 72.4% of food and beverage revenues, for the year ended December 31, 2004 from $45.0 million, or 75.5% of food and beverage revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 3.1% to $78.8 million, or 24.3% of gross revenues, for the year ended December 31, 2004 from $76.4 million, or 26.3% of gross revenues, for the year ended December 31, 2003. This increase was primarily due to an increase in payroll expenses, legal fees, costs associated with Sarbanes-Oxley, and insurance costs.
Interest Expense
The increase in interest expense was primarily attributable to interest expense associated with the $215.0 million 7.85% senior secured notes due 2012, which were issued on January 29, 2004.
Financial Condition
Liquidity and Capital Resources
Our primary source of cash is from the operation of our properties. For the year ended December 31, 2005, net cash provided by operating activities totaled approximately $62.3 million compared to approximately $54.6 million for the year ended December 31, 2004 and $47.8 million for the year ended December 31, 2003. In addition to cash provided by our operating properties, cash is available to us under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants, until January 29, 2008. We have obtained proposals to increase our senior secured revolving credit facility to $60.0 million. At March 1, 2006, there were no borrowings under the senior secured revolving credit facility. At December 31, 2005, we had cash and cash equivalents of $108.3 million.
Our primary use of cash is to fund operations and capital spending and to pay the interest on our 7.85% senior secured notes due 2012 due February 1 and August 1 of each year. Our capital spending was approximately $28.2 million, $14.0 million and $30.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have estimated our 2006 capital spending for our existing facilities at approximately $25.8 million, which we anticipate to include approximately $7.5 million to construct a night club, construct a new bar in the casino and expand our high limit casino area at the Stratosphere and approximately $8.1 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2006 will be for upgrades or maintenance to our existing assets.
On November 29, 2005, AREP Gaming, our indirect parent, entered into an agreement to purchase the Flamingo, in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s, for $170.0 million. Completion of the transaction is subject to the receipt of regulatory approval and it is expected to close in mid-2006. AREP Gaming intends to assign the right to purchase the Flamingo to ACEP. The allocation of the purchase price between the Flamingo and the property in Atlantic City is subject to agreement by Harrah’s. The amount to be attributed to the Flamingo has not yet been determined. We will own and operate the Flamingo and we understand the Atlantic City property will be owned by AREP Gaming. We plan to fund the acquisition of the Flamingo and our planned capital improvements to it with a combination of excess cash and borrowings under our senior secured revolving credit facility. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008.
The Flamingo owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Flamingo features the largest hotel in Laughlin, with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater.
Our cash used by financing activities in 2004 and 2005 was primarily used to pay for the capital lease on our exterior signage for 2005 and applied to the completion of the acquisitions of three Las Vegas, Nevada gaming and entertainment properties from affiliated parties on May 26, 2004. We applied the net proceeds from the offering of our $215.0 million principal amount of notes to pay the acquisition price for the two Arizona Charlie properties of $125.9 million, repay indebtedness owed to AREH of $43.8 million, make a distribution to AEP of $44.0 million and pay fees and expenses of the offering.
We believe operating cash flows and borrowings available under the senior secured revolving credit facility will be adequate to meet our anticipated future requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. If we were to undertake significant expansion, we will seek, if necessary and to the extent permitted under the indenture governing the 7.85% senior secured notes and the terms of the senior secured revolving credit facility, additional financing through bank borrowings or debt financings. Additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events may occur, resulting in the need to raise additional funds.
Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to the notes and investments as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2005, such ratio was 4.8 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
Additionally, our senior secured revolving credit facility currently allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At December 31, 2005, there were not any borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At December 31, 2005, these ratios were 96.9 to 1.0 and 0.04 to 1.0, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
The following table sets forth, contractual obligations of ACEP at December 31, 2005.

		Payments due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(in thousands)

Long-term debt	$215,000	$—	$—	$—	$215,000
Interest on long-term debt	109,773	16,877	33,755	33,755	25,386
Commitment fee on credit line	208	100	108	—	—
Capital leases, including interest	11,934	677	1,354	1,082	8,821
Other contractual obligations	2,585	2,585	—	—	—
Employment agreements	937	763	174	—	—

Total	$340,437	$21,002	$35,391	$34,837	$249,207

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions about the effects of matters that are inherently uncertain. Those estimates and assumptions are derived and continually evaluated based on historical experiences, current facts and circumstances, and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. We have summarized our significant accounting policies in note 1 to our consolidated financial statements. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.
Revenue Recognition. Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash or non-cash awards. We deduct the cash incentive amounts from casino revenue.
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
Self-Insurance. We retain the obligation for certain losses related to customer’s claims of personal injuries incurred while on our property as well as workers compensation claims and major medical claims for non-union employees. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
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
We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, “Accounting for Income Taxes,” No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2005 and based on the factors above, we expect to realize full tax benefit from our deferred tax assets and have determined that no valuation allowance is warranted.
Commitments and Contingencies. On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we previously made.
Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued SFAS No.154, , “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.
Forward Looking Statements
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
Trends and Other Uncertainties
We refer you to Item 1A. Risk Factors for a discussion of trends, uncertainties and other factors that could affect us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our outstanding debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility. At December 31, 2005, there were no borrowings under the facility.
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $220.4 million as of December 31, 2005.
We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and the Member
American Casino & Entertainment Properties LLC
We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, member’s/shareholder’s equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member
American Casino & Entertainment Properties LLC:
We have audited the accompanying combined statements of income, cash flows and member’s/stockholders’ equity of American Casino & Entertainment Properties LLC (the “Company”) for the year ended December 31, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Casino & Entertainment Properties LLC for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Los Angeles, California
March 5, 2004

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2005	2004
	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$108,316	$75,161
Cash and cash equivalents-restricted	504	448
Investments-restricted	2,828	2,546
Accounts receivable, net	4,167	3,942
Related party receivables	971	388
Deferred income taxes	2,305	2,685
Other current assets	12,092	10,311

Total Current Assets	131,183	95,481

Property and equipment, net	319,505	314,609

Debt issuance and deferred financing costs, net	6,397	7,447
Lessee incentive	—	367
Deferred income taxes	37,172	46,437

Total Other Assets	43,569	54,251

TOTAL ASSETS	$494,257	$464,341

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable-trade	3,547	$4,429
Accounts payable-construction	805	805
Accrued expenses	22,582	22,759
Accrued payroll and related expenses	11,042	10,779
Current portion of capital lease obligation	473	450

Total Current Liabilities	38,449	39,222

Long-Term Liabilities:
Notes payable	215,000	215,000
Accrued lessee incentive	—	568
Capital lease obligations, less current portion	2,825	3,298
Other	5,885	5,257

Total Long-Term Liabilities	223,710	224,123

Total Liabilities	262,124	263,345

Commitments and Contingencies

Member’s Equity :
Member’s Equity	232,098	200,996

Total Member’s Equity	232,098	200,996

TOTAL LIABILITIES AND MEMBER’S EQUITY	$494,257	$464,341

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(in thousands)

REVENUES:
Casino	$182,939	$167,972	$147,888
Hotel	61,861	54,653	47,259
Food and beverage	70,060	66,953	59,583
Tower, retail and other	35,413	33,778	30,336

Gross revenues	350,273	323,356	285,066
Less promotional allowances	22,291	23,375	22,255

Net revenues	327,982	299,981	262,811

COSTS AND EXPENSES:
Casino	63,216	61,985	61,284
Hotel	26,957	24,272	22,074
Food and beverage	51,784	48,495	44,990
Other operating expenses	15,372	14,035	14,008
Selling, general and administrative	81,321	78,720	74,985
Depreciation and amortization	23,305	23,516	20,222
(Gain) loss on sale of assets	(25)	96	1,401

Total costs and expenses	261,930	251,119	238,964

INCOME FROM OPERATIONS	66,052	48,862	23,847

OTHER INCOME (EXPENSE):
Interest income	1,617	1,049	426
Interest expense	(18,846)	(18,939)	(5,389)

Total other expense, net	(17,229)	(17,890)	(4,963)

INCOME BEFORE INCOME TAXES	48,823	30,972	18,884

Provision (benefit) for income taxes	16,789	10,100	(1,798)

NET INCOME	$32,034	$20,872	$20,682

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,034	$20,872	$20,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,305	23,516	20,222
(Gain) loss on sale or disposal of assets	(25)	96	1,401
Provision (benefit) for deferred income taxes	9,645	7,431	(5,448)
Changes in operating assets and liabilities:
Restricted cash	(56)	(448)	1,926
Accounts receivable, net	(225)	109	247
Other current assets	(715)	338	1,653
Accounts payable and accrued expenses	(2,296)	2,723	3,715
Other	628	—	3,399

Net Cash Provided By Operating Activities	62,295	54,637	47,797

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in investments — restricted	(282)	427	(290)
Sale of marketable securities	—	4,200	—
Acquisition of property and equipment	(28,219)	(14,009)	(30,423)
Related party receivables	(232)	(155)	(201)
Cash proceeds from sale of property and equipment	43	420	521

Net Cash Used In Investing Activities	(28,690)	(9,117)	(30,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	—	(1,525)	(90)
Proceeds from related party note payable	—	—	7,780
Proceeds from notes payable	—	215,000	—
Member contribution	—	28,219	—
Capital distribution	—	(61,916)	—
Acquisition of Arizona Charlie’s	—	(125,900)	—
Payments on related party notes payable	—	(101,252)	(7,179)
Payments on capital lease obligation	(450)	(243)	—

Net Cash Provided By (Used In) Financing Activities	(450)	(47,617)	511

Net increase (decrease) in cash and cash equivalents	33,155	(2,097)	17,915
Cash and cash equivalents — beginning of period	75,161	77,258	59,343

Cash And Cash Equivalents — End Of Period	$108,316	$75,161	$77,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,188	$11,047	$5,422

Cash paid for income taxes, net of refunds	$9,200	$1,811	$(290)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized lease obligation incurred in the acquisition of property and equipment	$—	$—	$3,042

Utilization of tax losses by a related party	$932	$—	$—

Assets contributed by parent	$—	$6,886	$—

Change in deferred tax asset related to acquisition	$—	$2,490	$—

Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	$—	$—	$49,710

Cancellation of common stock shares	$—	$10	$—

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBER’S/STOCKHOLDERS’ EQUITY
(in thousands)

		Additional
	Common	Paid-In-	Member’s	Retained
	Stock	Capital	Equity	Earnings	Total
Balances at December 31, 2002	$10	$243,750	$—	$16,193	$259,953
Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	—	49,710	—	—	49,710
Net income	—	—	—	20,682	20,682

Balances at December 31, 2003	10	293,460	—	36,875	330,345
Cancellation of common shares	(10)	10	—	—	—
Change in deferred tax asset related to acquisition	—	2,490	—	—	2,490
Contributions	—	35,105	—	—	35,105
Distributions	—	(44,000)	—	(17,916)	(61,916)
Acquisition of Arizona Charlie’s	—	(125,900)	—	—	(125,900)
Net income	—	—	—	20,872	20,872
Reclassification of equity as a result of reorganization	—	(161,165)	200,996	(39,831)	—

Balances at December 31, 2004	—	—	200,996	—	200,996

Distribution	—	—	(932)	—	(932)
Net Income	—	—	32,034	—	32,034

Balances at December 31, 2005	$—	$—	$232,098	$—	$232,098

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
American Casino & Entertainment Properties LLC (ACEP or the Company) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower (Stratosphere), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership (AREH). Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002.
ACEP is a subsidiary of American Entertainment Properties Corp. (AEP), and its ultimate parent is American Real Estate Partners, L.P. (AREP), a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2005, affiliates of Mr. Carl C. Icahn owned 9,346,044 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.
ACEP owns and operates three gaming and entertainment properties in Las Vegas; Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. In January 2004, ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation, or Starfire, which is wholly-owned by Mr. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and was completed on May 26, 2004. The purchase price was $125.9 million. Additionally, in January 2004, ACEP entered into a contribution agreement with AEP and AREH, in which AREH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation, which was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained over the period of common ownership for all periods presented. Pursuant to ACEP’s purchase agreement with Starfire, certain contributions of $35.1 million and certain distributions of $187.8 million were made to and by ACEP which included the acquisition of Arizona Charlie’s.
On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. The net proceeds from the sale of the notes have been used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt and for distributions. The notes have a fixed annual interest rate of 7.85%, which is payable every six months on February 1 and August 1.
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
Casino Revenues and Promotional Allowances
Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Food and Beverage	$7,101	$7,239	$7,035
Rooms	41	41	84
Other	33	34	31

Total	$7,175	$7,314	$7,150

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash equivalents consist of interest-bearing deposits, money market funds and debt instruments, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are included in other current assets.
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
Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements.	36-39 years
Furniture, fixtures and equipment	3-15 years
Land improvements	15 years
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives; however, there was no capitalized interest during fiscal year 2005, 2004 and 2003.
Long-Lived Assets
We periodically evaluate our long-lived assets in accordance with the application of Statement of Financial Accounting Standards, or SFAS, No. 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Inherent in the reviews of the carrying amounts of the above assets are various estimates. First, management must determine the usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating property.
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2005, 2004 and 2003, amortization of debt issue costs were $1.1 million, $1.1 million and $0.4 million, respectively, and are included in interest expense.
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
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $10.4 million, $9.3 million and $10.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
We account for income tax assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company maintains valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2005 and based on the factors above, the Company expects to realize full tax benefit from its deferred tax assets and has determined that no valuation allowance is warranted.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates.

Reclassifications
Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal year presentation. These reclassifications had no effect on net income.
Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued SFAS No.154, , “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.
Note 2. Accounts Receivable
Accounts receivable consists of the following:

	December 31,
	2005	2004
	(in thousands)
Hotel and related	$2,584	$2,638
Gaming	562	534
Other	1,156	1,010

	4,302	4,182
Less allowance for doubtful accounts	(135)	(240)

	$4,167	$3,942

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of period	$240	$473	$830
Bad debt expense	85	418	395
Deductions and write-offs	(190)	(651)	(752)

Balance at end of period	$135	$240	$473

Note 3. Other Current Assets
Other current assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Inventories	$2,394	$2,510
Prepaid expenses	7,660	5,780
Other	2,038	2,021

	$12,092	$10,311

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land and improvements	$61,493	$50,310

	December 31,
	2005	2004
	(in thousands)
Building and improvements	236,946	235,848
Furniture, fixtures and equipment	136,643	115,727
Construction in progress	1,935	7,831

	437,017	409,716
Less accumulated depreciation and amortization	117,512	95,107

	$319,505	$314,609

Assets recorded under capital leases were approximately $4.0 million and $4.0 million at December 31, 2005 and 2004, respectively. Accumulated depreciation and amortization at December 31, 2005 and 2004 includes amounts recorded for capital leases of $0.7 million and $0.4 million, respectively.
During 2004, we reduced the estimated useful life of certain assets. This resulted in an additional charge to depreciation expense of approximately $1.2 million. After giving effect to income taxes, net income was reduced by approximately $0.8 million.
Note 5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued interest	$7,033	$7,055
Accrued liabilities	4,267	3,432
Accrued taxes	2,038	2,610
Vacation packages	1,698	2,426
Accrued slot club liability	1,843	1,976
Other	5,703	5,260

	$22,582	$22,759

Note 6. Leases
The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2005 are as follows:

(in thousands)
Years ending December 31,
2006	$5,633
2007	4,335
2008	2,804
2009	1,792
2010	942
Thereafter	2,430

Total payments	$17,936

The above minimum rental income does not include contingent rental income contained within certain retail operating leases.
For the years ended December 31, 2005, 2004 and 2003, we recorded rental revenue of $7.3 million, $6.4 million and $5.4 million, respectively.

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2005:

(in thousands)
Years ending December 31,
2006	$660
2007	660
2008	660
2009	963
2010	85
Thereafter	7,318

Total minimum lease payments	10,346
Less: amount representing interest ranging from 5% to 10%	7,048

Present value of net minimum lease payments	3,298
Less: current portion	473

Long-term capital lease obligation	$2,825

The Company had no operating leases as of December 31, 2005, 2004 and 2003.
Note 7. Income Taxes
The income tax provision (benefit) attributable to income from operations for the fiscal years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	December 31,
	2005	2004	2003
	(in thousands)
Current	$7,144	$2,669	$3,650
Deferred	9,645	7,431	(5,448)

	$16,789	$10,100	$(1,798)

Deferred Tax Assets and Liabilities
The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(in thousands)
Deferred Tax Assets
Property, plant and equipment	$36,358	$38,128
Net operating loss carryforward	—	5,595
AMT and business credit carryforwards	—	1,632
Accrued vacation and employee related	1,643	1,784
Gaming related	1,049	829
Other	427	1,154

Total net deferred tax assets	39,477	49,122

Less: Current portion	(2,305)	(2,685)

Net long term deferred tax assets	$37,172	$46,437

We account for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. During the year ended December 31, 2003, based on various factors including the earnings trend and future taxable income projections, the Company determined that it was more likely than not that most of the deferred tax assets will be realized. Accordingly, the valuation allowance for these assets was reversed. This reversal resulted in a credit to equity of approximately $49.7 million at December 31, 2003.

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
The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Other	0.0%	5.0%	1.8%
Permanent differences	0.3%	0.4%	0.5%
Federal income tax credits	(0.9)%	(0.7%)	(1.4%)
Valuation allowance	0.0%	(6.0%)	(74.3%)
Amount not subject to tax expense/benefit	0.0%	(1.1%)	28.9%

	34.4%	32.6%	(9.5%)

Section 382 Limitation
As of December 31, 2005 and 2004, the Company had a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a “change in ownership” under Internal Revenue Code Section 382, the Company’s ability to utilize depreciation and other tax attributes was limited to approximately $6.4 million per year commencing fiscal year 1998 and for the five subsequent years. This limitation was applied to all built-in losses, which existed on the “change of ownership” date, including all items giving rise to a deferred tax asset. Upon the expiration of the limitation in 2003, these tax deductions are now unlimited in their use per year.
Note 8. Notes Payable
On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. The net proceeds from the sale of the notes have been used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt described above and for distributions. The notes have a fixed annual interest rate of 7.85%, which is payable every six months on February 1 and August 1, commencing August 1, 2004. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $220.4 million as of December 31, 2005.
The payment obligations under the $215.0 million 7.85% Senior Secured Notes due 2012 issued by ACEP are fully and unconditionally guaranteed by all of our significant operating subsidiaries. The notes are subject to compliance with certain covenants. At December 31, 2005, we were in compliance with the note covenants. In accordance with positions established by the Securities and Exchange Commission, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries is less than 3% of ACEP’s consolidated amounts.
A syndicate of lenders has provided a non-amortizing $20.0 million revolving credit facility. The commitments are available to the Company in the form of revolving loans, and include a letter of credit facility (subject to a $10.0 million sublimit). The proceeds of loans under the senior secured revolving credit facility are available to provide working capital and for other general corporate purposes. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate on January 29, 2008. We had availability under our credit facility of $20.0 million at December 31, 2005, subject to continuing compliance with certain covenants.
Note 9. Related Party Transactions
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by AREP. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2005, 2004 and 2003, we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $708,000, $387,500 and $190,600, respectively.

During 2005, 2004 and 2003, we made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $191,200, $167,000 and $161,400, respectively. The amounts paid for the provided services approximated their fair value.
We have accrued a $350,000 income tax receivable from AEP pursuant to the provision of the tax allocation agreement and recorded an equity distribution of $932,000 to a related party for the utilization of a deferred tax asset.
As of December 31, 2005 and December 31, 2004, the Company was owed approximately $971,000 and $388,000, respectively, from related parties.
Note 10. Employee Benefit Plans
Approximately 36% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.6 million, $8.1 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 4% of any individual’s earnings. The Company recorded $0.4 million, $0.5 million and $0.6 million, for matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively.
We have implemented a management incentive plan to provide members of our executive management, other than our chief executive officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives. Participants in the plan shall be entitled to a financial award if we achieve financial goals, approved by our board of directors, and individual performance goals. A financial award under the plan includes a cash award and a deferred bonus award. The deferred bonus award is paid out over four years and is dependent on the participant being employed by us at each such payment date. The deferred award is expensed pro-ratably over the four years.
Note 11. Commitments & Contingencies
The President and Chief Executive Officer (CEO), the Chief Financial Officer (CFO), and the Senior Vice President and General Manager of the Stratosphere, (SVP) have entered into employment agreements with the Company. The agreements with the CEO, CFO and SVP expire on March 31, 2006, March 31, 2007 and March 31, 2007, respectively. The agreements include provisions for base salary and bonus, as well as, termination and “Change of Control” provisions.
Our tax returns are subject to examination by the Internal Revenue Service and other taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of the provision for income taxes and income tax liabilities. In determining necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. At the successful conclusion of an examination or the expiration of the exposure period, reserve amounts will be reversed back into income as a reduction of income tax expense. Reserve amounts are included as other long-term liabilities on the consolidated balance sheet.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Officers
The following table sets forth certain information as of December 31, 2005, concerning the executive officers and directors of American Entertainment Properties Corp., our parent, and ACEF:

NAME	AGE	POSITION
Jack G. Wasserman	69	Director

William A. Leidesdorf	60	Director

James L. Nelson	56	Director

Keith A. Meister	32	Director

Richard P. Brown	58	President, Chief Executive Officer and Director

Denise Barton	48	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
The following table sets forth certain information as of December 31, 2005, concerning certain key employees:

NAME	AGE	POSITION
Ronald P. Lurie	64	General Manager -- Arizona Charlie's Decatur

Bobby Ray Harris	48	General Manager -- Stratosphere Operations

Mark Majetich	55	General Manager -- Arizona Charlie's Boulder
Jack G. Wasserman has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a director of American Property Investors, Inc., or API, the general partner of AREP, since December 3, 1993. Mr. Wasserman is an attorney and a member of the bars of New York, Florida, and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman is licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Commission and, at the latter’s direction, is an independent member and the Chairman of the Compliance Committee of Stratosphere. Mr. Wasserman is not a member of the Stratosphere’s Board of Directors. Since May 2005, Mr. Wasserman has been a director of Atlantic Coast Entertainment Holdings, Inc. which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became a subsidiary of AREH. Mr. Wasserman is also a director of Cadus Pharmaceutical Corporation, a publicly-traded biotechnology company, of which an affiliate of Mr. Icahn is a controlling stockholder. Since March 2004, Mr. Wasserman has been a director of Triarc Industries, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.
William A. Leidesdorf has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API, the general partner of AREP, since March 26, 1991. Since May 2005, Mr. Leidesdorf has been a director of Atlantic Coast Entertainment Holdings, Inc. which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Mr. Leidesdorf is also a director of Renco Steel Group, Inc. and its subsidiary, WCI Steel Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. Mr. Leidesdorf is licensed by the New Jersey Casino Control Commission and the Nevada State Gaming Control Commission.
James L. Nelson has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since June 2001. Since May 2005, Mr. Nelson has been a director of Atlantic Coast Entertainment Holdings, Inc. which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. From 1986 until the present,

Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. Mr. Nelson currently serves as a Director and Chairman of the Audit Committee of Viskase Companies, Inc., a supplier to the meat industry, in which affiliates of Mr. Icahn have a significant interest. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson is licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.
Keith A. Meister has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception. Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of API since March 2006. Mr. Meister served as Chief Executive Officer of API from August 2003 until March 2006 and as President of API from August 2003 until April 2005. He also serves as a senior investment analyst of High River Limited Partnership, a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister is also a Senior Investment Analyst of Icahn Partners LP and Icahn Partners Master Fund LP. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investments funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister served as co-president of J Net Ventures, a venture capital fund that he co-founded, focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Communications, Inc., a telecommunications company that is majority-owned by various entities controlled by Mr. Icahn; BKF Capital Group, Inc., a NYSE-listed investment management firm, and ADVENTRX Pharmaceuticals, Inc., an AMEX-listed biopharmaceutical company.
Richard P. Brown has served as our President and Chief Executive Officer and President, Chief Executive Officer and a director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp. since inception. Mr. Brown has over 14 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Since October 2002, Mr. Brown has served as President and Chief Executive Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since October 2003, he has served as President and Chief Executive Officer of Atlantic Coast Entertainment Holdings, Inc., which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey and which is controlled by AREP.
Denise Barton has served as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Since December 2003, Ms. Barton has served as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since December 2003, she has served as Vice President, Chief Financial Officer and Principal Accounting Officer of Atlantic Coast Entertainment Holdings, Inc., which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey and which is controlled by AREP.
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

Bobby Ray Harris has served as our General Manager — Stratosphere since inception and as Senior Vice President — Stratosphere since March 2000. From February 1999 to March 2000 he served as Vice President — Hotel and Tower Operations and from August 1996 to February 1999 he served as Director of Hotel Operations. Mr. Harris joined the Stratosphere in October 1995 as the Director Of Marketing Services. Prior to joining the Stratosphere, Mr. Harris held various management positions at Caesars Tahoe and MGM Grand. He has more than 20 years of experience in the gaming industry.
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
The Board of Directors of AEP has established an Audit Committee consisting of Mr. Leidesdorf, Mr. Nelson and Mr. Wasserman.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
Code of Ethics
AREP has adopted a code of ethics that applies to the chief executive officer and senior financial officers of ACEP, a copy of which was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004 and which exhibit has been incorporated by reference as an exhibit in Item 15.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth the compensation earned during the years ended December 31, 2005, 2004 and 2003, by our Chief Executive Officer and our four other most highly compensated executive officers and key employees for services rendered in all capacities for those years.

Summary of Compensation Table

	ANNUAL COMPENSATION (1)
				All other
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Compensation ($) (3)
Richard P. Brown	2005	500,000	150,000	13,580
President and Chief Executive Officer	2004	461,155	250,000	8,335
	2003	316,154	20,000	8,315

Denise Barton (4)	2005	317,269	112,000	9,987
Senior Vice President, Chief Financial Officer	2004	214,635	70,500	9,418
Treasurer and Secretary	2003	182,269	37,000	4,413

Ronald Lurie (4)	2005	222,488	96,729	10,562
General Manager-Arizona Charlie’s Decatur	2004	214,531	54,075	10,346
	2003	217,269	57,500	3,608

Bobby Ray Harris (4)	2005	313,692	127,650	10,428
General Manager-Stratosphere Operations	2004	211,942	58,750	2,863
	2003	180,139	37,000	9,543

Mark Majetich (4)	2005	182,690	122,595	7,221
General Manager-Arizona Charlie’s Boulder	2004	167,983	43,750	3,626
	2003	148,640	37,500	3,496
(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, as there has been no compensation awarded to, or earned by or paid to any of the named executive officers by us.
Other annual compensation was less than $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers above.
(2) Represents bonuses earned in year presented and paid in the subsequent year.
(3) Includes contributions by ACEP to defined contribution plans, dollar value of insurance premiums and other compensation related to health insurance payments. It also includes car allowances for one officer during 2005, 2004 and 2003.
(4) Ms. Barton, Mr. Lurie, Mr. Harris and Mr. Majetich received deferred bonus awards for 2005 under our management incentive plan of $56,000, $48,364, $63,825 and $61,298, respectively. These amounts are not included in the Bonus column and will be paid out over a four year vesting period as described in the plan.
Option Grants in Last Fiscal Year
We have not implemented a stock option or other similar plan.
Employment Agreements
Certain of our management have entered into employment agreements with us.
Richard P. Brown, our President and Chief Executive Officer, entered into a two-year employment agreement effective April 1, 2004. Mr. Brown’s agreement provides that he will be paid a base annual compensation of $500,000. The agreement also provides that Mr. Brown will receive an annual bonus of up to 50% of his annual compensation based on our operating results. The agreement further provides that if Mr. Brown is terminated without cause (as defined in the agreement), then Mr. Brown will receive any amounts of the base salary and previously earned bonus due and unpaid to Mr. Brown as of the termination date plus a lump-sum payment in the amount equal to the then current base salary.
We also have employment agreements with Denise Barton, our Senior Vice President and Chief Financial Officer, and Bobby Ray Harris, the Senior Vice President and General Manager of our subsidiary, Stratosphere Gaming Corp. which expire on March 31, 2007. The agreements have substantially similar provisions with respect to salary, bonus and termination. Under the terms of the employment agreements, Ms. Barton and Mr. Harris will receive an annual base salary of $350,000 and $345,000, respectively, subject to review on an annual basis for increase under our normal performance review process, which occurs in March of each year. Furthermore, each will be eligible to participate in the management incentive plan on a basis proportionate to her or his compensation level and level of activity which contribute to our success, as determined by the board of directors of AEP. Each employment agreement will terminate on the first of the following events to occur: (1) March 31, 2007; (2) death or disability; (3) the discharge with or without cause (as defined in the employment agreement); or (4) resignation.
If the employment of either Ms. Barton or Mr. Harris is terminated by us without cause or by either for good reason , as defined, within six months following a change of control, as defined, then in lieu of any other payments of any kind, she or he shall be entitled to receive within 30 days of the termination date: (1) any amounts of base salary and previously earned bonus compensation due and unpaid as of the termination date and (2) a lump-sum payment equal to one year’s base salary. Bonus compensation will be deemed earned and due with respect to any year on the last business day of February of the year following the year with respect to which the applicable performance targets are computed, provided that Ms. Barton or Mr. Harris is employed by us on the last business day of February. Payment of these amounts is conditioned upon the execution of a settlement and release agreement in form acceptable to us.
Employee Retirement Savings Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 4% of their individual earnings. We recorded $0.4 million, $0.5 million and $0.6 million for matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively.
Incentive Bonus Plan
Effective January 1, 2005, we established a management incentive plan to provide members of our executive management, other than our chief executive officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives. Provided that we achieve our EBITDA goals which are determined annually by our board of directors, a participant in the Plan shall be entitled to a financial award under the plan computed as the product of (1) base salary, (2) individual performance factors determined by each participant’s attainment of predetermined goals and (3) bonus as a percentage of base salary. A financial award under the management incentive plan includes a cash award and a deferred bonus award, both components of which are within a pre-established range based upon the participant’s position level. Where a participant holds more than one position level during the fiscal year, the financial award will be prorated based upon service time within each position level. The deferred portion of the bonus award is paid out over a four year vesting period. Pursuant to the plan, payment of the awards will be made after completion of the annual audit but no later than March 15 of the year following the end of the previous fiscal year, as defined in the plan. All payment awards will be reduced by amounts required to be withheld for taxes at the time payments are made. In addition, unless our chief executive officer and board of directors determine otherwise, a participant in the plan who is no longer our employee on the date of the award payment will not be entitled to payment of the award unless the participant (1) dies, (2) becomes permanently disabled, (3) enters military service, (4) takes an approved leave of absence or (5) is appointed or elected to public office; provided that the participant was an active employee for a minimum of 90 consecutive calendar days during the fiscal year (as defined in the plan). The plan is administered by our vice president of human resources, subject to control and supervision of our chief executive officer and board of directors.
Compensation of Directors
AEP directors do not receive any compensation for their service as members of the board of directors, but are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the AEP board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
AEP owns all of the membership interests of ACEP. The principal executive offices of AEP are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104.
AEP is wholly owned by AREH. AREP owns a 99% limited partner interest in AREH. Mr. Carl Icahn, through certain affiliates, currently owns 100% of AREP’s and AREH’s general partner and approximately 90% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of AREP.
Neither our officers nor the officers and directors of our parent own any of our equity interests or the equity interests of our parent or subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As of December 31, 2005, affiliates of Mr. Icahn owned approximately 90% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of AREP. AREP’s general partner is API, which is a wholly-owned subsidiary of Beckton Corp. All of the capital stock of Beckton is owned by Mr. Icahn. AREP’s business is conducted through a subsidiary limited partnership, AREH, in which AREP owns a 99% limited partnership interest. API has a 1% general partnership interest in each of AREP and AREH. AREH owns 100% of American Entertainment Properties Corp., which is our direct parent.
Tax Allocation Agreement
We and our subsidiaries entered into a tax allocation agreement with our parent, AEP. The tax allocation agreement provides for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provides for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that could have been carried back to prior years if we had filed tax returns as a stand alone group. As of December 31, 2005, we have accrued a $350,000 income tax receivable from AEP pursuant to the provision of the tax allocation agreement.
Other Transactions
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the owner of the Sands Hotel and Casino in Atlantic City, New Jersey, which is controlled by affiliates of Mr. Icahn. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2005, 2004 and 2003, we billed approximately $708,000, $387,500 and $190,600 respectively.
During 2005, 2004 and 2003, we made payments to XO Communications, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $191,200, $167,000 and $161,400, respectively.
We have accrued a $350,000 income tax receivable from AEP pursuant to the provision of the tax allocation agreement and recorded an equity distribution of $932,000 to a related party for the utilization of a deferred tax asset.
As of December 31, 2005 and 2004, the Company was owed approximately $971,000 and $388,000, respectively, for reimbursable expenses from related parties.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees billed by our principal accountants for 2005 and 2004 services:

	Grant Thornton	Grant Thornton
	2005	2004
Audit fees (1)	$421,000	$359,453
Audit-related fees (2)	—	23,500
Tax fees	—	—

Total fees	$421,000	$382,953

Grant Thornton did not provide any services related to financial information systems design and implementation during 2005 or 2004.
(1)	Audit fees also include fees for work associated with Sarbanes-Oxley.

(2)	Audit-related fees include fees for work related to the registration statement on Form S-4, related to our offer to exchange 7.85% senior secured notes due 2012 registered under the Securities Act of 1933 for 7.85% senior secured notes due 2012 issued in a private placement.
It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2005 and 2004 all such engagements and fees were pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Schedules
List of exhibits
EXHIBITS INDEX

EXHIBITNO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Limited Liability Company Agreement of American Casino & Entertainment Properties LLC (incorporated by reference to Exhibit 3.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.1	Indenture, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.2	Supplemental Indenture, dated as of May 26, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.3	Form of 7.85% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.4	Registration Rights Agreement, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.1	Credit Agreement, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC, certain subsidiaries of American Casino & Entertainment Properties LLC, the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as syndication agent and administrative agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.2	Pledge and Security Agreement, dated as of May 26, 2004, among American Casino & Entertainment Properties LLC, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of American Casino & Entertainment Properties LLC and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.3	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.4	Employment Agreement, effective as of April 1, 2004, by and between American Casino & Entertainment Properties LLC and Richard P. Brown (incorporated by reference to Exhibit 10.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.5	Membership Interest Purchase Agreement, dated as of January 5, 2004, by and among American Casino & Entertainment Properties LLC, Starfire Holding Corporation and Carl C. Icahn (incorporated by reference to American Real Estate Partners, L.P.’s Exhibit 99.2 to Form 8-K (SEC File No. 1-9516), filed on January 5, 2004).

10.6	First Amendment to Credit Agreement, dated as of January 29, 2004 among American Casino & Entertainment Properties LLC, as the Borrower, certain subsidiaries of the Borrower, as Guarantors, The Several Lenders, Bear Stearns Corporate Lending Inc. as Syndication Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of May 26, 2004, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.7	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.7 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.8	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.8 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.9	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.9 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.10	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2005).

10.11	Employment Agreement, effective as of January 16, 2006, by and between American Casino & Entertainment Properties LLC and Denise Barton (incorporated by reference to Exhibit 10.12 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

10.12	American Casino & Entertainment Properties LLC & Atlantic Coast Entertainment Holdings, Inc. Management Incentive Plan Effective January 1, 2005 Revised January 10, 2006(incorporated by reference to Exhibit 10.12 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

10.13	Employment Agreement, effective as of February 21, 2006, by and between American Casino & Entertainment Properties LLC and Bobby Ray Harris (incorporated by reference to Exhibit 10.13 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on February 23, 2006).

10.14	Tax Allocation Agreement between American Casino & Entertainment Properties LLC and American Entertainment Properties Corp.

10.15	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of American Real Estate Partners, L.P. and its subsidiaries.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q (SEC File No. 1-9516), filed on November 9, 2004).

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Entertainment Properties Corp., the sole member of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown Richard P. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Denise Barton
Denise Barton	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Jack G. Wasserman
Jack G. Wasserman	Director	March 16, 2006

/s/ William A. Leidesdorf
William A. Leidesdorf	Director	March 16, 2006

/s/ James L. Nelson
James L. Nelson	Director	March 16, 2006

/s/ Keith A. Meister
Keith A. Meister	Director	March 16, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent any annual reports to security holders covering the year ended December 31, 2005. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.