Form 10-Q
period 2006-03-31
American Casino & Entertainment Properties LLC
filed 2006-05-10
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

PART I.     FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2006	December 31, 2005

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$118,552	$108,316
Cash and cash equivalents-restricted	265	504
Investments-restricted	2,852	2,828
Accounts receivable, net	4,146	4,167
Related party receivables	3,882	971
Deferred income taxes	2,305	2,305
Other current assets	11,136	12,092

Total Current Assets	143,138	131,183

Property and equipment, net	315,644	319,505

Deferred financing costs, net	6,134	6,397
Deferred income taxes	37,344	37,172

Total Other Assets	43,478	43,569

Total Assets	$502,260	$494,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,295	$4,352
Accrued expenses	22,541	22,582
Accrued payroll and related expenses	9,280	11,042
Current portion of capital lease obligation	478	473

Total Current Liabilities	36,594	38,449

Long-Term Liabilities:
Long-term debt, less current portion	215,000	215,000
Capital lease obligations, less current portion	2,704	2,825
Other	6,017	5,885

Total Long-Term Liabilities	223,721	223,710

Total Liabilities	260,315	262,159

Commitments and Contingencies
Member’s Equity:
Member’s equity	241,945	232,098

Total Member’s Equity	241,945	232,098

Total Liabilities and Member’s Equity	$502,260	$494,257

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(Unaudited)
	(In thousands)
Revenues:
Casino	$48,022	$47,729
Hotel	17,433	15,793
Food and beverage	18,070	17,076
Tower, retail and other	8,219	8,206

Gross Revenues	91,744	88,804
Less promotional allowances	5,799	5,966

Net Revenues	85,945	82,838

Costs and Expenses:
Casino	16,488	15,900
Hotel	6,843	6,023
Food and beverage	13,201	12,376
Other operating expenses	3,730	3,638
Selling, general and administrative	20,786	19,687
Depreciation and amortization	6,010	5,443
Gain on sale of assets	(2)	(19)

Total Costs and Expenses	67,056	63,048

Income From Operations	18,889	19,790

Other Income (Expense):
Interest income	850	167
Interest expense	(4,682)	(4,539)

Total Other Expense, net	(3,832)	(4,372)

Income Before Income Taxes	15,057	15,418
Provision for income taxes	5,210	5,327

Net Income	$9,847	$10,091

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$9,847	$10,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,010	5,443
Gain on sale or disposal of assets	(2)	(19)
Provision for deferred income taxes	(172)	4,504
Changes in operating assets and liabilities:
Restricted cash	239	(51)
Accounts receivable, net	21	(101)
Other assets	1,184	202
Accounts payable and accrued expenses	(1,825)	(4,248)
Other	132	—

Net Cash Provided By Operating Activities	15,434	15,821

Cash Flows From Investing Activities:
Increase in investments — restricted	(24)	—
Acquisition of property and equipment	(2,152)	(4,711)
Related party receivables	(2,911)	(288)
Proceeds from sale of property and equipment	5	25

Net Cash Used in Investing Activities	(5,082)	(4,974)

Cash Flows From Financing Activities:
Deferred financing costs	—	(2)
Payments on capital lease obligation	(116)	(110)

Net Cash Used in Financing Activities	(116)	(112)

Net increase in cash and cash equivalents	10,236	10,735
Cash and cash equivalents — beginning of period	108,316	75,161

Cash and Cash Equivalents — end of period	$118,552	$85,896

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$8,513	$8,518

Cash paid during the period for income taxes	$650	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	The Company
      American Casino & Entertainment Properties LLC, or ACEP or the Company, was formed in Delaware on December 29, 2003. We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership, or AREH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our senior management team has been responsible for the management of all three properties since 2002.
      ACEP is a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent is American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of March 31, 2006, affiliates of Mr. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation
      The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2005 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2005 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 16, 2006 (SEC File No. 333-118149). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.
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
Principles of Consolidation
      The consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3.	Related Party Transactions
      We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, which is majority-owned by AREP, the indirect owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2006 and 2005, we billed Atlantic Holdings and its affiliates approximately $81,000 and $136,000, respectively.
      During the three months ended March 31, 2006 and 2005 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in amounts of approximately $53,000 and $41,000, respectively.
      On November 29, 2005, our affiliates entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
Entertainment for $170.0 million. Completion of the transaction is subject to the receipt of regulatory approval, among other things, and it is expected to close in mid-2006. The allocation of the purchase price is $109.0 million for the hotel and casino and $61.0 million for the land in Atlantic City. AREP Laughlin Corporation, or Laughlin, was formed to own and operate the Flamingo Hotel and Casino and was contributed to us on April 4, 2006.
      We have recorded a $2.2 million receivable from Laughlin, controlled by AREP, related to the purchase of the Flamingo Laughlin Hotel and Casino. Approximately $0.4 million of the receivable is for management and consulting services. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses.
      We have recorded a $1.0 million income tax receivable from AEP pursuant to the provision of the tax allocation agreement.
      As of March 31, 2006 and December 31, 2005, the Company was owed approximately $3.9 million and $971,000, respectively, from related parties.

Note 4.	Non-guarantor Subsidiaries
      Our 7.85% senior secured notes due 2012 are guaranteed by our significant operating subsidiaries. In accordance with the positions established by the SEC, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, member’s/stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries are less than 3% of the Company’s consolidated amounts.

Note 5.	Legal Proceedings
      We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains management’s discussion and analysis of our results of operations and financial condition and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements in this discussion are forward-looking statements.
Overview
      We own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. The three properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.
      We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at March 31, 2006:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,385	49
Arizona Charlie’s Decatur	52,000	258	1,483	15
Arizona Charlie’s Boulder	41,000	303	830	14
      Additionally, on November 29, 2005, our affiliates entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment for $170.0 million. Completion of the transaction is subject to the receipt of regulatory approval, among other things, and it is expected to close in mid-2006. The allocation of the purchase price is $109.0 million for the hotel and casino and $61.0 million for the land in Atlantic City. AREP Laughlin Corporation, or Laughlin, was formed to own and operate the Flamingo Hotel and Casino and was contributed to us on April 4, 2006.
      The hotel and casino consists of approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property, featuring the largest hotel in Laughlin, with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater.
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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months
	Ended
	March 31,

	2006	2005	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$48.0	$47.7	0.6%
Hotel	17.4	15.8	10.1%
Food and beverage	18.1	17.1	5.8%
Tower, retail and other	8.2	8.2	0.0%

Gross revenues	91.7	88.8	3.3%
Less promotional allowances	5.8	6.0	(3.3)%

Net revenues	85.9	82.8	3.7%

Costs and expenses:
Casino	16.5	15.9	3.8%
Hotel	6.8	6.0	13.3%
Food and beverage	13.2	12.4	6.5%
Other operating expenses	3.7	3.6	2.8%
Selling, general and administrative	20.8	19.7	5.6%
Depreciation and amortization	6.0	5.4	11.1%

Total costs and expenses	67.0	63.0	6.3%

Income from operations	$18.9	$19.8	(4.5)%

Gross Revenues
      Gross revenues increased 3.3% to $91.7 million for the three months ended March 31, 2006 from $88.8 million for the three months ended March 31, 2005. This increase was primarily due to an increase in business volume as discussed below.

Casino Revenues
      Casino revenues increased 0.6% to $48.0 million, or 52.3% of gross revenues, for the three months ended March 31, 2006 from $47.7 million, or 53.7% of gross revenues, for the three months ended March 31, 2005. This increase was primarily due to an increase in slot and table games hold percentage. For the three months ended March 31, 2006, slot machine revenues were $38.2 million, or 79.6% of casino revenues, and table game revenues were $7.3 million, or 15.2% of casino revenues, compared to $37.5 million and $6.9 million, respectively, for the three months ended March 31, 2005. Other casino revenues were $2.5 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively.

Non-Casino Revenues
      Hotel revenues increased 10.1% to $17.4 million, or 19.0% of gross revenues, for the three months ended March 31, 2006 from $15.8 million, or 17.8% of gross revenues, for the three months ended March 31, 2005. This was primarily due to an increase of 12.7% in the hotel occupancy rate. The increase in the hotel occupancy rate was primarily attributable to an increase in midweek room sales.

      Food and beverage revenues increased 5.8% to $18.1 million, or 19.7% of gross revenues, for the three months ended March 31, 2006, from $17.1 million, or 19.3% of gross revenues, for the three months ended March 31, 2005. This increase was primarily due to a 4.1% increase in food and beverage covers and an increase in the average revenue per guest check of 1.6%.
      Tower, retail and other revenues were $8.2 million, or 8.9% of gross revenues, for the three months ended March 31, 2006, compared to $8.2 million, or 9.2% of gross revenues, for the three months ended March 31, 2005. Higher retail revenues were offset by lower tower and entertainment revenues.

Promotional Allowances
      Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.1% for the three months ended March 31, 2006 from 12.6% for the three months ended March 31, 2005. This decrease was primarily attributable to a reduction in slot club promotional activities.

Operating Expenses
      Casino operating expenses increased 3.8% to $16.5 million, or 34.4% of casino revenues, for the three months ended March 31, 2006, from $15.9 million, or 33.3% of casino revenues, for the three months ended March 31, 2005. The increase was due to increases in participation costs and labor costs.
      Hotel operating expenses increased 13.3% to $6.8 million, or 39.1% of hotel revenues, for the three months ended March 31, 2006, from $6.0 million, or 38.0% of hotel revenues, for the three months ended March 31, 2005. This increase was primarily due to an increase in labor costs and supplies as a result of the increase in occupancy.
      Food and beverage operating expenses increased 6.5% to $13.2 million, or 72.9% of food and beverage revenues, for the three months ended March 31, 2006, from $12.4 million, or 72.5% of food and beverage revenues, for the three months ended March 31, 2005. This increase was primarily due to an increase in labor costs and cost of sales associated with an increase in the number of covers.
      Other operating expenses increased 2.8% to $3.7 million, or 45.1% of tower, retail and other revenues for the three months ended March 31, 2006, from $3.6 million, or 43.9% of tower, retail and other revenues for the three months ended March 31, 2005. This increase was primarily due to labor costs associated with the Insanity ride.
      Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 5.6% to $20.8 million, or 22.7% of gross revenues, for the three months ended March 31, 2006, from $19.7 million, or 22.2% of gross revenues, for the three months ended March 31, 2005. This increase was primarily due to an increase in payroll expenses, accounting fees, legal fees and utilities.

Interest Expense
      Interest expense for the three months ended March 31, 2006 and 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004.
Financial Condition

Liquidity and Capital Resources
      Our primary source of cash is from the operation of our properties. At March 31, 2006, we had cash and cash equivalents of $118.6 million. For the three months ended March 31, 2006, net cash provided by operating activities totaled approximately $15.4 million compared to approximately $15.8 million for the three months ended March 31, 2005. The change in cash provided by operating activities was attributable to the change in net income explained above. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. The senior secured revolving credit facility allows for borrowings of up to $20.0 million, subject to us complying with financial and other covenants (discussed below), until January 29, 2008. We had availability under our credit facility of $20.0 million at March 31, 2006, subject to continuing compliance with existing covenant restrictions.
      Our primary use of cash is for operating expenses, capital spending and to pay the interest on our 7.85% senior secured notes, which mature in 2012 with interest payments due February 1 and August 1 of each year. Our capital spending was approximately $2.2 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively. We have estimated our 2006 capital spending at our existing facilities at approximately $25.8 million, which we anticipate to include approximately $7.5 million to construct a night club, construct a new bar in the casino and expand our high limit casino area at the Stratosphere, and approximately $8.1 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2006 will be for upgrades or maintenance to our existing assets.
      We plan to fund the Laughlin acquisition and planned capital improvements with a combination of excess cash and borrowings under our senior secured revolving credit facility. The purchase price for the Laughlin hotel and casino is $109.0 million. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008.
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
      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt and the issuance of disqualified or preferred stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2006, such ratio was 4.8 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreement to occupy manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
      Additionally as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $20.0 million, including our issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of net property, plant and equipment for key properties to consolidated first lien debt be not less than 5.0 to 1.0 and our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. At March 31,

2006, these ratios were 99.2 to 1.0 and 0.03 to 1.0, respectively. At March 31, 2006, there were no borrowings or letters of credit outstanding under the facility. We are negotiating to increase our senior secured revolving credit facility to $60.0 million with substantially the same terms and conditions as the original agreement.
Forward-Looking Statements
      With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
      We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $20.0 million under the senior secured revolving credit facility for working capital purposes. At March 31, 2006, there were no borrowings under the facility.
      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $219.8 million as of March 31, 2006.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1A.	Risk Factors
      The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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
Date: May 10, 2006