Form 10-Q
period 2006-06-30
American Casino & Entertainment Properties LLC
filed 2006-08-09
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-118149
American Casino & Entertainment Properties LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Las Vegas Boulevard South Las Vegas, NV	89104 (Zip Code)
(Address of principal executive offices)
(702) 380-7777
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

PART I.  FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2006	December 31, 2005

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77,953	$108,316
Cash and cash equivalents — restricted	267	504
Investments — restricted	3,430	2,828
Accounts receivable, net	5,963	4,167
Related party receivables	139	971
Deferred income taxes	2,305	2,305
Other current assets	14,905	12,092

Total Current Assets	104,962	131,183

Property and equipment, net	431,620	319,505

Deferred financing costs, net	6,319	6,397
Deferred income taxes	37,013	37,172
Customer list, net	3,312	—

Total Other Assets	46,644	43,569

Total Assets	$583,226	$494,257

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$7,843	$4,352
Accrued expenses	29,673	22,582
Accrued payroll and related expenses	13,391	11,042
Current portion of capital lease obligation	484	473

Total Current Liabilities	51,391	38,449

Long-Term Liabilities:
Long-term debt, less current portion	275,000	215,000
Capital lease obligations, less current portion	2,581	2,825
Other	6,152	5,885

Total Long-Term Liabilities	283,733	223,710

Total Liabilities	335,124	262,159

Commitments and Contingencies
Member’s Equity:
Member’s equity	248,102	232,098

Total Member’s Equity	248,102	232,098

Total Liabilities and Member’s Equity	$583,226	$494,257

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	June 30, 2006	June 30, 2005

	(Unaudited)
	(In thousands)
Revenues:
Casino	$51,586	$43,791
Hotel	18,628	15,712
Food and beverage	20,278	17,892
Tower, retail and other	9,400	9,219

Gross Revenues	99,892	86,614
Less promotional allowances	6,768	5,105

Net Revenues	93,124	81,509

Costs and Expenses:
Casino	19,035	15,400
Hotel	7,908	6,844
Food and beverage	14,864	12,958
Other operating expenses	4,283	4,074
Selling, general and administrative	24,820	18,998
Depreciation and amortization	6,848	5,730
Pre-opening costs	931	—
Loss (gain) on sale of assets	2	(2)

Total Costs and Expenses	78,691	64,002

Income From Operations	14,433	17,507

Other Income (Expense):
Interest income	717	356
Interest expense	(5,164)	(4,561)

Total Other Expense, net	(4,447)	(4,205)

Income Before Income Taxes	9,986	13,302
Provision for income taxes	3,311	4,621

Net Income	$6,675	$8,681

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended

	June 30, 2006	June 30, 2005

	(Unaudited)
	(In thousands)
Revenues:
Casino	$99,608	$91,520
Hotel	36,061	31,505
Food and beverage	38,348	34,968
Tower, retail and other	17,619	17,425

Gross Revenues	191,636	175,418
Less promotional allowances	12,567	11,071

Net Revenues	179,069	164,347

Costs and Expenses:
Casino	35,523	31,300
Hotel	14,751	12,867
Food and beverage	28,065	25,334
Other operating expenses	8,013	7,712
Selling, general and administrative	45,606	38,685
Depreciation and amortization	12,858	11,173
Pre-opening costs	1,449	—
Loss (gain) on sale of assets	—	(21)

Total Costs and Expenses	146,265	127,050

Income From Operations	32,804	37,297

Other Income (Expense):
Interest income	1,567	523
Interest expense	(9,846)	(9,100)

Total Other Expense, net	(8,279)	(8,577)

Income Before Income Taxes	24,525	28,720
Provision for income taxes	8,521	9,948

Net Income	$16,004	$18,772

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30, 2006	June 30, 2005

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$16,004	$18,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,858	11,173
Gain on sale or disposal of assets	—	(21)
Provision for deferred income taxes	159	6,610
Changes in operating assets and liabilities:
Restricted cash	237	(53)
Accounts receivable, net	103	528
Other assets	(1,132)	917
Accounts payable and accrued expenses	8,057	(3,492)
Other	267	—

Net Cash Provided By Operating Activities	36,553	34,434

Cash Flows From Investing Activities:
Increase in investments — restricted	(602)	(280)
Acquisition of property and equipment	(16,558)	(11,590)
Acquisition of Flamingo Laughlin, net of cash acquired	(109,897)	—
Related party receivables	832	(470)
Proceeds from sale of property and equipment	6	38

Net Cash Used in Investing Activities	(126,219)	(12,302)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(464)	—
Proceeds from notes payable	60,000	—
Payments on capital lease obligation	(233)	(222)

Net Cash Provided By (Used in) Financing Activities	59,303	(222)

Net increase (decrease) in cash and cash equivalents	(30,363)	21,910
Cash and cash equivalents — beginning of period	108,316	75,161

Cash and Cash Equivalents — end of period	$77,953	$97,071

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$8,939	$8,596

Cash paid during the period for income taxes	$8,050	$2,500

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
      On November 29, 2005 our affiliates entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, or the Flamingo Laughlin, in Laughlin, Nevada from Harrah’s Operating Company, Inc. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and completed and closed on May 19, 2006. AREP Laughlin Corporation was formed by AREH to own and operate the Flamingo Laughlin and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006.
      ACEP is a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent is American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of June 30, 2006, affiliates of Mr. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

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
Recently Issued Accounting Pronouncements
      In April 2006, the Financial Accounting Standards Board, or FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on its financial statements.
      In June 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

Note 3.	Related Party Transactions
      We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the indirect owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. AREP owns the majority of Atlantic Holdings’ shares. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended June 30, 2006 and 2005, we billed Atlantic Holdings and its affiliates approximately $121,000 and $179,000, respectively. For the six months ended June 30, 2006 and 2005, we billed Atlantic Holdings approximately $202,000 and $315,000, respectively.
      During the three and six months ended June 30, 2006 and 2005 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $55,000 and $44,000 for the three months ended June 30, 2006 and 2005, respectively, and $108,000 and $86,000 for the six months ended June 30, 2006 and 2005, respectively.
      As of June 30, 2006 and December 31, 2005, the Company was owed approximately $139,000 and $971,000, respectively, from related parties.

Note 4.	Long-term Debt
      As of June 30, 2006 and December 31, 2005, we had outstanding borrowings under our senior secured revolving credit facility of $60.0 and $0.0 million, respectively. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.76% at June 30, 2006.

Note 5.	Non-guarantor Subsidiaries
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 6.	Legal Proceedings
      We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 7.	Acquisitions
      On May 19, 2006 we acquired certain assets and liabilities of the Flamingo Laughlin. The purchase agreement required us to purchase certain working capital amounts in addition to the purchase price. This amount was $4.1 million and was agreed to by the seller. The total amount paid for the Flamingo Laughlin, including direct acquisition costs, was $109.9 million and was allocated as follows (in thousands):

Land	$13,000
Building	92,615
Equipment	2,685
Customer list	3,397
Deposits	18
Accrued vacation expense	(1,809)

$109,906

      The customer list will be amortized over a five year period.
      The working capital amounts acquired were as follows (in thousands):

Cash	$6,028
Accounts receivable	5
Other current assets	1,121
Equipment	36
Accrued liabilities	(3,065)

$4,125

      The hotel and casino assets include approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property, featuring the largest hotel in Laughlin, with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following (unaudited) pro forma combined results of operations have been prepared as if the acquisition of the Flamingo Laughlin had occurred at January 1, 2005.

	Three Months Ended
	June 30,

	2006	2005

	(In thousands)
Net revenues	$108,102	$109,370
Net income	$7,495	$10,645

	Six Months Ended
	June 30,

	2006	2005

	(In thousands)
Net revenues	$221,862	$219,191
Net income	$19,504	$22,689
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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
Overview
      We own and operate four gaming and entertainment properties in Clark County Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada, or the Flamingo Laughlin, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Flamingo Laughlin has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Flamingo Laughlin, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.
      On May 19, 2006, we acquired certain assets and liabilities of the Flamingo Laughlin. The purchase price was $109.0 million plus the retention of cash on hand and other working capital adjustments. The total amount paid for the Flamingo Laughlin was $114.0 million, including working capital adjustments and direct acquisition costs.
      We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at June 30, 2006:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,343	49
Arizona Charlie’s Decatur	52,000	258	1,486	15
Arizona Charlie’s Boulder	47,000	303	1,027	14
Flamingo Laughlin	57,000	1,907	1,324	44
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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months
	Ended
	June 30,

	2006	2005	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$51.6	$43.8	17.8%
Hotel	18.6	15.7	18.5%
Food and beverage	20.3	17.9	13.4%
Tower, retail and other	9.4	9.2	2.2%

Gross revenues	99.9	86.6	15.4%
Less promotional allowances	6.8	5.1	33.3%

Net revenues	93.1	81.5	14.2%

Costs and expenses:
Casino	19.0	15.4	23.4%
Hotel	7.9	6.8	16.2%
Food and beverage	14.9	13.0	14.6%
Other operating expenses	4.3	4.1	4.9%
Selling, general and administrative	24.8	19.0	30.5%
Pre-opening costs	0.9	—
Depreciation and amortization	6.9	5.7	21.1%

Total costs and expenses	78.7	64.0	23.0%

Income from operations	$14.4	$17.5	(17.7)%

      As disclosed in Note 7 to our consolidated financial statements, we acquired the Flamingo Laughlin on May 19, 2006. Net revenues and operating loss for Flamingo Laughlin in the three months ended June 30, 2006, were $11.3 million and $0.5 million, respectively. These amounts are included in the table above. The results of operations discussed below refers to our gaming properties excluding the results of Flamingo Laughlin.

Gross Revenues
      Gross revenues increased 0.7% to $87.2 million for the three months ended June 30, 2006 from $86.6 million for the three months ended June 30, 2005. This increase was primarily due to an increase in business volume as discussed below.

Casino Revenues
      Casino revenues increased 0.5% to $44.0 million, or 50.5% of gross revenues, for the three months ended June 30, 2006 from $43.8 million, or 50.6% of gross revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in slot and table games hold percentage offset by reduced coin-in and anticipated disruptions at Arizona Charlie’s Boulder resulting from our renovations to expand the casino floor. The renovations were completed in June 2006. For the three months ended June 30, 2006, slot machine revenues were $35.9 million, or 81.6% of casino revenues, and table game revenues were $6.2 million, or 14.1% of casino revenues, compared to $36.5 million and $5.7 million, respectively, for the three months ended June 30, 2005. Other casino revenues were $1.9 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively.

Non-Casino Revenues
      Hotel revenues increased 4.5% to $16.4 million, or 18.8% of gross revenues, for the three months ended June 30, 2006 from $15.7 million, or 18.1% of gross revenues, for the three months ended June 30, 2005. This increase was primarily due to a 2.8% increase in hotel occupancy rate.
      Food and beverage revenues increased 0.6% to $18.0 million, or 20.6% of gross revenues, for the three months ended June 30, 2006, from $17.9 million, or 20.7% of gross revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in average check partially offset by reduced covers.
      Tower, retail and other revenues decreased 4.3% to $8.8 million, or 10.1% of gross revenues, for the three months ended June 30, 2006, compared to $9.2 million, or 10.6% of gross revenues, for the three months ended June 30, 2005. This decrease was primarily due to a reduction in tower revenues.

Promotional Allowances
      Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.3% for the three months ended June 30, 2006 from 11.6% for the three months ended June 30, 2005. This increase was primarily due to increased marketing promotions primarily at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

Operating Expenses
      Casino operating expenses increased 3.9% to $16.0 million, or 36.4% of casino revenues, for the three months ended June 30, 2006, from $15.4 million, or 35.2% of casino revenues, for the three months ended June 30, 2005. This increase was primarily due to increases in participation costs and labor costs.
      Hotel operating expenses increased 2.9% to $7.0 million, or 42.7% of hotel revenues, for the three months ended June 30, 2006, from $6.8 million, or 43.3% of hotel revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in labor costs as a result of the increase in occupancy rate.
      Food and beverage operating expenses increased 0.8% to $13.1 million, or 72.8% of food and beverage revenues, for the three months ended June 30, 2006, from $13.0 million, or 72.6% of food and beverage revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in labor costs and food costs as a result of increased volume.
      Other operating expenses decreased 7.3% to $3.8 million, or 43.2% of tower, retail and other revenues, for the three months ended June 30, 2006, from $4.1 million, or 44.6% of tower, retail and other revenues, for the three months ended June 30, 2005. This decrease was primarily due to a reduction in entertainment marketing expenses.
      Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 10.5% to $21.0 million, or 24.1% of gross revenues, for the three months ended June 30, 2006, from $19.0 million, or 21.9% of gross revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in payroll and marketing expenses.

Interest Expense
      Interest expense for the three months ended June 30, 2006 and 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004. The increase of $0.6 million was primarily due to the borrowings on our senior secured revolving credit facility due to the acquisition of the Flamingo Laughlin.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months
	Ended
	June 30,

	2006	2005	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$99.6	$91.5	8.9%
Hotel	36.1	31.5	14.6%
Food and beverage	38.4	35.0	9.7%
Tower, retail and other	17.6	17.4	1.1%

Gross revenues	191.7	175.4	9.3%
Less promotional allowances	12.6	11.1	13.5%

Net revenues	179.1	164.3	9.0%

Costs and expenses:
Casino	35.5	31.3	13.4%
Hotel	14.8	12.9	14.7%
Food and beverage	28.1	25.3	11.1%
Other operating expenses	8.0	7.7	3.9%
Selling, general and administrative	45.6	38.6	18.1%
Pre-opening costs	1.4	—
Depreciation and amortization	12.9	11.2	15.2%

Total costs and expenses	146.3	127.0	15.2%

Income from operations	$32.8	$37.3	(12.1)%

      As disclosed in Note 7 to our consolidated financial statements, we acquired the Flamingo Laughlin on May 19, 2006. Net revenues and operating loss for Flamingo Laughlin in the six months ended June 30, 2006, were $11.3 million and $1.0 million, respectively. These amounts are included in the table above. The results of operations discussed below refers to our gaming properties excluding the results of Flamingo Laughlin.

Gross Revenues
      Gross revenues increased 2.1% to $179.0 million for the six months ended June 30, 2006 from $175.4 million for the six months ended June 30, 2005. This increase was primarily due to an increase in business volume as discussed below.

Casino Revenues
      Casino revenues increased 0.5% to $92.0 million, or 51.4% of gross revenues, for the six months ended June 30, 2006 from $91.5 million, or 52.2% of gross revenues, for the six months ended June 30, 2005. This increase was primarily due to an increase in table drop and slot hold percentage, which was offset by a decrease in slot coin-in and anticipated disruptions at Arizona Charlie’s Boulder resulting from our renovations to expand the casino floor. The renovations were completed in June 2006. For the six months ended June 30, 2006, slot machine revenues were $74.1 million, or 80.5% of casino revenues, and table game revenues were $13.4 million, or 14.6% of casino revenues, compared to $74.1 million and $12.6 million, respectively, for the six months ended June 30, 2005. Other casino revenues were $4.5 million and $4.8 million for the six months ended June 30, 2006 and 2005, respectively.

Non-Casino Revenues
      Hotel revenues increased 7.6% to $33.9 million, or 18.9% of gross revenues, for the six months ended June 30, 2006 from $31.5 million, or 18.0% of gross revenues, for the six months ended June 30, 2005. This increase was primarily due to a 6.3% increase in hotel occupancy rate.
      Food and beverage revenues increased 3.1% to $36.1 million, or 20.2% of gross revenues, for the six months ended June 30, 2006, from $35.0 million, or 20.0% of gross revenues, for the six months ended June 30, 2005. This increase was due to an increase in both number of covers and revenue per cover.
      Tower, retail and other revenues decreased 2.3% to $17.0 million, or 9.5% of gross revenues, for the six months ended June 30, 2006, compared to $17.4 million, or 9.9% of gross revenues, for the six months ended June 30, 2005. This decrease was primarily due to a reduction in tower revenues.

Promotional Allowances
      Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.2% for the six months ended June 30, 2006 from 12.1% for the six months ended June 30, 2005. This increase was primarily due to increased marketing promotions primarily at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

Operating Expenses
      Casino operating expenses increased 3.8% to $32.5 million, or 35.3% of casino revenues, for the six months ended June 30, 2006, from $31.3 million, or 34.2% of casino revenues, for the six months ended June 30, 2005. This increase was primarily due to increases in participation costs and labor costs.
      Hotel operating expenses increased 7.8% to $13.9 million, or 41.0% of hotel revenues, for the six months ended June 30, 2006, from $12.9 million, or 41.0% of hotel revenues, for the six months ended June 30, 2005. This increase was primarily due to an increase in labor costs as a result of the increase in occupancy rate, and outsourcing laundry at Arizona Charlie’s Decatur and Boulder.
      Food and beverage operating expenses increased 4.0% to $26.3 million, or 72.9% of food and beverage revenues, for the six months ended June 30, 2006, from $25.3 million, or 72.3% of food and beverage revenues, for the six months ended June 30, 2005. This increase was primarily due to an increase in labor and food costs as a result of increased volume.
      Other operating expenses decreased 2.6% to $7.5 million, or 44.1% of tower, retail and other revenues, for the six months ended June 30, 2006, from $7.7 million, or 44.3% of tower, retail and other revenues, for the six months ended June 30, 2005. This decrease is primarily due to a reduction in entertainment marketing expenses.
      Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 8.3% to $41.8 million, or 23.4% of gross revenues, for the six months ended June 30, 2006, from $38.6 million, or 22.0% of gross revenues, for the six months ended June 30, 2005. This increase was primarily due to an increase in payroll and marketing expenses.

Interest Expense
      Interest expense for the six months ended June 30, 2006 and 2005 was primarily attributable to interest expense associated with the $215.0 million principal amount of 7.85% senior secured notes due 2012, which were issued on January 29, 2004. The increase of $0.7 million was primarily due to the borrowings on our senior secured revolving credit facility due to the acquisition of the Flamingo Laughlin.

Financial Condition
Liquidity and Capital Resources
      Our primary source of cash is from the operation of our properties. At June 30, 2006, we had cash and cash equivalents of $78.0 million. For the six months ended June 30, 2006, net cash provided by operating activities totaled approximately $36.6 million compared to approximately $34.4 million for the six months ended June 30, 2005. The change in cash provided by operating activities was attributable to the change in net income explained above. In addition to cash from operations, cash has been available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility in order to fund our acquisition of the Flamingo Laughlin. At June 30, 2006, we had outstanding borrowings under the senior secured revolving credit facility of $60.0 million and we could not borrow any additional amounts.
      Our primary use of cash was for the acquisition of Laughlin as described below, operating expenses, capital spending and to pay interest on our 7.85% senior secured notes, which mature in 2012, with interest payments due February 1 and August 1 of each year, and borrowings under our senior secured revolving credit facility. Our capital spending was approximately $16.6 million and $11.6 million for the six months ended June 30, 2006 and 2005, respectively. We have estimated our 2006 capital spending, including amounts expended to date, at our existing Las Vegas facilities at approximately $25.8 million. These capital expenditures will include approximately $7.5 million to construct a night club, construct a new bar in the casino and expand our high limit casino area at the Stratosphere, and approximately $8.1 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The expansion of Arizona Charlie’s Boulder was completed on June 30, 2006. The remainder of our capital spending estimate for 2006 will be for upgrades or maintenance to our existing Las Vegas assets.
      We funded the Flamingo Laughlin acquisition with existing cash and borrowing under our senior secured revolving credit facility and intend to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Flamingo Laughlin, was $109.9 million plus cash on hand and other working capital adjustments which totaled $4.1 million. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008, and have expended approximately $4.3 million through June 30, 2006.
      We believe operating cash flows will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
      Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2006, such ratio was 4.8 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
      Additionally as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. At June 30, 2006, this ratio was 0.72 to 1.0. At June 30, 2006, there were $60.0 million of borrowings outstanding under the facility.
Contractual Commitments
      As discussed above, our long-term debt increased to $275.0 million as of June 30, 2006, as compared to $215.0 million as of December 31, 2005. As of June 30, 2006, there were no other material changes in our contractual obligations table or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
Recently Issued Accounting Pronouncements
      In April 2006, the Financial Accounting Standards Board, or FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on its financial statements.
      In June 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.
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
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $60.0 million under the senior secured revolving credit facility for working capital purposes. At June 30, 2006, there were $60.0 million of borrowings outstanding under the facility.
      The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $216.1 million as of June 30, 2006.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      In addition to the risk factor set forth below, the discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
      We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Flamingo Laughlin, and we may have difficulties combining the operations of the Flamingo Laughlin with our existing operations.
      On May 19, 2006, our wholly-owned subsidiary, AREP Laughlin, acquired the Flamingo Laughlin from affiliates of Harrah’s. The transaction was completed pursuant to an asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, a wholly-owned subsidiary of AREP, Harrah’s and certain affiliated entities. Under the agreement, AREP Laughlin acquired the Flamingo Laughlin, and AREP Boardwalk Properties LLC, as assignee of AREP Boardwalk LLC, acquired 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, for an aggregate purchase price of approximately $170.0 million, subject to adjustment. The portion of the purchase price attributable to the Flamingo Laughlin is approximately $109.0 million.
      In addition, we currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Flamingo Laughlin. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not be able to combine successfully the operations of the Flamingo Laughlin with our existing operations. There are a large number of systems that must be integrated including management information, purchasing, accounting and finance, sales, billing and payroll and benefits. The integration of the Flamingo Laughlin into our existing operations also will require significant attention from management, possibly reducing its ability to focus on other operations or projects. Any delays or increased costs of combining could adversely affect us and disrupt our operations.
      The anticipated benefits from the acquisition of the Flamingo Laughlin are based on projections and assumptions, including, related to our program to upgrade and refurbish the facilities, as well as recent results. As a result, we cannot be certain that we will realize the anticipated benefits.

Item 6.	Exhibits
      The list of exhibits required by item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

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

Denise Barton
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: August 9, 2006

Exhibits Index

Exhibit
No.	Description

10.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among American Casino & Entertainment Properties LLC, as the Borrower, Certain Subsidiaries of the Borrower from time to time party thereto, as Guarantors, the Several Lenders from time to time parties thereto, Wells Fargo Bank N.A., as Syndication Agent, CIT Lending Services Corporation, U.S. Bank, NA and Comerica West Incorporated, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc., as Administrative Agent, and Bear Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.2	Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto with Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.3	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.4	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.5	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.6	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.6 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.7	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.7 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.8	Asset Purchase Agreement, dated as of November 28, 2005 by and among Harrah’s Operating Company, Inc., Flamingo-Laughlin, Inc., Boardwalk Regency Corporation, Martial Development Corporation, AREP Boardwalk LLC and AREP Laughlin Corporation. (incorporated by reference to Exhibit 10.1 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 25, 2006).

Exhibit
No.	Description

10.9	Supplemental Indenture, dated as of May 19, 2006, made by AREP Laughlin Corporation, American Casino & Entertainment Properties LLC, as Issuer, American Casino & Entertainment Properties Finance Corp., as co-issuer, the other Guarantors thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to American Casino & Entertainment Properties LLC’s Form 8-K (SEC File No. 333-118149), filed on May 25, 2006).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.