Form 10-Q
period 2006-09-30
American Casino & Entertainment Properties LLC
filed 2006-11-09
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-118149

American Casino & Entertainment Properties LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0573058 (I.R.S. Employer Identification No.)s

2000 Las Vegas Boulevard South Las Vegas, NV (Address of principal executive offices)	89104 (Zip Code)

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

PART I.  FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$56,009	$108,316
Cash and cash equivalents — restricted	268	504
Investments — restricted	3,408	2,828
Accounts receivable, net	5,624	4,167
Related party receivables	216	971
Deferred income taxes	2,305	2,305
Other current assets	13,986	12,092

Total Current Assets	81,816	131,183

Property and equipment, net	435,876	319,505

Deferred financing costs, net	6,024	6,397
Deferred income taxes	36,540	37,172
Customer list, net	3,151	—

Total Other Assets	45,715	43,569

Total Assets	$563,407	$494,257

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$6,109	$4,352
Accrued expenses	24,102	22,582
Accrued payroll and related expenses	13,413	11,042
Current portion of capital lease obligation	490	473

Total Current Liabilities	44,114	38,449

Long-Term Liabilities:
Long-term debt, less current portion	260,000	215,000
Capital lease obligations, less current portion	2,454	2,825
Other	5,831	5,885

Total Long-Term Liabilities	268,285	223,710

Total Liabilities	312,399	262,159

Commitments and Contingencies
Member’s Equity:
Member’s equity	251,008	232,098

Total Member’s Equity	251,008	232,098

Total Liabilities and Member’s Equity	$563,407	$494,257

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenues:
Casino	$56,466	$45,195
Hotel	19,698	14,976
Food and beverage	22,166	17,524
Tower, retail and other	9,689	9,360

Gross Revenues	108,019	87,055
Less promotional allowances	8,287	5,274

Net Revenues	99,732	81,781

Costs and Expenses:
Casino	21,738	15,856
Hotel	9,591	7,183
Food and beverage	16,211	13,489
Other operating expenses	4,663	3,913
Selling, general and administrative	30,232	21,268
Depreciation and amortization	7,692	6,021
Pre-opening costs	455	—
Loss (gain) on sale of assets	246	(3)

Total Costs and Expenses	90,828	67,727

Income From Operations	8,904	14,054

Other Income (Expense):
Interest income	400	469
Interest expense	(5,536)	(4,559)

Total Other Expense, net	(5,136)	(4,090)

Income Before Income Taxes	3,768	9,964
Provision for income taxes	862	3,438

Net Income	$2,906	$6,526

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenues:
Casino	$156,074	$136,715
Hotel	55,759	46,481
Food and beverage	60,514	52,492
Tower, retail and other	27,308	26,785

Gross Revenues	299,655	262,473
Less promotional allowances	20,854	16,345

Net Revenues	278,801	246,128

Costs and Expenses:
Casino	57,261	47,156
Hotel	24,342	20,050
Food and beverage	44,276	38,823
Other operating expenses	12,676	11,625
Selling, general and administrative	75,838	59,953
Depreciation and amortization	20,550	17,194
Pre-opening costs	1,904	—
Loss (gain) on sale of assets	246	(24)

Total Costs and Expenses	237,093	194,777

Income From Operations	41,708	51,351

Other Income (Expense):
Interest income	1,967	992
Interest expense	(15,382)	(13,659)

Total Other Expense, net	(13,415)	(12,667)

Income Before Income Taxes	28,293	38,684
Provision for income taxes	9,383	13,386

Net Income	$18,910	$25,298

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$18,910	$25,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,550	17,194
Loss (gain) on sale or disposal of assets	246	(24)
Provision for deferred income taxes	632	8,174
Changes in operating assets and liabilities:
Restricted cash	236	(54)
Accounts receivable, net	442	(226)
Other assets	63	1,303
Accounts payable and accrued expenses	809	(6,331)
Other	(54)	—

Net Cash Provided By Operating Activities	41,834	45,334

Cash Flows From Investing Activities:
Increase in investments — restricted	(580)	(282)
Acquisition of property and equipment	(28,681)	(20,993)
Acquisition of Flamingo Laughlin, net of cash acquired	(109,906)	—
(Increase) decrease in related party receivables	755	(723)
Proceeds from sale of property and equipment	105	42

Net Cash Used in Investing Activities	(138,307)	(21,956)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(480)	—
Proceeds from line of credit	60,000	—
Payments on line of credit	(15,000)	—
Payments on capital lease obligation	(354)	(335)

Net Cash Provided By (Used in) Financing Activities	44,166	(335)

Net increase (decrease) in cash and cash equivalents	(52,307)	23,043
Cash and cash equivalents — beginning of period	108,316	75,161

Cash and Cash Equivalents — end of period	$56,009	$98,204

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$18,433	$17,113

Cash paid during the period for income taxes	$11,650	$4,000

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 1.	The Company

American Casino & Entertainment Properties LLC, or ACEP or the Company, was formed in Delaware on December 29, 2003. We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership, or AREH. Prior to our acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, these properties were owned by Carl C. Icahn and one of his affiliated entities. Our senior management team has been responsible for the management of all three properties since 2002.

On November 29, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.

We are a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent is American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of September 30, 2006, affiliates of Mr. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

Note 3.	Related Party Transactions

We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the indirect owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. AREP owns the majority of Atlantic Holdings’ shares. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended September 30, 2006 and 2005, we billed Atlantic Holdings and its affiliates approximately $107,000 and $189,000, respectively. For the nine months ended September 30, 2006 and 2005, we billed Atlantic Holdings approximately $310,000 and $504,000, respectively. On September 3, 2006, Atlantic Holdings entered into an agreement to sell to Pinnacle Entertainment, Inc. the outstanding membership interests of ACE Gaming LLC, Atlantic Holdings’ wholly owned subsidiary that owns The Sands.

During the three and nine months ended September 30, 2006 and 2005, we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $51,000 and $54,000 for the three months ended September 30, 2006 and 2005, respectively, and $159,000 and $140,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and December 31, 2005, the Company was owed approximately $216,000 and $971,000, respectively, from related parties.

Note 4.	Long-term Debt

As of September 30, 2006 and December 31, 2005, we had outstanding borrowings under our senior secured revolving credit facility of $45.0 million and $0.0 million, respectively. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.83% at September 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 5.	Non-guarantor Subsidiaries

Our 7.85% senior secured notes due 2012 are guaranteed by our operating subsidiaries. In accordance with the positions established by the SEC, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, member’s/stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries are less than 3% of the Company’s consolidated amounts.

Note 6.	Legal Proceedings

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 7.	Acquisitions

As described in Note 1, we acquired certain assets and liabilities of the Aquarius pursuant to the purchase agreement. The total amount paid for the Aquarius, including direct acquisition costs and working capital amounts was $114.0 million and was allocated as follows (in thousands):

Land	$13,000
Building	92,615
Equipment	2,685
Customer list	3,406
Deposits	18
Accrued vacation expense	(1,809)

Total Purchase Price	109,915

Cash	6,028
Accounts receivable	5
Other current assets	1,121
Equipment	36
Accrued liabilities	(3,065)

Total Working Capital	4,125

Total Amount Paid	$114,040

The customer list will be amortized over a five year period.

The following (unaudited) pro forma combined results of operations have been prepared as if the acquisition of the Aquarius had occurred at January 1, 2005.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Net revenues	$99,732	$109,485
Net income	$2,906	$7,965

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Net revenues	$322,682	$330,429
Net income	$22,395	$30,571

Flamingo Laughlin, Inc. was a division of Caesars Entertainment, Inc., whose ultimate parent became Harrah’s. The historical financial statements For Aquarius included in the pro forma information have been prepared from the separate records maintained by the property and may not be indicative of the conditions that would have existed if the property had been operated as an unaffiliated business. The pro forma information is presented for informational purposes only and is not intended to be a projection of future results.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, formerly known as the Flamingo Laughlin Hotel and Casino, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

On November 29, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, American Real Estate Holdings Limited Partnership, or AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.

We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at September 30, 2006:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,221	49
Arizona Charlie’s Decatur	52,000	258	1,368	15
Arizona Charlie’s Boulder	47,000	303	1,063	15
Aquarius	57,000	1,907	1,021	42

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot coin-in, which are the total amounts wagered by patron and are volume measurements. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended
	September 30,
	Including
	Aquarius	Excluding Aquarius
	2006	2006	2005	% Change
	(In millions)
Income Statement Data:
Revenues:
Casino	$56.5	$42.2	$45.2	(6.6)%
Hotel	19.7	15.4	15.0	2.7%
Food and beverage	22.1	17.9	17.5	2.3%
Tower, retail and other	9.7	8.8	9.4	(6.4)%

Gross revenues	108.0	84.3	87.1	(3.2)%
Less promotional allowances	8.3	5.6	5.3	5.7%

Net revenues	99.7	78.7	81.8	(3.8)%

Costs and expenses:
Casino	21.7	16.1	15.9	1.3%
Hotel	9.6	7.2	7.2	0.0%
Food and beverage	16.2	13.0	13.5	(3.7)%
Other operating expenses	4.7	3.9	3.9	0.0%
Selling, general and administrative	30.4	22.1	21.2	4.2%
Pre-opening costs	0.5	—	—	—
Depreciation and amortization	7.7	6.3	6.0	5.0%

Total costs and expenses	90.8	68.6	67.7	1.3%

Income from operations	$8.9	$10.1	$14.1	(28.4)%

As disclosed in Note 7 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and operating loss for Aquarius in the three months ended September 30, 2006, were $21.0 million and $1.2 million, respectively. Net revenues and operating income for the Aquarius have decreased from the prior year period, when it was operated as a division of Caesars Entertainment, primarily due to disruptions to the gaming floor related to the construction and upgrading of its casino floor, the addition of new slot machines and the implementation of new marketing programs intended to change customer mix. The following discussion of the results of operations at our gaming properties excludes the results of Aquarius.

Gross Revenues

Gross revenues decreased 3.2% to $84.3 million for the three months ended September 30, 2006 from $87.1 million for the three months ended September 30, 2005. This decrease was primarily due to a decrease in casino revenues as discussed below.

Casino Revenues

Casino revenues decreased 6.6% to $42.2 million, or 50.1% of gross revenues, for the three months ended September 30, 2006 from $45.2 million, or 51.9% of gross revenues, for the three months ended September 30, 2005. This decrease was primarily due to a decrease in slot revenue due to decreased coin in, caused by increases in the price of gas, which adversely affects automobile traffic to Las Vegas, construction disruption at the Stratosphere, and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. For the three months ended September 30, 2006, slot machine revenues were $35.1 million, or 83.2% of casino revenues, and table game revenues were $5.8 million, or 13.7% of casino revenues, compared to $37.2 million and $6.1 million, respectively, for the three months ended September 30, 2005. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $1.3 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively.

Non-Casino Revenues

Hotel revenues increased 2.7% to $15.4 million, or 18.3% of gross revenues, for the three months ended September 30, 2006 from $15.0 million, or 17.2% of gross revenues, for the three months ended September 30, 2005. This increase was primarily due to a 2.0% increase in hotel occupancy rate and a 1.0% increase in average room rate.

Food and beverage revenues increased 2.3% to $17.9 million, or 21.2% of gross revenues, for the three months ended September 30, 2006, from $17.5 million, or 20.1% of gross revenues, for the three months ended September 30, 2005. This increase was primarily due to an increase in the average check amount partially offset by a decrease in the number of covers.

Tower, retail and other revenues decreased 6.4% to $8.8 million, or 10.4% of gross revenues, for the three months ended September 30, 2006, compared to $9.4 million, or 10.8% of gross revenues, for the three months ended September 30, 2005. This decrease was primarily due to a reduction in tower revenues because of the removal of the roller coaster.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.3% for the three months ended September 30, 2006 from 11.7% for the three months ended September 30, 2005. This increase was primarily due to increased marketing promotions, especially at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

Operating Expenses

Casino operating expenses increased 1.3% to $16.1 million, or 38.2% of casino revenues, for the three months ended September 30, 2006, from $15.9 million, or 35.2% of casino revenues, for the three months ended September 30, 2005. This increase was primarily due to higher participation expenses and labor costs.

Hotel operating expenses remained flat at $7.2 million, or 46.8% of hotel revenues, for the three months ended September 30, 2006, or 48.0% of hotel revenues, for the three months ended September 30, 2005.

Food and beverage operating expenses decreased 3.7% to $13.0 million, or 72.6% of food and beverage revenues, for the three months ended September 30, 2006, from $13.5 million, or 77.1% of food and beverage revenues, for the three months ended September 30, 2005. This decrease was primarily due to lower labor expenses and lower food costs as a result of decreased covers.

Other operating expenses were flat at $3.9 million, or 44.3% of tower, retail and other revenues, for the three months ended September 30, 2006, or 41.5% of tower, retail and other revenues, for the three months ended September 30, 2005.

Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 4.2% to $22.1 million, or 26.2% of gross revenues, for the three months ended September 30, 2006, from $21.2 million, or 24.3% of gross revenues, for the three months ended September 30, 2005. This increase was primarily due to an increase in marketing expenses and utility costs.

Interest Expense

Interest expense increased 19.6% to $5.5 million for the three months ended September 30, 2006, from $4.6 million for the three months ended September 30, 2005. The increase of $0.9 million was due to the borrowings under our senior secured revolving credit facility used to fund the acquisition of the Aquarius.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,
	Including
	Aquarius	Excluding Aquarius
	2006	2006	2005	% Change
	(In millions)
Income Statement Data:
Revenues:
Casino	$156.1	$134.2	$136.7	(1.8)%
Hotel	55.8	49.2	46.5	5.8%
Food and beverage	60.5	54.0	52.5	2.9%
Tower, retail and other	27.3	25.8	26.8	(3.7)%

Gross revenues	299.7	263.2	262.5	0.3%
Less promotional allowances	20.9	16.8	16.4	2.4%

Net revenues	278.8	246.4	246.1	0.1%

Costs and expenses:
Casino	57.3	48.7	47.2	3.2%
Hotel	24.3	21.0	20.1	4.5%
Food and beverage	44.3	39.3	38.8	1.3%
Other operating expenses	12.7	11.4	11.6	(1.7)%
Selling, general and administrative	76.0	63.9	59.9	6.7%
Pre-opening costs	1.9	—	—	—
Depreciation and amortization	20.6	18.3	17.2	6.4%

Total costs and expenses	237.1	202.6	194.8	4.0%

Income from operations	$41.7	$43.8	$51.3	(14.6)%

As disclosed in Note 7 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and operating loss for Aquarius in the nine months ended September 30, 2006, were $32.4 million and $2.1 million, respectively. Net revenues and operating income for the Aquarius have decreased from the prior year period, when it was operated as a division of Caesars Entertainment, primarily due to disruptions to the gaming floor related to the construction and upgrading of its casino floor, the addition of new slot machines and the implementation of new marketing programs intended to change customer mix. The following discussion of the results of operations at our gaming properties excludes the results of Aquarius.

Gross Revenues

Gross revenues increased 0.3% to $263.2 million for the nine months ended September 30, 2006 from $262.5 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in hotel and food and beverage revenues, partially offset by a decrease in casino revenues as discussed below.

Casino Revenues

Casino revenues decreased 1.8% to $134.2 million, or 51.0% of gross revenues, for the nine months ended September 30, 2006 from $136.7 million, or 52.1% of gross revenues, for the nine months ended September 30,

2005. This decrease was primarily due to a decrease in slot revenue due to a decrease in coin in, caused by increases in the price of gas, which adversely affects automobile traffic to Las Vegas, construction disruption at the Stratosphere and Arizona Charlie’s Boulder, and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. For the nine months ended September 30, 2006, slot machine revenues were $109.3 million, or 81.4% of casino revenues, and table game revenues were $19.2 million, or 14.3% of casino revenues, compared to $111.2 million and $18.7 million, respectively, for the nine months ended September 30, 2005. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $5.7 million and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Non-Casino Revenues

Hotel revenues increased 5.8% to $49.2 million, or 18.7% of gross revenues, for the nine months ended September 30, 2006 from $46.5 million, or 17.7% of gross revenues, for the nine months ended September 30, 2005. This increase was primarily due to a 5.3% increase in hotel occupancy rate and a 1.0% increase in average room rate.

Food and beverage revenues increased 2.9% to $54.0 million, or 20.5% of gross revenues, for the nine months ended September 30, 2006, from $52.5 million, or 20.0% of gross revenues, for the nine months ended September 30, 2005. This increase was due to an increase in the average check amount partially offset by a decrease in the number of covers.

Tower, retail and other revenues decreased 3.7% to $25.8 million, or 9.8% of gross revenues, for the nine months ended September 30, 2006, compared to $26.8 million, or 10.2% of gross revenues, for the nine months ended September 30, 2005. This decrease was primarily due to a reduction in tower revenues because of the removal of the roller coaster.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.5% for the nine months ended September 30, 2006 from 12.0% for the nine months ended September 30, 2005. This increase was primarily due to increased marketing promotions, especially at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

Operating Expenses

Casino operating expenses increased 3.2% to $48.7 million, or 36.3% of casino revenues, for the nine months ended September 30, 2006, from $47.2 million, or 34.5% of casino revenues, for the nine months ended September 30, 2005. This increase was primarily due to higher participation expenses and labor costs.

Hotel operating expenses increased 4.5% to $21.0 million, or 42.7% of hotel revenues, for the nine months ended September 30, 2006, from $20.1 million, or 43.2% of hotel revenues, for the nine months ended September 30, 2005. This increase was primarily due to higher labor costs as a result of the increase in occupancy rate.

Food and beverage operating expenses increased 1.3% to $39.3 million, or 72.8% of food and beverage revenues, for the nine months ended September 30, 2006, from $38.8 million, or 73.9% of food and beverage revenues, for the nine months ended September 30, 2005. This increase was primarily due to an increase in labor costs.

Other operating expenses decreased 1.7% to $11.4 million, or 44.2% of tower, retail and other revenues, for the nine months ended September 30, 2006, from $11.6 million, or 43.3% of tower, retail and other revenues, for the nine months ended September 30, 2005. This decrease is primarily due to a reduction in entertainment marketing expenses.

Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 6.7% to $63.9 million, or 24.3% of gross revenues, for the nine months ended September 30, 2006, from $59.9 million, or 22.8% of gross revenues, for the nine months ended September 30, 2005. This increase was primarily due to an increase in payroll and marketing expenses.

Interest Expense

Interest expense increased 12.4% to $15.4 million for the three months ended September 30, 2006, from $13.7 million for the three months ended September 30, 2005. The increase of $1.7 million was due to the borrowings under our senior secured revolving credit facility used to fund the acquisition of the Aquarius.

Financial Condition

Liquidity and Capital Resources

Our primary source of cash is from the operation of our properties. At September 30, 2006, we had cash and cash equivalents of $56.0 million. For the nine months ended September 30, 2006, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $41.8 million compared to approximately $45.3 million for the nine months ended September 30, 2005. The change in cash provided by operating activities was attributable to the decrease in net income from $25.3 million for the nine months ended September 30, 2005 to $18.9 million for the nine months ended September 30, 2006, reflecting factors discussed above, and operating losses incurred by the Aquarius following its acquisition in May 2006. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. At September 30, 2006, we had outstanding borrowings under the senior secured revolving credit facility of $45.0 million and availability of $15.0 million.

Our primary use of cash during the nine months ended September 30, 2006 was for the acquisition of Aquarius as described below, operating expenses, capital spending, to pay interest on our 7.85% senior secured notes due 2012 and to repay borrowings and interest under our senior secured revolving credit facility. Our capital spending was approximately $28.7 million, and $21.0 million for the nine months ended September 30, 2006 and 2005, respectively. For 2006, capital spending to date includes $12.1 million for improvements to the Aquarius. We have estimated our 2006 capital spending, at our existing Las Vegas facilities at approximately $25.8 million. These capital expenditures include approximately $7.5 million to construct a night club, construct a new bar in the casino and expand our high limit casino area at the Stratosphere, and approximately $8.1 million to expand the gaming floor, including purchasing slot machines, at Arizona Charlie’s Boulder. The expansion of Arizona Charlie’s Boulder was completed on June 30, 2006. The remainder of our capital spending estimate at our Las Vegas properties for 2006, approximately $10.2 million, will be for upgrades or maintenance.

We funded the acquisition of the Aquarius with existing cash and borrowings of $60.0 million, under our senior secured revolving credit facility. We intend to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Aquarius, was $114.0 million. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008, and have expended approximately $12.1 million through September 30, 2006. The capital improvement plan includes replacing slot machines, refurbishment of the casino, upgraded technologies, hotel renovations, signage and various other improvements.

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

Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2006, such ratio was 4.8 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.

Additionally as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of September 30, 2006, this ratio was 0.58 to 1.0. At September 30, 2006, there were $45.0 million of borrowings outstanding under the facility.

Contractual Commitments

As discussed above, our long-term debt increased to $260.0 million as of September 30, 2006, as a result of borrowings under the senior secured revolving credit facility, as compared to $215.0 million as of December 31, 2005. As of September 30, 2006, there were no other material changes in our contractual obligations table or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $60.0 million under the senior secured revolving credit facility. As of September 30, 2006, there were $45.0 million of borrowings outstanding under the facility.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $219.3 million as of September 30, 2006.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures

As of September 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Aquarius, and we may have difficulties combining the operations of the Aquarius with our existing operations.

On May 19, 2006, our wholly-owned subsidiary, AREP Laughlin, acquired the Aquarius from affiliates of Harrah’s. The transaction was completed pursuant to an asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, a wholly-owned subsidiary of AREP, Harrah’s and certain affiliated entities. Under the agreement, AREP Laughlin acquired the Aquarius, and AREP Boardwalk Properties LLC, as assignee of AREP Boardwalk LLC, acquired 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, for an aggregate purchase price of approximately $170.0 million, subject to adjustment. The portion of the purchase price attributable to the Aquarius is approximately $109.0 million.

In addition, we currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Aquarius. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not be able to combine successfully the operations of the Aquarius with our existing operations. There are a large number of systems that must be integrated including management information, purchasing, accounting and finance, sales, billing and payroll and benefits. The integration of the Aquarius into our existing operations also will require significant attention from management, possibly reducing its ability to focus on other operations or projects. Any delays or increased costs of combining could adversely affect us and disrupt our operations.

Due to the purchase agreement, the seller of the Aquarius was able to retain a portion of the Aquarius’ player database. Therefore, they have a competitive advantage in regards to their ability to attract some of our top players to their casino in Laughlin, Nevada.

Net revenues and operating income for the Aquarius have decreased from the three and nine months ended September 30, 2005, when it was operated as a division of Caesars Entertainment, primarily due to disruptions to the gaming floor related to construction and upgrading our casino floor with new slot machines and the implementation of new marketing programs intended to change customer mix. We expect that the current construction program will be substantially completed this year. However, the decrease in Aquarius results have adversely affected our results for the three and nine months ended September 30, 2006 and likely will have an adverse effect on results through the end of the year.

The anticipated benefits from the acquisition of the Aquarius are based on projections and assumptions, including, anticipated benefits from our programs to upgrade and refurbish the facilities, the first phase of which, the upgrade of the casino floor with new slot machines, is expected to be completed this year. As a result, we cannot be certain that we will realize the anticipated benefits.

Our operating results for the nine months ended September 30, 2006 have been adversely affected by a number of factors that have affected and may continue to affect results in 2006.

For the nine months ended September 30, 2006, our net income decreased. We attribute this decrease to a number of factors, including, but not limited to, increased gas prices, which affect traffic to Las Vegas and Laughlin, construction disruption at the Stratosphere and Arizona Charlie’s Boulder and Aquarius, and the

entrance of a new competitor in the market served by Arizona Charlie’s Decatur. These factors have affected and may continue to affect our operating results in 2006.

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

Date: November 9, 2006

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