Form 10-K
period 2006-12-31
American Casino & Entertainment Properties LLC
filed 2007-03-06
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS
General
American Casino & Entertainment Properties LLC owns and operates four gaming and entertainment properties in southern Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s branded properties are well-recognized casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of entertainment attractions found nowhere else in Las Vegas. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customer traffic to our properties.
We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius. We conduct our operations through direct and indirect wholly-owned subsidiaries. These subsidiaries are American Casino & Entertainment Properties Finance Corp., Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation, Stratosphere Advertising Agency and Stratosphere Leasing, LLC; and Charlie’s Holding LLC and its wholly-owned subsidiaries, Arizona Charlie’s, LLC, Fresca, LLC, and AREP Laughlin Corporation. Unless the context indicates otherwise, all references to “American Casino & Entertainment Properties LLC,” “ACEP,” the “Company,” “we,” “our,” “ours” and “us” refer to American Casino & Entertainment Properties LLC and include our subsidiaries.
ACEP is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2006, affiliates of Carl C. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for AREP’s operating subsidiaries and investments. The general partner of AREH is API.
Stratosphere had been previously owned by AREH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Mr. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three Las Vegas properties since 2002. We purchased the Aquarius on May 19, 2006, from Harrah’s Operating Company, Inc.
We were formed in Delaware on December 29, 2003. Our executive offices are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104 and our telephone number is (702) 380-7777.
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, American Real Estate Holdings Limited Partnership, or AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts.
Our parent, AREP, has stated that, in furtherance of its strategy to maximize value for its unitholders and in light of favorable market conditions, it is currently evaluating alternatives for recapitalizing, refinancing our existing debt or selling us.
Our Business Strategy and Competitive Strengths
We intend to grow the revenues and profitability of our business through the continued execution of a number of key operating strategies:
Value-Oriented Experience
We target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Similarly, at the Stratosphere, we offer attractive table games, including Single Zero Roulette and Ten Times Odds Craps, which provide patrons with odds that we believe are better than the standard odds for these games at other Las Vegas Strip casinos.
We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. We believe that our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, our A.C.E. Rewards Club program enables customers to receive and redeem rewards further encouraging frequent visits by our customers.
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
Stratosphere as a Destination Property for Visitors to Las Vegas
We believe the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. The Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including an award-winning, revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the three highest amusement rides in the world: the Big Shot, the X Scream and Insanity. The Stratosphere Tower also has a cocktail lounge, a wedding chapel and event space.
We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to approximately 1.4 million visits to the Stratosphere Tower in the twelve months ended December 31, 2006. We believe our attractions, as well as the introduction of additional entertainment-driven amenities will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.
Repositioned Properties to Better Target Market
Our management team has repositioned each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program. In addition, we have converted 100% of the slot machines at all of our properties to ticket-in/ticket-out technology. We believe this format yields meaningful operating efficiencies for us and increases the rate of customer play, since patrons are able to enjoy a gaming experience uninterrupted by the machine servicing requirements typically necessary for coin-operated slot machines.
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
          Casino
The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,300 slot machines, 49 table games, a six table poker room, and a race and sports book. The Stratosphere has converted 100.0% of its video poker and slot machines to ticket-in/ticket-out technology.
For the years ended December 31, 2006, 2005 and 2004, approximately 68.2%, 70.7% and 70.6%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 27.3%, 25.9% and 27.4%, respectively, by table games. The Stratosphere derives its other gaming revenue from the poker room and race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square-foot resort pool and recreation area located on the eighth floor, which includes a café, cocktail bar, private cabanas and a fitness center, Beach Club 25, located on the 25th floor, provides a secluded adult pool. We refurbished approximately 1,700 of our guest rooms in the three years ended December 31, 2006.
The Stratosphere offers six themed restaurants and six lounges, two of which feature live entertainment. The C-Bar, our most recent addition to the Stratosphere’s lounges, opened in November of 2006 and is centrally located within the casino. Our premier restaurant is Top of the World Restaurant, a 336-seat revolving restaurant located on the 106th floor of the tower. Located 833 feet over the Las Vegas Strip, the Top of the World has been awarded “Best All-Around Restaurant” and “Best Romantic Restaurant” by America Online’s “City’s Best 2006”. In addition, it has been awarded the “2006 Visitors Choice Awards” for “Favorite Gourmet Restaurant” and “Favorite Restaurant Overall” and has been granted the “Award of Excellence” from Wine Spectator Magazine for 10 straight years.
          The Tower
The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.
The Tower Pod features the three highest thrill rides in the world:
•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower Pod, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;

•	X Scream, which opened in October 2003, is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip; and

•	Insanity, which opened in March 2005, holds ten passengers in “escape proof” seats in an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three “G’s.” As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below.
The Tower Pod also includes:
•	event space and wedding chapels, at levels 103 and 104;

•	Romance at Top of the World, a 156-seat lounge, at level 107; and

•	indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop, Starbucks®, snack bar, free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.

Retail and Entertainment
The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. The retail center contains 51 shops, six of which are food venues, and 11 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers evening and late-night shows, which are designed to appeal to value-oriented visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute, and Bite, a vampire-themed adult review.
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
          Casino
Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,400 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a keno lounge and a poker lounge.
Approximately 57.0% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Decatur has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2006, 2005 and 2004, approximately 89.7%, 89.3% and 90.0%, respectively, of the property’s gaming revenue was generated by slot machine play and 5.3%, 4.9% and 5.1%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.
Arizona Charlie’s Decatur has four restaurants, one of which is an independently run franchised, Subway® and Roman’s Pizza®. Another independent franchise, the Outback Steakhouse®, opened in January 2007, and replaced the Yukon Grille. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.
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
          Casino
Arizona Charlie’s Boulder contains approximately 47,000 square feet of gaming space, 6,000 of which was added in June 2006, with approximately 1,100 slot machines, 16 table games, a race and sports book and a 24-hour bingo parlor. The additional gaming space features approximately 230 new slot machines, a new A.C.E. Rewards center, and a new hotel front desk.
Approximately 51.0% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Boulder is 100% converted to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2006, 2005 and 2004, approximately 89.3%, 88.1% and 89.1%, respectively, of gaming revenue was generated by slot machine play and 6.0%, 7.1% and 7.0%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which primarily serve to attract customers for slot machines and table games.
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
          Retail and Entertainment
Arizona Charlie’s Boulder complimentary entertainment is a component of its overall customer appeal. Palace Grand features live bands at no charge. Arizona Charlie’s Boulder utilizes the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.
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
Aquarius Casino Resort
On May 19, 2006, we acquired the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada from Harrah’s Operating Company, Inc. We paid $114.0 million for the Flamingo, including direct acquisition costs and working capital amounts.
We renamed the property, the Aquarius Casino Resort, or the Aquarius. The Aquarius owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008, of which approximately $24.4 million had been expended, through December 31, 2006. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines and new signage. Currently planned 2007 capital improvements to the Aquarius include renovations to our suites as well as standard rooms in our California tower.
The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southerly portion of the State of Nevada. Laughlin is located along the west side of the Colorado River which forms the boundary between the States of Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles via Interstate 40 while Phoenix, Arizona is approximately 170 miles southeast of Laughlin.
          Casino
The Aquarius contains approximately 57,000 square feet of gaming space with approximately 1,100 slot machines, 49 table games, a race and sports book, a keno lounge and a four table poker room.
Approximately 31.0% of the slot machines at Aquarius Casino Resort are video poker games. Aquarius Casino Resort emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Aquarius Casino Resort has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Many table games at the Aquarius Casino Resort are devoted to double-deck, hand-dealt blackjack play.

From the date of acquisition through December 31, 2006, approximately 80.5% of the property’s gaming revenue was generated by slot machine play and 15.5%, by table games. Aquarius Casino Resort derives its other gaming revenue from keno, poker and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
The Aquarius is the largest hotel in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 15-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; three restaurants, including the Aqua Bella, which is designed for fine dining and is utilized in the mornings for player’s club members’ breakfast, the Windows on the River Buffet and Café Aquarius, a diner which is open 24 hours. The Aquarius has one cappuccino cart and three franchised fast food restaurants, another independent franchise, the Outback Steakhouse® is under construction, which will replace the Taurus Steakhouse. The Aquarius also has four bars, one of which is an entertainment lounge, and one lounge patio.
          Retail and Entertainment
The ballroom and convention center is approximately 19,300 square feet and can accommodate 1,300 to 2,000 guests. The ballroom hosts numerous stage shows and musical reviews. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate 300 guests and is a Las Vegas style showroom. The outdoor amphitheater can accommodate 3,300 seats and is utilized approximately 16 times a year. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages. The property also includes a gift shop, one retail shop, the Jewels of Laughlin, which is leased to an outside operator and a parking garage with a capacity for 2,420 cars.
Marketing Strategy
We market our properties to both the tourist and local resident markets. The primary market for the Stratosphere is the middle-market, value conscious Las Vegas visitor. Both Arizona Charlie’s Decatur and Arizona Charlie’s Boulder cater to the local Las Vegas resident market. The Aquarius targets the middle to high-end visitor to Laughlin, Nevada.
Our strategy is to provide value to our customers through pricing, competitive gaming odds and attentive customer service. We tailor our selection of slot machines to our targeted customer’s expectation and our casinos feature many diverse video poker machines and unique table games with attractive odds.
A.C.E. Rewards is our cross property player rewards program which we utilize to attract and retain customers. This program allows players to accumulate points which can be exchanged for cash and complimentaries at any of our properties regardless of where the points were earned. We believe our rewards program is very competitive in our respective markets.
We use our database technology to support the marketing of our product offerings through direct mail, e-mail and telemarketing programs. We also use print, billboards, radio and television advertising and promotional messages posted on our marquees to promote our properties and target our customers.
In the Las Vegas tourist market, we primarily target middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded customer. The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World our gourmet restaurant located at the top of the tower, however, caters to higher-end customers. Advertising and promotional campaigns are designed to maximize hotel room occupancy, visits to the tower, attendance at our shows, and the attraction and retention of players to the property.
In the Las Vegas local market, we strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder market their hotels and casinos primarily to local residents of Las Vegas and the surrounding communities. We believe that the properties’ pricing and gaming odds make them one of the best values in the gaming industry and that their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, boutique casinos and more attentive service.

Our Las Vegas management team has repositioned each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program.
The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Aquarius targets the mid to high end customer in this market seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. The facility has been upgraded with 1,000 new slot machines, new lobby, new V.I.P. Check-In, V.I.P. Players Lounge, a refurbished Center Bar and the addition of a patio lounge providing views of the Colorado River. Currently, Outback Steakhouse® is developing a restaurant in the site of the property’s former Beef Barron Steakhouse.
Trademarks
Action Cash, Arizona Charlie’s Boulder, Arizona Charlie’s Decatur, Arizona Charlie’s, Inc., Arizona Charlie’s Hotel Casino, Big Shot, Crazy Armadillo, Frisco Market Buffet, Insanity the Ride, Lucky’s Cafe, Nobody Offers You More!, Roxy’s Diner, Stratosphere, Stratosphere Casino Hotel & Tower, Stratosphere Gaming Corporation, Stratosphere Tower, Top of the World, Ultimate Action Cash, Ultimate Rewards, X Scream, Yukon Grille, Naga and Romance at Top of the World are certain of our material trademarks, trade names and service marks. We currently have a trademark application pending before the United States Patent and Trade Office for the “Aquarius Casino Resort.” Certain other trademarks, trade names and service marks used are the property of third parties.
Seasonality
Generally, our Las Vegas gaming and entertainment properties are not affected by seasonal trends. However, our Laughlin gaming and entertainment property tends to have increased customer flow from mid-January through April.
Casino Credit
We extend credit on a discretionary basis to qualified patrons. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. Collection of our customers’ debts is pursued by appropriate means, including legal proceedings when necessary. Our casino credit is less than 2% of all table games wagering.
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
The Aquarius Casino Resort competes primarily with other Laughlin hotels and casinos located along the Colorado River.
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

Tourist Market
According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 29.6 million visitors in 1996 to 38.9 million visitors in 2006, a compound annual growth rate of 2.8%. The number of hotel and motel rooms in Las Vegas has increased by over 33%, from 99,072 at the end of 1996 to 132,605 at the end of 2006, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1996 through 2006.
Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room count have grown. Between 1996 and 2006, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 6.4%
According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show attendees in Las Vegas increased from approximately 2.9 million in 1996 to 6.3 million in 2006, representing a compound annual growth rate of 7.9%. Trade show attendees spent approximately $8.2 billion in 2006.
We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.
Local Market
Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas. The population of Clark County has grown from 1,055,435 in 1995 to 1,796,380 in 2005, a compound annual growth rate of 5.5%. In comparison, the United States population increased at a compound annual growth rate of 1.1% during this period. In 2004, median household income in Clark County was $44,821, compared with the national median income of $44,684.
The Laughlin Market
The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2006 and 2005 was $0.6 billion.
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
Our Registration Requirements
We have been found suitable by the Nevada Gaming Commission to own the equity interests of Charlie’s Holding the stock of Stratosphere Corporation and the stock of AREP Laughlin Corporation. We have also been registered by the Nevada Gaming Commission as a holding company, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. American Entertainment Properties Corp., or AEP, our direct parent, has been found suitable by the Nevada Gaming Commission to own our equity interests and to be registered by the Nevada Gaming Commission as a holding company. Charlie’s Holding has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries.
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
Employees
At December 31, 2006, we had approximately 5,340 employees, of whom approximately 2,060 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.
Available Information
We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.
Item 1A. RISK FACTORS
We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Aquarius.
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
In addition, we currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Aquarius, of which approximately $24.4 million had been expended through December 31, 2006, primarily to refurbish the casino and to replace slot machines. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company.
Under the terms of our acquisition, the seller of the Aquarius was able to retain a portion of the Aquarius’ player database. Therefore, they have a competitive advantage in regards to their ability to attract some of our top players to their casino in Laughlin, Nevada.
Operations for the Aquarius were adversely affected from the date of acquisition through December 31, 2006, primarily due to disruptions to the gaming floor related to the construction and upgrading of its casino floor, the addition of new slot machines and the implementation of new marketing programs intended to change customer mix. We expect that the current construction program will be substantially completed in 2007. However, the decrease in Aquarius results has adversely affected our results in 2006 and likely will have an adverse effect on results in the future.
The anticipated benefits from the acquisition of the Aquarius are based on certain assumptions, including, anticipated benefits from our programs to upgrade and refurbish the facilities, the first phase of which, the upgrade of the casino floor with new slot machines, was completed in 2006. As a result, we cannot be certain that we will realize the anticipated benefits.
Our operating results for the year ended December 31, 2006 have been adversely affected by a number of factors that have affected and may continue to affect results in 2007.
For the year ended December 31, 2006, our net income decreased from the year ended December 31, 2005. We attribute this decrease to a number of factors, including, but not limited to, increased gas prices, which affect traffic to Las Vegas and Laughlin, construction disruption at the Stratosphere and Arizona Charlie’s Boulder and Aquarius, and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. These factors have affected and may continue to affect our operating results in 2007.
The gaming industry is highly regulated. We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which would have a significant adverse effect on our business, financial condition and results of operations.
If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of the jurisdictions in which we have operations that, if enacted, could adversely effect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.
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
Rising operating costs for our gaming properties could have a negative impact on our profitability.
The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:
•	potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our profitability;

•	our properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	approximately 39% of our employees are members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

•	our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.
We face substantial competition in the hotel and casino industry.
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive:
•	we compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options;

•	we compete with the continued growth of gaming on Native American tribal lands;

•	the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;

•	certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and

•	our properties also compete and will in the future compete with all forms of legalized gambling.
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
Our management team may devote a portion of their time to the management of other gaming and entertainment properties owned by American Real Estate Partners, L.P., or AREP and not owned by us, which would divert their focus from our properties.
Because we are currently dependent upon four properties for all our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.
Given that our operations are currently conducted at four properties in Nevada, we are subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	natural and other disasters;

•	reduced land travel due to the increase in gas prices;

•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada; and

•	a decrease in gaming and non-gaming activities.
Our properties draw a substantial number of patrons from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations. Since all of our properties are located in Nevada, any terrorist activities or disasters in or around southern Nevada could have a significant adverse effect on our business, financial condition and results of operations.
We are an indirect subsidiary of American Real Estate Partners, L.P., which will be able to make all decisions concerning us.
We are an indirect subsidiary of AREP. Mr. Icahn currently owns 100% of American Property Investors, Inc., or API, the general partner of AREP and American Real Estate Holdings Limited Partnership, or AREH, and approximately 86.5% of AREP’s outstanding preferred units and approximately 90.0% of AREP’s outstanding depositary units. As a result, Mr. Icahn has the ability to appoint the board of directors of API, which in turn will have the power to appoint our parent’s board of directors, which will control many aspects of our operations and affairs. AREP or Mr. Icahn may pursue other business opportunities in the gaming and entertainment industry and there is no requirement that any additional business opportunities be presented to us. Furthermore, three members of our board of directors are also directors of AREP. These directors have obligations to us as well as to AREP and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. We cannot assure you that any conflicts between us and AREP will be resolved in our favor.
We may be subject to the pension liabilities of our affiliates.
Mr. Icahn currently owns 100% of API and approximately 86.5% of AREP’s outstanding preferred units and approximately 90% of AREP’s outstanding depositary units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which are under funded by a total of approximately $21.8 million on an ongoing actuarial basis and $135.2 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, under funded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
The current under funded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of AREP and its subsidiaries, including us, that would be imposed on us as a result of our or AREP’s interests in these subsidiaries and not as a result of Mr. Icahn and his affiliates more that 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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
Arizona Charlie’s Boulder
Arizona Charlie’s Boulder is located at 4575 Boulder Highway, Las Vegas, Nevada on approximately 24 acres owned by us.
Aquarius Casino Resort
Aquarius Casino Resort is located at 1900 South Casino Drive, Laughlin, Nevada on approximately 18 acres owned by us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no public market for our common equity. We are wholly-owned by AEP. The indenture governing our 7.85% senior secured notes and the terms of the $60.0 million senior secured revolving credit facility restrict our payment of dividends and distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The selected historical consolidated financial data as of December 31, 2006, 2005, 2004, 2003, and 2002, and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$220,814	$182,939	$167,972	$147,888	$143,057
Hotel	75,587	61,861	54,653	47,259	44,263
Food and beverage	83,667	70,060	66,953	59,583	56,349
Tower, retail and other	35,912	35,413	33,778	30,336	28,247

Gross revenues	415,980	350,273	323,356	285,066	271,916
Less promotional allowances	30,281	22,291	23,375	22,255	21,893

Net revenues	385,699	327,982	299,981	262,811	250,023

Cost and expenses:
Casino	80,060	63,216	61,985	61,284	59,879
Hotel	33,419	26,957	24,272	22,074	20,142
Food and beverage	60,052	51,784	48,495	44,990	43,393
Other operating expenses	16,856	15,372	14,035	14,008	14,934
Selling, general and administrative	107,073	81,321	78,720	74,985	80,019
Depreciation and amortization	28,620	23,305	23,516	20,222	20,209
Pre-opening costs	1,904	—	—	—	—
(Gain) loss on sale of assets	239	(25)	96	1,401	354

Total costs and expenses	328,223	261,930	251,119	238,964	238,930

Income from operations	57,476	66,052	48,862	23,847	11,093

Other income (expense):
Interest income	2,239	1,617	1,049	426	667
Interest expense	(21,314)	(18,846)	(18,939)	(5,389)	(5,990)

Total other expense	(19,075)	(17,229)	(17,890)	(4,963)	(5,323)

Income before income taxes	38,401	48,823	30,972	18,884	5,770

Provision (benefit) for income taxes	12,758	16,789	10,100	(1,798)	4,907

Net income	$25,643	$32,034	$20,872	$20,682	$863

OTHER FINANCIAL DATA:
Capital expenditures	$46,851	$28,219	$14,009	$33,465	$22,878

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,912	$108,316	$75,161	$77,258	$59,343
Total assets	575,826	494,257	464,341	480,738	397,835
Total debt (1)	257,825	218,298	218,748	105,243	101,655
Member’s equity	257,741	232,098	200,996	330,345	259,953

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable, including for 2003 and 2002 notes payable to related parties.

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
Transaction
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, American Real Estate Holdings Limited Partnership, or AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
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

	Years Ending December 31,
	2006	2005	2004
Total gaming revenue	$10,643,824,000	$9,716,860,000	$8,711,244,000
Number of slot machines	131,430	130,945	131,197
Number of table games	4,511	4,450	4,347
Number of visitors	38,914,889	38,566,717	37,388,781
We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

Results of Operations

	Years Ended December 31,
	Including
	Aquarius	Excluding Aquarius
					2006 to 2005	2005 to 2004
	2006	2006	2005	2004	% Change	% Change
		(in millions)
Income Statement Data:
Revenues:
Casino	$220.8	$179.6	$182.9	$168.0	-1.8%	8.9%
Hotel	75.6	65.4	61.9	54.7	5.7%	13.2%
Food and beverage	83.7	72.3	70.1	67.0	3.1%	4.6%
Tower, retail and other	35.9	33.7	35.4	33.8	-4.8%	4.7%

Gross revenues	416.0	351.0	350.3	323.5	0.2%	8.3%
Less promotional allowances	30.3	22.9	22.3	23.4	2.7%	-4.7%

Net revenues	385.7	328.1	328.0	300.1	0.0%	9.3%

Costs and expenses:
Casino	80.1	65.1	63.2	62.0	3.0%	1.9%
Hotel	33.4	27.8	27.0	24.3	3.0%	11.1%
Food and beverage	60.1	52.3	51.8	48.5	1.0%	6.8%
Other operating expenses	16.9	15.4	15.4	14.0	0.0%	10.0%
Selling, general and administrative	107.2	85.1	81.3	78.8	4.7%	3.2%
Pre-opening costs	1.9	—	—	—	0.0%	0.0%
Depreciation and amortization	28.6	24.6	23.3	23.5	5.6%	-0.9%

Total costs and expenses	328.2	270.3	262.0	251.1	3.2%	4.3%

Income from operations	$57.5	$57.8	$66.0	$49.0	-12.4%	34.7%

As disclosed in Note 1 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and loss from operations at the Aquarius from the date of acquisition through December 31, 2006, were $57.6 million and $0.3 million, respectively. Operations for the Aquarius were adversely affected, primarily due to disruptions to the gaming floor related to the construction and upgrading of its casino floor, the addition of new slot machines and the implementation of new marketing programs intended to change customer mix.
The following discussion of the results of operations at our gaming properties excludes the results of Aquarius.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Gross revenues increased 0.2% to $351.0 million for the year ended December 31, 2006 from $350.3 million for the year ended December 31, 2005. This increase was primarily due to an increase in hotel and food and beverage revenues, partially offset by a decrease in casino revenues as discussed below.
Casino Revenues
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.8% to $179.6 million, or 51.2% of gross revenues, for year ended December 31, 2006 from $182.9 million, or 52.2% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to a decline in slot revenue due to less coin in, caused by increases in the price of gas, which adversely affects automobile traffic to Las Vegas, construction disruption at the Stratosphere and Arizona Charlie’s Boulder, and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. For the year ended December 31, 2006, slot machine revenues were $145.6 million, or 81.1% of casino revenues, and table game revenues were $25.6 million, or 14.3% of casino revenues, compared to $149.2 million and $25.2 million, respectively, for the year ended December 31, 2005. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $8.4 million and $8.5 million for the years ended December 31, 2006 and 2005, respectively.

Non-Casino Revenues
Hotel revenues increased 5.7% to $65.4 million, or 18.6% of gross revenues, for the year ended December 31, 2006 from $61.9 million, or 17.7% of gross revenues, for the year ended December 31, 2005. This increase was primarily due to a 3.1% increase in hotel occupancy rate and a 2.5% increase in average room rate.
Food and beverage revenues increased 3.1% to $72.3 million, or 20.6% of gross revenues, for the year ended December 31, 2006, from $70.1 million, or 20.0% of gross revenues, for the year ended December 31, 2005. This increase was due to an increase in the average check amount partially offset by a decrease in the number of covers.
Tower, retail and other revenues decreased 4.8% to $33.7 million, or 9.6% of gross revenues, for the year ended December 31, 2006 from $35.4 million, or 10.1% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to a reduction in tower revenues caused by the removal of the roller coaster.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.8% for the year ended December 31, 2006 from 12.2% for the year ended December 31, 2005. This increase was primarily due to increased marketing promotions, especially at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
Operating Expenses
Casino operating expenses increased 3.0% to $65.1 million, or 36.2% of casino revenues, for the year ended December 31, 2006, from $63.2 million, or 34.6% of casino revenues, for the year ended December 31, 2005. This increase was primarily due to higher participation expenses and labor costs. Participation expense includes fees paid to game owners for use of their games.
Hotel operating expenses increased 3.0% to $27.8 million, or 42.5% of hotel revenues, for the year ended December 31, 2006, from $27.0 million, or 43.6% of hotel revenues, for the year ended December 31, 2005. This increase was primarily due to higher labor costs as a result of the increase in occupancy rate.
Food and beverage operating expenses increased 1.0% to $52.3 million, or 72.3% of food and beverage revenues, for the year ended December 31, 2006, from $51.8 million, or 73.9% of food and beverage revenues, for the year ended December 31, 2005. This increase was primarily due to an increase in labor costs.
Other operating expenses remained flat at $15.4 million, or 45.7% of tower, retail and other revenues, for the year ended December 31, 2006, from 43.5% of tower, retail and other revenues, for the year ended December 31, 2005.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 4.7% to $85.1 million, or 24.2% of gross revenues, for the year ended December 31, 2006, from $81.3 million, or 23.2% of gross revenues, for the year ended December 31, 2005. This increase was primarily due to an increase in marketing expenses.
Interest Expense
Interest expense increased 13.3% to $21.3 million for the year ended December 31, 2006, from $18.8 million for the year ended December 31, 2005. The increase of $2.5 million was due to the borrowings under our senior secured revolving credit facility which was used to fund the acquisition of the Aquarius.
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
Other operating expenses increased 10.0% to $15.4 million, or 43.5% of tower, retail and other revenues for the year ended December 31, 2005 from $14.0 million, or 41.4% of tower, retail and other revenues for the years ended December 31, 2004. This increase was primarily due to an increase in labor costs associated with the opening of the Insanity ride and the opening of a new gift shop.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 3.2% to $81.3 million, or 23.2% of gross revenues, for the year ended December 31, 2005 from $78.8 million, or 24.3% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in payroll expenses, credit card fees and information technology maintenance contracts.
Interest Expense
Interest expense decreased to $18.8 million for the year ended December 31, 2005, from $18.9 million for the year ended December 31, 2004. Interest expense in 2005 and 2004 was primarily attributable to interest expense associated with the $215.0 million 7.85% senior secured notes due 2012, which were issued on January 29, 2004.
Financial Condition
Liquidity and Capital Resources
Our primary source of cash is from the operation of our properties. For the year ended December 31, 2006, net cash provided by operating activities (including the operations of the Aquarius) totaled $63.5 million compared to $62.3 million for the year ended December 31, 2005 and $54.6 million for the year ended December 31, 2004. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to

$60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. At December 31, 2006, we had cash and cash equivalents of $54.9 million compared to $108.3 million in 2005 and $75.2 million in 2004.
      Our primary use of cash during the year ended December 31, 2006 was for the acquisition of Aquarius as described below, operating expenses, capital spending, to pay interest on our 7.85% senior secured notes due 2012 and to repay borrowings and interest under our senior secured revolving credit facility. Our capital spending was approximately $46.9 million for the year ended December 31, 2006 compared to $28.2 million and $14.0 million for the years ended December 31, 2005 and 2004, respectively. For the year ended 2006, capital spending included $24.4 million for improvements to the Aquarius, $7.1 million for the casino expansion at Arizona Charlie’s Boulder, and $1.2 million to construct a new bar in the Stratosphere casino. We have estimated our 2007 capital spending for our existing facilities at approximately $31.1 million, which we anticipate to include approximately $14.9 million to purchase new and convert existing slot machines and approximately $8.5 million for remaining Aquarius hotel renovations. The remainder of our capital spending estimate for 2007 will be for upgrades or maintenance to our existing assets.
We funded the acquisition of the Aquarius with existing cash and borrowings of $60.0 million, under our senior secured revolving credit facility. We intend to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Aquarius, was $114.0 million. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008, of which approximately $24.4 million had been expended, through December 31, 2006. The capital improvement plan includes replacing slot machines, refurbishment of the casino, upgraded technologies, hotel renovations, signage and various other improvements.
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
Our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The notes also prohibit the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2006, such ratio was 4.2 to 1.0. The notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The notes allow us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
Additionally as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of December 31, 2006, this ratio was 0.5 to 1.0. At December 31, 2006, there were $40.0 million of borrowings outstanding under the facility and availability of $20.0 million.
Our parent, AREP, has stated that, in furtherance of its strategy to maximize value for its unitholders and in light of favorable market conditions, it is currently evaluating alternatives for recapitalizing, refinancing our existing debt or selling us.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
The following table sets forth, contractual obligations of ACEP at December 31, 2006.

		Payments due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(in thousands)
Long-term debt	$255,000	$—	$—	$40,000	$215,000
Interest on long-term debt	102,258	19,618	39,235	34,897	8,508
Capital leases, including interest	9,686	660	1,623	170	7,233
Other contractual obligations	7,042	6,861	150	31	—

Total	$373,986	$27,139	$41,008	$75,098	$230,741

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
We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, “Accounting for Income Taxes,” No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2006, based on the factors above, we expect to realize full tax benefit from our deferred tax assets and have determined that no valuation allowance is warranted.
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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations, including its ability to comply with current debt covenants.
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.
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
Forward Looking Statements
      With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in Item 1A of this annual report on Form 10-K. When we use the words “believe,”

“intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $60.0 million under the senior secured revolving credit facility. As of December 31, 2006, there were $40.0 million of borrowings outstanding under the facility.
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $222.3 million as of December 31, 2006.
For the year ended December 31, 2006, we incurred approximately $21.3 million in interest expense. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2006 by approximately $321,000. We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and the Member
American Casino & Entertainment Properties LLC
We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, member’s/shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 2, 2007

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2006	2005
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$54,912	$108,316
Cash and cash equivalents-restricted	269	504
Investments-restricted	3,457	2,828
Accounts receivable, net	6,752	4,167
Related party receivables	472	971
Deferred income taxes	2,948	2,305
Other current assets	16,773	12,092

Total Current Assets	85,583	131,183

Property and equipment, net	445,788	319,505

Debt issuance and deferred financing costs, net	5,729	6,397
Deferred income taxes	36,212	37,172
Customer List, net	2,514	—

Total Other Assets	44,455	43,569

TOTAL ASSETS	$575,826	$494,257

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	6,708	3,547
Accrued expenses	33,168	23,387
Accrued payroll and related expenses	14,391	11,042
Current portion of capital lease obligation	496	473

Total Current Liabilities	54,763	38,449

Long-Term Liabilities:
Long-term debt	255,000	215,000
Capital lease obligations, less current portion	2,329	2,825
Other	5,993	5,885

Total Long-Term Liabilities	263,322	223,710

Total Liabilities	318,085	262,159

Commitments and Contingencies

Member’s Equity:
Member’s Equity	257,741	232,098

Total Member’s Equity	257,741	232,098

TOTAL LIABILITIES AND MEMBER’S EQUITY	$575,826	$494,257

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
	(in thousands)
REVENUES:
Casino	$220,814	$182,939	$167,972
Hotel	75,587	61,861	54,653
Food and beverage	83,667	70,060	66,953
Tower, retail and other	35,912	35,413	33,778

Gross revenues	415,980	350,273	323,356
Less promotional allowances	30,281	22,291	23,375

Net revenues	385,699	327,982	299,981

COSTS AND EXPENSES:
Casino	80,060	63,216	61,985
Hotel	33,419	26,957	24,272
Food and beverage	60,052	51,784	48,495
Other operating expenses	16,856	15,372	14,035
Selling, general and administrative	107,073	81,321	78,720
Depreciation and amortization	28,620	23,305	23,516
Pre-opening costs	1,904	—	—
(Gain) loss on sale of assets	239	(25)	96

Total costs and expenses	328,223	261,930	251,119

INCOME FROM OPERATIONS	57,476	66,052	48,862

OTHER INCOME (EXPENSE):
Interest income	2,239	1,617	1,049
Interest expense	(21,314)	(18,846)	(18,939)

Total other expense, net	(19,075)	(17,229)	(17,890)

INCOME BEFORE INCOME TAXES	38,401	48,823	30,972

Provision for income taxes	12,758	16,789	10,100

NET INCOME	$25,643	$32,034	$20,872

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,643	$32,034	$20,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,620	23,305	23,516
(Gain) loss on sale of assets	239	(25)	96
Provision (benefit) for deferred income taxes	317	9,645	7,431
Changes in operating assets and liabilities:
Restricted cash	235	(56)	(448)
Accounts receivable, net	(686)	(225)	109
Other current assets	(2,459)	(715)	338
Accounts payable and accrued expenses	11,452	(2,296)	2,723
Other	108	628	—

Net Cash Provided By Operating Activities	63,469	62,295	54,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments – restricted	(629)	(282)	427
Sale of marketable securities	—	—	4,200
Acquisition of property and equipment	(46,851)	(28,219)	(14,009)
Acquisition of Flamingo Laughlin, net of cash acquired	(109,439)	—	—
Decrease (increase) in related party receivables	499	(232)	(155)
Proceeds from sale of property and equipment	468	43	420

Net Cash Used In Investing Activities	(155,952)	(28,690)	(9,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	(448)	—	(1,525)
Proceeds from notes payable	—	—	215,000
Proceeds from line of credit	60,000	—	—
Payments on line of credit	(20,000)	—	—
Member contribution	—	—	28,219
Capital distribution	—	—	(61,916)
Acquisition of Arizona Charlie’s	—	—	(125,900)
Payments on related party notes payable	—	—	(101,252)
Payments on capital lease obligation	(473)	(450)	(243)

Net Cash Provided By (Used In) Financing Activities	39,079	(450)	(47,617)

Net increase (decrease) in cash and cash equivalents	(53,404)	33,155	(2,097)
Cash and cash equivalents — beginning of period	108,316	75,161	77,258

Cash And Cash Equivalents — end of period	$54,912	$108,316	$75,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$19,248	$17,188	$11,047

Cash paid for income taxes, net of refunds	$14,750	$9,200	$1,811

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Utilization of tax losses by a related party	$—	$932	$—

Assets contributed by parent	$—	$—	$6,886

Change in deferred tax asset related to acquisition	$—	$—	$2,490

Cancellation of common stock shares	$—	$—	$10

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBER’S/STOCKHOLDERS’ EQUITY
(in thousands)

		Additional
	Common	Paid-In-	Member’s	Retained
	Stock	Capital	Equity	Earnings	Total
Balances at December 31, 2003	$10	$293,460	$—	$36,875	$330,345
Cancellation of common shares	(10)	10	—	—	—
Change in deferred tax asset related to acquisition	—	2,490	—	—	2,490
Contributions	—	35,105	—	—	35,105
Distributions	—	(44,000)	—	(17,916)	(61,916)
Acquisition of Arizona Charlie’s	—	(125,900)	—	—	(125,900)
Net Income	—	—	—	20,872	20,872
Reclassification of equity as a result of reorganization	—	(161,165)	200,996	(39,831)	—

Balances at December 31, 2004	—	—	200,996	—	200,996
Distribution	—	—	(932)	—	(932)
Net Income	—	—	32,034	—	32,034

Balances at December 31, 2005	—	—	232,098	—	232,098
Net Income	—	—	25,643	—	25,643

Balances at December 31, 2006	$—	$—	$257,741	$—	$257,741

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
American Casino & Entertainment Properties LLC (ACEP or the Company) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower (Stratosphere), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership (AREH). Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002. We purchased the Aquarius on May 19, 2006, from Harrah’s Operating Company, Inc.
ACEP is a subsidiary of American Entertainment Properties Corp. (AEP), and its ultimate parent is American Real Estate Partners, L.P. (AREP), a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2006, affiliates of Mr. Carl C. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., AREP’s general partner.
ACEP owns and operates four gaming and entertainment properties in southern Nevada; the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and Aquarius Casino Resort. In January 2004, ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation, or Starfire, which is wholly-owned by Mr. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and was completed on May 26, 2004. The purchase price was $125.9 million. Additionally, in January 2004, ACEP entered into a contribution agreement with AEP and AREH, in which AREH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation, which was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained over the period of common ownership for all periods presented. Pursuant to ACEP’s purchase agreement with Starfire, certain contributions of $35.1 million and certain distributions of $187.8 million were made to and by ACEP which included the acquisition of Arizona Charlie’s.
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, American Real Estate Holdings Limited Partnership, or AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts.
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
The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Food and Beverage	$8,723	$7,101	$7,239
Rooms	157	41	41
Other	36	33	34

Total	$8,916	$7,175	$7,314

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
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2006, 2005 and 2004, we capitalized interest of $110,000, $0 and $0, respectively.

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
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method. For each of the years ended December 31, 2006, 2005 and 2004, amortization of debt issue costs totaled $1.1 million, and is included in interest expense on the accompanying consolidated statements of income.
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
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $13.8 million, $10.4 million and $9.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
We account for income tax assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company maintains valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2006, based on the factors above, the Company expects to realize full tax benefit from its deferred tax assets and has determined that no valuation allowance is warranted.

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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations, including its ability to comply with current debt covenants.
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.
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

Note 2. Accounts Receivable
Accounts receivable consists of the following:

	December 31,
	2006	2005
	(in thousands)
Hotel and related	$3,282	$2,584
Gaming	1,181	562
Other	2,608	1,156

	7,071	4,302
Less allowance for doubtful accounts	(319)	(135)

	$6,752	$4,167

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of period	$135	$240	$473
Bad debt expense	359	85	418
Deductions and write-offs	(175)	(190)	(651)

Balance at end of period	$319	$135	$240

Note 3. Other Current Assets
Other current assets consist of the following:

	December 31,
	2006	2005
	(in thousands)
Inventories	$2,944	$2,394
Prepaid expenses	11,487	7,660
Other	2,342	2,038

	$16,773	$12,092

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land and improvements	$75,100	$61,493
Building and improvements	336,449	236,946
Furniture, fixtures and equipment	174,463	136,643
Construction in progress	2,082	1,935

	588,094	437,017
Less accumulated depreciation and amortization	142,306	117,512

	$445,788	$319,505

Assets recorded under capital leases were approximately $4.0 million and $4.0 million at December 31, 2006 and 2005, respectively. Accumulated depreciation and amortization at December 31, 2006 and 2005 includes amounts recorded for capital leases of $1.1 million and $0.7 million, respectively.

Note 5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued interest	$7,089	$7,033
Accrued liabilities	10,657	5,071
Accrued taxes	3,123	2,038
Vacation packages	969	1,698
Accrued gaming liability	5,666	2,718
Other	5,664	4,829

	$33,168	$23,387

Note 6. Leases
The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2006 are as follows:

Years ending December 31,	(in thousands)
2007	$5,991
2008	5,593
2009	4,295
2010	3,286
2011	2,578
Thereafter	4,906

Total	$26,649

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.
For the years ended December 31, 2006, 2005 and 2004, we recorded rental revenue of $7.8 million, $7.3 million and $6.3 million, respectively.
Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2006:

Years ending December 31,	(in thousands)
2007	$660
2008	660
2009	963
2010	85
2011	85
Thereafter	7,233

Total minimum lease payments	9,686
Less: amount representing interest ranging from 5% to 10%	6,861

Present value of net minimum lease payments	2,825
Less: current portion	496

Long-term capital lease obligation	$2,329

The Company had no operating leases as of December 31, 2006, 2005 and 2004.

Note 7. Income Taxes
The income tax provision (benefit) attributable to income from operations for the fiscal years ended December 31, 2006, 2005 and 2004 is comprised of the following:

	December 31,
	2006	2005	2004
	(in thousands)
Current	$12,441	$7,144	$2,669
Deferred	317	9,645	7,431

	$12,758	$16,789	$10,100

Deferred Tax Assets and Liabilities
The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Deferred Tax Assets
Property, plant and equipment	$35,492	$36,358
Accrued vacation and employee related	2,111	1,643
Gaming related	1,866	1,049
Other	(309)	427

Total net deferred tax assets	39,160	39,477

Less: Current portion	(2,948)	(2,305)

Net long term deferred tax assets	$36,212	$37,172

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
The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Other	-0.9%	0.0%	5.0%
Permanent differences	0.3%	0.3%	0.4%
Federal income tax credits	-1.2%	-0.9%	-0.7%
Valuation allowance	0.0%	0.0%	-6.0%
Amount not subject to tax expense/benefit	0.0%	0.0%	-1.1%

	33.2%	34.4%	32.6%

Note 8. Long-Term Debt
On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% Senior Secured Notes due 2012. The net proceeds from the sale of the notes have been used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt described above and for distributions. The notes have a fixed annual interest rate of 7.85%, which is payable every six months on February 1 and August 1, commencing August 1, 2004. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $222.3 million as of December 31, 2006.
The payment obligations under the $215.0 million 7.85% Senior Secured Notes due 2012 issued by ACEP are fully and unconditionally guaranteed by all of our significant operating subsidiaries. The notes are subject to compliance with certain covenants. At December 31, 2006, we were in compliance with the note covenants. In accordance with positions established by the Securities and Exchange Commission, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries is less than 3% of ACEP’s consolidated amounts.
A syndicate of lenders has provided a non-amortizing $60.0 million revolving credit facility. The commitments are available to the Company in the form of revolving loans, and include a letter of credit facility (subject to a $10.0 million sublimit). The proceeds of loans under the senior secured revolving credit facility are available to provide working capital and for other general corporate purposes. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.85% at December 31, 2006. We had availability under our credit facility of $20.0 million at December 31, 2006, subject to continuing compliance with certain covenants. As of December 31, 2006, we are in compliance with the debt covenants. At December 31, 2006 there was $40.0 million outstanding on the revolving credit facility.
Note 9. Related Party Transactions
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by AREP. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2006, 2005 and 2004, we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $360,000, $708,000 and $387,500, respectively.
During 2006, 2005 and 2004, we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $213,300, $191,200 and $167,000, respectively. The amounts paid for the provided services approximated their fair value.
As of December 31, 2006 and 2005, we have accrued a $513,000 and $350,000, respectively, income tax receivable from AEP pursuant to the provision of the tax allocation agreement. As of December 31, 2006 we accrued a related party payable of $89,000 to New Seabury for an income tax overpayment.
As of December 31, 2006 and 2005, in connection with the transactions described above, the Company was owed approximately $472,000 and $971,000, respectively, from related parties.
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

Note 10. Employee Benefit Plans
Approximately 39% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.7 million, $8.6 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. The Company recorded $0.7 million, $0.4 million and $0.5 million, for matching contributions for the years ended December 31, 2006, 2005 and 2004, respectively.
During 2005, we implemented a management incentive plan to provide members of our executive management, other than our chief executive officer and certain employees with additional compensation for their contribution to the achievement of our corporate objectives. Participants in the plan shall be entitled to a financial award if we achieve financial goals, approved by our board of directors, and individual performance goals. A financial award under the plan includes a cash award and a deferred bonus award. The deferred bonus award is paid out over four years and is dependent on the participant being employed by us at each such payment date. The deferred award is expensed pro-ratably over the four years. We expensed deferred bonuses of $169,000 in the year ended December 31, 2006.
Note 11. Commitments & Contingencies
The Chief Financial Officer (CFO,) has entered into an employment agreement with the Company. The agreement with the CFO expires on March 31, 2007. The agreement includes provisions for base salary and bonus, as well as, termination and “Change of Control” provisions.
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

Note 12. Acquisitions
As described in Note 1, we acquired certain assets and liabilities of the Aquarius pursuant to the purchase agreement. The total amount paid for the Aquarius, including direct acquisition costs and working capital amounts was $114.0 million and was allocated as follows (in thousands):

Land	$13,000
Building	92,615
Equipment	2,685
Customer list	2,939
Deposits	18
Accrued vacation expense	(1,809)

Total Purchase Price	109,448

Cash	6,028
Accounts receivable	5
Other current assets	1,121
Equipment	36
Accrued liabilities	(2,598)

Total Working Capital	4,592

Total Amount Paid	$114,040

The customer list will be amortized on a straight-line method over a five year period.
The following (unaudited) pro forma combined results of operations have been prepared as if the acquisition of the Aquarius had occurred at January 1, 2005.

	Year Ended
	December 31,
	(in thousands)
	2006	2005
Net revenues	$429,580	$438,384
Net income	$29,128	$38,463
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Officers
The following table sets forth certain information as of December 31, 2006, concerning the executive officers and directors of our parent, American Entertainment Properties Corp.:

NAME	AGE	POSITION
Jack G. Wasserman	70	Director

William A. Leidesdorf	61	Director

James L. Nelson	57	Director

Keith A. Meister	33	Director

Richard P. Brown	59	President, Chief Executive Officer and Director

Denise Barton	49	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
The following table sets forth certain information as of December 31, 2006, concerning certain key employees:

NAME	AGE	POSITION
Ronald P. Lurie	65	Executive Vice President, General Manager — Arizona Charlie’s Decatur

Mark Majetich	56	Senior Vice President, General Manager — Arizona Charlie’s Boulder

John Lind	53	Senior Vice President, General Manager – Aquarius Casino Resort
Jack G. Wasserman has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since December 2003 and a director of American Property Investors, Inc., or API, the general partner of AREP, since December 3, 1993. Since May 2005, Mr. Wasserman has served as a director of Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, an entity controlled by Mr. Icahn. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the Nevada State Gaming Control Commission and is an independent member and Chairman of the compliance committee for all of our casinos. Since December 1998, Mr. Wasserman has been a director of National Energy Group, Inc., or NEGI, a publicly traded company engaged in the business of managing the exploration, production and operations of natural gas and oil properties. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company. Since March 2004, Mr. Wasserman has been a director of Triarc Companies, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.
William A. Leidesdorf has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and as a Director of API since March 26, 1991. Since May 2005, Mr. Leidesdorf has served as a director of Atlantic Coast. Mr. Leidesdorf was also a director of Renco Steel Group, Inc. and its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf has been licensed by the Nevada State Gaming Control Commission.
James L. Nelson has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since June 2001. Since May 2005, Mr.

Nelson has been a director of Atlantic Coast. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson currently serves as a Director and Chairman of the Audit Committee of Viskase Companies, Inc., a supplier to the meat industry, in which affiliates of Mr. Icahn have a significant interest. Mr. Nelson has been licensed by the Nevada State Gaming Control Commission.
Keith A. Meister has served as a Director of AEP, American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception. Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of API since March 2006. He served as Chief Executive Officer of API from August 2003 until March 2006 and as President of API from August 2003 until April 2005. Mr. Meister also serves as a director and/or officer of various direct and indirect subsidiaries of AREP. Mr. Meister is also a Managing Director of Icahn Partners LP, Icahn Partners Master Fund LP and Icahn Partners Master Fund II LP, which are private investment funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister served as co-president of J Net Ventures, a venture capital fund that he co-founded, focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Holdings, Inc., a telecommunications company that is majority-owned by various entities controlled by Mr. Icahn; American Railcar Industries, Inc., a publicly traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars of which Mr. Icahn is the principal stockholder; and BKF Capital Group, Inc., an investment management firm in which Mr. Icahn is a stockholder.
Richard P. Brown has served as our President, Chief Executive Officer and a director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp. since inception. Mr. Brown has over 16 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Since October 2002, Mr. Brown has served as President and Chief Executive Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since October 2003, he has served as President and Chief Executive Officer of Atlantic Coast. Mr. Brown has been licensed by the Nevada State Gaming Control Commission.
Denise Barton has served as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Since December 2003, Ms. Barton has served as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since December 2003, she has served as Vice President, Chief Financial Officer and Principal Accounting Officer of Atlantic Coast. Ms. Barton has been licensed by the Nevada State Gaming Control Commission.
Ronald P. Lurie has served as our Executive Vice President and General Manager — Arizona Charlie’s Decatur since inception and as Executive Vice President and General Manager of Arizona Charlie’s Decatur since January 1999. From November 1990 until January 1999, Mr. Lurie held various positions at Sunset Coin, an affiliate of Arizona Charlie’s, Inc., including as General Manager of Sunset Coin. In addition to his more than 25 years in the gaming industry, Mr. Lurie served as a Las Vegas City Councilman from 1973 to 1987 and as the Mayor of Las Vegas from June 1987 to June 1991.

Mark Majetich has served as our Senior Vice President and General Manager — Arizona Charlie’s Boulder since January 2001 and Vice President — General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino, including most recently, Hotel Manager. He has more than 25 years of experience in the gaming industry.
No family relationships exist between any directors or executive officers of ACEP.
Audit Committee
The Board of Directors of AEP has established an audit committee consisting of Mr. Leidesdorf, Mr. Nelson and Mr. Wasserman.
The audit committee meets formally at least once every quarter, and more often if necessary. The audit committee reviews potential conflicts of interest which may arise between us and our affiliates.
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
Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2006 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2006 audited financial statements be included in this annual report on Form 10-K.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Code of Ethics
Our parent, AREP, has adopted a code of ethics that applies to our chief executive officer and senior financial officers, a copy of which was filed as an exhibit to AREP’s annual report on Form 10-K for the year ended December 31, 2004 and which exhibit has been incorporated by reference as an exhibit in Item 15.
Corporate Governance Guidelines
On October 25, 2004, API’s board of directors adopted Corporate Governance Guidelines for AREP and its subsidiaries, including us. A copy of the Corporate Governance Guidelines is available on AREP’s website at www.arep.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.

Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The board of directors reviewed and discussed the Compensation Disclosure and Analysis with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure & Analysis be included in this annual report on Form 10-K.
This report is provided by the board of directors:
Richard P. Brown
William A. Leidesdorf
Keith A. Meister
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2006, our entire board of directors participated in deliberations concerning executive compensation, except with respect to deliberations concerning Mr. Brown’s compensation, from which Mr. Brown abstained. During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Compensation Discussion and Analysis
Overview
The board of directors does not have a standing compensation committee. The entire board of directors participates in deliberations concerning executive compensation, except with respect to deliberations concerning Mr. Brown’s compensation, from which Mr. Brown abstains. The chairman of the board of directors of API, the general partner of our parent, AREP, annually reviews the performance, salary and bonus of the chief executive and chief financial officers. Our chief executive officer reviews the performance, salary and bonus of the other executive officers. The conclusions reached and the recommendations based on these reviews, including with respect to salary adjustments and annual bonus awards, if any, are then presented to the board of directors. We feel it is beneficial to have our entire board of directors participate in discussions and decision-making concerning executive compensation. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation. Instead, the board of directors has relied on recommendations from our human resources personnel in consultation with the human resources personnel of our parent, AREP.
Compensation Philosophy and Objectives
Our executive compensation philosophy is designed to support our key business objectives while maximizing value. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and variable bonuses that provides motivation and awards performance. At the same time, we seek to optimize performance and manage compensation costs.
The primary components of our executive compensation are base salary and annual bonus, payable in cash. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. We do not pay compensation in options, units or other equity-based awards.
In determining the base salary and bonus for each executive, the chairman of API, the general partner of our parent, and our board of directors evaluate our overall performance and the executive’s performance and contributions during the prior year.

Base Salary
Base salaries for executive officers are determined based on job responsibilities and individual contribution. The entire board of directors participates in deliberations with respect to base salary.
For the year ended December 31, 2006, Mr. Brown received a salary of $588,942. As described below, Ms. Barton has an employment agreement pursuant to which she receives an annual base salary of $350,000, subject to review on an annual basis for increase under our normal performance review process, which occurs in March of each year. Ms. Barton’s employment agreement expires March 31, 2007.
Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) Plan.
Management Incentive Bonus Plan
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
No awards were made under the Management Incentive Bonus Plan in 2006.
     Benefits
Our executive officers participate in a retirement savings plan, health and paid-time off benefits designed to enable us to attract and retain our workforce in a competitive environment.
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 6% of their individual earnings. We recorded $0.7 million, $0.4 million and $0.5 million for matching contributions for the years ended December 31, 2006, 2005 and 2004, respectively.
     Perquisites
The total value of all perquisites provided to each of our executive officers is less than $10,000.
Executive Compensation
The following table sets forth the compensation earned during the year ended December 31, 2006 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

Summary of Compensation Table

	ANNUAL COMPENSATION (1)
				Non-Equity
				Incentive Plan	All Other
				Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (2)	($) (3)	Total
Richard P. Brown	2006	588,942	—	—	18,443	607,385

Denise Barton	2006	357,471	—	14,624	11,615	383,710

Steven Overly (4)	2006	259,354	—	—	55,437	314,791

Ronald Lurie	2006	231,354	—	12,630	16,234	260,218

Mark Majetich	2006	192,367	—	16,008	9,330	217,705

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, as there has been no compensation awarded to, or earned by or paid to any of the named executive officers by us.

Other annual compensation was less than $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers above.

(2)	Represents the portion of the bonus awarded in 2005 under the Management Incentive Bonus Plan that vested in 2006 and was paid in 2007, plus interest on the amounts of the awards paid which accrues at the rate of approximately 4% per annum. Under the Management Incentive Bonus Plan, awards vest over a four year period. In 2005, Ms Barton, Mr. Lurie and Mr. Majetich were awarded $56,000, $48,364 and $61,298, respectively, under the Management Incentive Bonus Plan.

(3)	Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. It also includes relocation reimbursement of $40,945 for Mr. Overly and auto allowances for Mr. Overly and Mr. Brown during 2006.

(4)	Mr. Overly terminated his employment with the Company on January 19, 2007.
Potential Payments Upon Termination Or Change In Control
Currently, we do not have any agreements with any of our named executive officers relating to potential payments upon termination or a change in control.
Stock Award, Option and Non-Equity Incentive Plans
We do not have any stock award, option or non-equity incentive plans.
Option Grants in Last Fiscal Year
We have not implemented a stock option or other similar plan.
Employment Agreements
We have an employment agreement with Denise Barton, our Senior Vice President and Chief Financial Officer. Under the terms of the employment agreement, Ms. Barton will receive an annual base salary of $350,000, subject to review on an annual basis for increase under our normal performance review process, which occurs in March of each year. Furthermore, she will be eligible to participate in the Management Incentive Bonus Plan on a basis proportionate to her compensation level and level of activity which contribute to our success, as determined by the board of directors of AEP. The employment agreement will terminate on the first of the following events to occur: (1) March 31, 2007; (2) death or disability; (3) discharge with or without cause (as defined in the employment agreement); or (4) resignation.
If the employment of Ms. Barton is terminated by us without cause or by either for good reason , as defined, within six months following a change of control, as defined, then in lieu of any other payments of any kind, she or he shall be entitled to receive within 30 days of the termination date: (1) any amounts of base salary and previously earned bonus compensation due and unpaid as of the termination date and (2) a lump-sum payment equal to one year’s base salary. Bonus compensation will be deemed earned and due with respect to any year on the last business day of February of the year following the year with respect to which the applicable performance targets are computed, provided that Ms. Barton is employed by us on the last business day of February. Payment of these amounts is conditioned upon the execution of a settlement and release agreement in form acceptable to us.
Compensation of Directors
The following table provides compensation information for our directors in 2006, except for Mr. Brown. Compensation received by Mr. Brown is included in the Summary Compensation Table.

		All Other
	Fees Earned or	Compensation
Name	Paid in Cash ($)	($)	Total ($)
Keith A. Meister	—	—	—
William A. Leidesdorf	15,000	—	15,000
James L. Nelson	15,000	—	15,000
Jack G. Wasserman	15,000	4,500	19,500
Jack G. Wasserman, William A Leidesdorf and James L Nelson each received compensation for their service as members of the board of directors in the amount of $15,000. They are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the AEP board of directors. In addition, Mr. Wasserman received fees of $4,500 for his service as chair of our Compliance Committee. Messrs Brown and Meister do not receive any compensation for their service as members of the board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
AEP owns all of the membership interests of ACEP. The principal executive offices of AEP are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104.
AEP is wholly-owned by AREH. AREP owns a 99% limited partner interest in AREH. Mr. Icahn, through certain affiliates, currently owns 100% of AREP’s and AREH’s general partner and approximately 90% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of AREP.
Neither our officers nor the officers and directors of our parent own any of our equity interests or the equity interests of our parent or subsidiaries.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE
As of December 31, 2006, affiliates of Mr. Icahn owned approximately 90% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of AREP. AREP’s general partner is API, which is a wholly-owned subsidiary of Beckton Corp. All of the capital stock of Beckton is owned by Mr. Icahn. AREP’s business is conducted through a subsidiary limited partnership, AREH, in which AREP owns a 99% limited partnership interest. API has a 1% general partnership interest in each of AREP and AREH. AREH owns 100% of American Entertainment Properties Corp., which is our direct parent.
Related Party Transaction Policy
Our parent, AREP, has adopted a related party transaction policy which applies to AREP and its subsidiaries, including us. A related person transaction is any transaction or any series of similar transactions in which AREP or its subsidiaries, including us, is a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is one of our directors or executive officer, any person who is a director or executive officer of API, AREP’s general partner, a person known by AREP to the beneficial owner of more than 5% of any class of our or AREP’s voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.
We and AREP recognize that related person transactions can present potential or actual conflicts of interest. Accordingly, pursuant to AREP’s related party transaction policy, we have followed and continue to follow certain procedures for reviewing related person transactions. These procedures are designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.
In addition, the indenture governing our 7.85% notes due 2012 restricts us from entering into transactions with affiliates involving aggregate consideration in excess of $2.0 million unless the transaction has been approved by a majority of the disinterested directors on our board of directors or aggregate consideration in excess of $10.0 million unless an accounting, appraisal or investment banking firm of recognized standing issues an opinion as to the fairness to us or our subsidiaries of the transaction.
All related person transactions that have been approved or ratified by the audit committee are disclosed to the full board of directors. All related person transactions are also disclosed in our applicable filings if required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.
Tax Allocation Agreement
We and our subsidiaries entered into a tax allocation agreement with our parent, AEP. The tax allocation agreement provides for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provides for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that could have been carried back to prior years if we had filed tax returns as a stand alone group. As of December 31, 2006, we have accrued a $513,000 income tax receivable from AEP and an $89,000 income tax payable to New Seabury, pursuant to the provision of the tax allocation agreement. As of December 31, 2006, we were owed approximately $471,000 from AEP, primarily related to the tax allocation agreement.
Other Transactions
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by AREP. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2006, we billed Atlantic Coast and its affiliates approximately $360,000. As December 31, 2006, we were owed $1,000 related to the intercompany services arrangement.
During 2006, we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $213,300. The amounts paid for the provided services approximated their fair value.
Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of AREP and its subsidiaries, including us, that would be imposed on us as a result of our or AREP’s interests in these subsidiaries and not as a result of Mr. Icahn and his affiliates more than 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

Director Independence
We believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. Messrs Leidesdorf, Nelson and Wasserman serve as our audit committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees billed by our principal accountants for 2006 and 2005 services:

	Grant Thornton	Grant Thornton
	2006	2005
Audit fees (1)	$564,000	$421,000
Other (2)	16,000	—

Total fees	$580,000	$421,000

Grant Thornton did not provide any services related to financial information systems design and implementation during 2006 or 2005.

(1)	Audit fees also include fees for work associated with Sarbanes-Oxley.

(2)	Other fees include fees for work related to compliance with Nevada Gaming Regulations.
It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2006 and 2005 all such engagements and fees were pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. and 2. Financial Statements and Schedules
     3. List of Exhibits
EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (“ACEP”) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.3	Amended and Restated Certificate of Incorporation of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.4	By-Laws of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.1	Indenture, dated as of January 29, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.2	Supplemental Indenture, dated as of May 26, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.3	Form of 7.85% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among ACEP, as the Borrower, Certain Subsidiaries of the Borrower from time to time party thereto, as Guarantors, the Several Lenders from time to time parties thereto, Wells Fargo Bank N.A., as Syndication Agent, CIT Lending Services Corporation, U.S. Bank, NA and Comerica West Incorporated, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc., as Administrative Agent, and Bear Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.2	Pledge and Security Agreement, dated as of May 26, 2004, among ACEP, American Casino &

EXHIBIT NO.	DESCRIPTION

Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.3	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.7 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.4	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.5	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.7	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.8	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.8 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.9	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.7 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.10	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.9 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.11	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.6 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

EXHIBIT NO.	DESCRIPTION

10.12	Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto with Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.13	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2006).

10.14	Asset Purchase Agreement, dated as of November 28, 2005, by and among Harrah’s Operating Company, Inc., Flamingo-Laughlin, Inc., Boardwalk Regency Corporation, Martial Development Corporation, AREP Boardwalk LLC and AREP Laughlin Corporation (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 25, 2006).

10.15	Employment Agreement, dated as of January 16, 2006, between ACEP and Denise Barton (incorporated by reference to Exhibit 10.11 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

10.16	Employment Agreement, dated as of February 21, 2006, between Stratosphere Gaming Corp. and Bobby Ray Harris (incorporated by reference to Exhibit 10.13 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on February 23, 2006).

10.17	Employment Agreement, effective as of April 1, 2004, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.18	Management Incentive Plan, effective January 1, 2005, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.12 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q (SEC File No. 1-9516), filed on November 9, 2004).

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Richard P. Brown

Richard P. Brown
President and Chief Executive Officer
Date:	March 6, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Entertainment Properties Corp., the sole member of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown
Richard P. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2007

/s/ Denise Barton
Denise Barton	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 6, 2007

/s/ Jack G. Wasserman
Jack G. Wasserman	Director	March 6, 2007

/s/ William A. Leidesdorf
William A. Leidesdorf	Director	March 6, 2007

/s/ James L. Nelson
James L. Nelson	Director	March 6, 2007

/s/ Keith A. Meister
Keith A. Meister	Director	March 6, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent any annual reports to security holders covering the year ended December 31, 2006. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.