Form 10-Q
period 2007-03-31
American Casino & Entertainment Properties LLC
filed 2007-05-10
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

PART I.  FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$70,528	$54,912
Cash and cash equivalents — restricted	271	269
Investments — restricted	3,159	3,457
Accounts receivable, net	6,348	6,752
Related party receivables	97	472
Deferred income taxes	2,948	2,948
Other current assets	15,316	16,773

Total Current Assets	98,667	85,583

Property and equipment, net	440,801	445,788

Debt issuance and deferred financing costs, net	5,435	5,729
Deferred income taxes	36,164	36,212
Other assets	2,402	2,514

Total Other Assets	44,001	44,455

Total Assets	$583,469	$575,826

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$6,749	6,708
Accrued expenses	32,214	33,168
Accrued payroll and related expenses	11,149	14,391
Current portion of capital lease obligations	502	496

Total Current Liabilities	50,614	54,763

Long-Term Liabilities:
Long-term debt	255,000	255,000
Capital lease obligations, less current portion	2,202	2,329
Other	6,144	5,993

Total Long-Term Liabilities	263,346	263,322

Total Liabilities	313,960	318,085

Commitments and Contingencies
Member’s Equity:
Member’s equity	269,509	257,741

Total Member’s Equity	269,509	257,741

Total Liabilities and Member’s Equity	$583,469	$575,826

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Revenues:
Casino	$67,370	$48,022
Hotel	22,616	17,433
Food and beverage	23,109	18,070
Tower, retail and other	9,311	8,219

Gross Revenues	122,406	91,744
Less promotional allowances	9,518	5,799

Net Revenues	112,888	85,945

Costs and Expenses:
Casino	22,566	16,488
Hotel	9,063	6,843
Food and beverage	15,975	13,201
Other operating expenses	4,236	3,730
Selling, general and administrative	29,472	20,786
Depreciation and amortization	8,591	6,010
Loss (gain) on sale of assets	8	(2)

Total Costs and Expenses	89,911	67,056

Income From Operations	22,977	18,889

Other Income (Expense):
Interest income	419	850
Interest expense	(5,436)	(4,682)

Total Other Expense, net	(5,017)	(3,832)

Income Before Income Taxes	17,960	15,057
Provision for income taxes	6,192	5,210

Net Income	$11,768	$9,847

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$11,768	$9,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,591	6,010
Loss (gain) on sale of assets	8	(2)
Provision for deferred income taxes	48	(172)
Changes in operating assets and liabilities:
Restricted cash	(2)	239
Accounts receivable, net	404	21
Other assets	1,719	1,184
Accounts payable and accrued expenses	(4,155)	(1,825)
Other	151	132

Net Cash Provided By Operating Activities	18,532	15,434

Cash Flows From Investing Activities:
(Increase) decrease in investments — restricted	298	(24)
Acquisition of property and equipment	(3,821)	(2,152)
(Increase) decrease in related party receivables	375	(2,911)
Proceeds from sale of property and equipment	353	5

Net Cash Used In Investing Activities	(2,795)	(5,082)

Cash Flows From Financing Activities:
Payments on capital lease obligation	(121)	(116)

Net Cash Used In Financing Activities	(121)	(116)

Net increase in cash and cash equivalents	15,616	10,236
Cash and cash equivalents — beginning of period	54,912	108,316

Cash and Cash Equivalents — end of period	$70,528	$118,552

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,229	$8,513

Cash paid during the period for income taxes	$—	$650

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	The Company

American Casino & Entertainment Properties LLC, or ACEP or the Company, was formed in Delaware on December 29, 2003. We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, American Real Estate Holdings Limited Partnership, or AREH. Prior to our acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, these properties were owned by Carl C. Icahn and one of his affiliated entities. Our senior management team has been responsible for the management of all three properties since 2002.

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

On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.

Pursuant to the terms of the Agreement, prior to the closing, AEP is required to cause us to repay, from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation owing under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility.

We also adopted a Key Employee Plan, or the Plan, in conjunction with the transaction, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing on the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Whitehall. The obligation to make such payments will remain with AEP.

The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board. We expect the transaction to close in approximately eight months.

We are a subsidiary of AEP, and its ultimate parent is American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of March 31, 2007, affiliates of Mr. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represent approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2006 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2006 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

and Exchange Commission, or SEC, on March 6, 2007 (SEC File No. 333-118149). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and do not expect the adoption of EITF 06-3 to have a material impact on our financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation No. 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.

Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

Note 3.	Related Party Transactions

We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. AREP owns the majority of Atlantic Holdings’ shares. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2007 and March 31, 2006, we billed Atlantic Holdings and its affiliates approximately $31,000 and $81,000, respectively.

During the three months ended March 31, 2007 and 2006, we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $70,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, we were owed approximately $97,000 and $472,000, respectively, from related parties.

Note 4.	Long-term Debt

As of March 31, 2007 and December 31, 2006, we had outstanding borrowings under our senior secured revolving credit facility of $40.0 million and $40.0 million, respectively. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.82% at March 31, 2007.

Note 5.	Non-guarantor Subsidiaries

Our 7.85% senior secured notes due 2012 are guaranteed by our operating subsidiaries. In accordance with SEC rules and regulations, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, member’s equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries are less than 3% of our consolidated amounts.

Note 6.	Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 7.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, all of which, if recognized, would affect the annual effective tax rate. During the three months ended March 31, 2007, there have been no changes to the amount of unrecognized tax benefits. We believe it is reasonably possible that the total amounts of unrecognized tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

benefits could materially change as a result of settlements due to audits and the expiration of statutes of limitations prior to March 31, 2008; however, quantification of an estimated amount cannot be made at this time.

We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. The amount of accrued interest on unrecognized tax benefits was $1.1 million and $1.2 million as of January 1, 2007 and March 31, 2007, respectively.

We file income tax returns in the United States Federal jurisdiction and has no income tax filing requirement in any state or foreign jurisdiction. We are no longer subject to US Federal income tax examinations for years prior to 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our results of operations and financial condition and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements in this discussion are forward-looking statements.

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, formerly known as the Flamingo Laughlin Hotel and Casino, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co. to sell all of our issued and outstanding membership interests for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.

Pursuant to the terms of the Agreement, prior to the closing, AEP is required to cause us to repay, from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation owing under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility.

We also adopted a Key Employee Plan, or the Plan, in conjunction with the transaction, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing on the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Whitehall. The obligation to make such payments will remain with AEP.

The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board. We expect the transaction to close in approximately eight months.

We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at March 31, 2007:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,303	49
Arizona Charlie’s Decatur	52,000	258	1,363	15
Arizona Charlie’s Boulder	47,000	303	1,056	16
Aquarius	57,000	1,907	1,139	42

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended
	March 31,
	Including
	Aquarius	Excluding Aquarius
	2007	2007	2006	% Change
	(In millions)
Income Statement Data:
Revenues:
Casino	$67.4	$46.1	$48.0	(4.0)%
Hotel	22.6	18.1	17.4	4.0%
Food and beverage	23.1	18.3	18.1	1.1%
Tower, retail and other	9.3	8.0	8.2	(2.4)%

Gross revenues	122.4	90.5	91.7	(1.3)%
Less promotional allowances	9.5	6.4	5.8	10.3%

Net revenues	112.9	84.1	85.9	(2.1)%

Costs and expenses:
Casino	22.6	16.2	16.5	(1.8)%
Hotel	9.1	6.7	6.8	(1.5)%
Food and beverage	16.0	13.3	13.2	0.8%
Other operating expenses	4.2	3.6	3.7	(2.7)%
Selling, general and administrative	29.5	20.2	20.8	(2.9)%
Depreciation and amortization	8.6	6.5	6.0	8.3%

Total costs and expenses	90.0	66.5	67.0	(0.7)%

Income from operations	$22.9	$17.6	$18.9	(6.9)%

As disclosed in Note 1 to our consolidated financial statements included in this quarterly report, we acquired the Aquarius on May 19, 2006. The Aquarius’ net revenues and operating income for the three months ended

March 31, 2007, were $28.8 million and $5.3 million, respectively. The following discussion of the results of operations at our gaming properties excludes the results of Aquarius.

Gross Revenues

Gross revenues decreased 1.3% to $90.5 million for the three months ended March 31, 2007 from $91.7 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in casino revenues as discussed below.

Casino Revenues

Casino revenues decreased 4.0% to $46.1 million, or 50.9% of gross revenues, for the three months ended March 31, 2007 from $48.0 million, or 52.3% of gross revenues, for the three months ended March 31, 2006. This decrease was primarily due to a decrease in slot and table game revenue, due to a decrease in slot coin-in and table games drop. Management believes that these decreases are the result of increases in the price of gas, which adversely affects automobile traffic to Las Vegas and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. For the three months ended March 31, 2007, slot machine revenues were $37.8 million, or 82.0% of casino revenues, and table game revenues were $6.6 million, or 14.3% of casino revenues, compared to $38.2 million and $7.3 million, respectively, for the three months ended March 31, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $1.7 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively.

Non-Casino Revenues

Hotel revenues increased 4.0% to $18.1 million, or 20.0% of gross revenues, for the three months ended March 31, 2007 from $17.4 million, or 19.0% of gross revenues, for the three months ended March 31, 2006. This increase was primarily due to a 5.6% increase in the average room rate, partially offset by a 1.9% decrease in the hotel occupancy rate.

Food and beverage revenues increased 1.1% to $18.3 million, or 20.2% of gross revenues, for the three months ended March 31, 2007, from $18.1 million, or 19.7% of gross revenues, for the three months ended March 31, 2006. This increase was primarily due to an 8.9% increase in the average check amount partially offset by a 7.2% decrease in the number of covers.

Tower, retail and other revenues decreased 2.4% to $8.0 million, or 8.8% of gross revenues, for the three months ended March 31, 2007, compared to $8.2 million, or 8.9% of gross revenues, for the three months ended March 31, 2006. This decrease was primarily due to increased inclement weather that caused an increase in closure of the tower rides.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.9% for the three months ended March 31, 2007 from 12.1% for the three months ended March 31, 2006. This increase was primarily due to increased marketing promotions, especially at the Stratosphere.

Operating Expenses

Casino operating expenses decreased 1.8% to $16.2 million, or 35.1% of casino revenues, for the three months ended March 31, 2007, from $16.5 million, or 34.4% of casino revenues, for the three months ended March 31, 2006. This decrease was primarily due to decreased participation expense.

Hotel operating expenses decreased 1.5% to $6.7 million, or 37.0% of hotel revenues, for the three months ended March 31, 2007, from $6.8 million or 39.1% of hotel revenues, for the three months ended March 31, 2006. This decrease was primarily due to the decrease in hotel occupancy.

Food and beverage operating expenses increased 0.8% to $13.3 million, or 72.7% of food and beverage revenues, for the three months ended March 31, 2007, from $13.2 million, or 72.9% of food and beverage revenues, for the three months ended March 31, 2006. This increase was primarily due to increased supplies cost.

Other operating expenses decreased 2.7% to $3.6 million, or 45.0% of tower, retail and other revenues, for the three months ended March 31, 2007, from $3.7 million or 45.1% of tower, retail and other revenues, for the three months ended March 31, 2006. This decrease was primarily due to decreased entertainer fees due to the cancellation of the afternoon show at the Stratosphere, Viva Las Vegas.

Selling, general and administrative expenses were primarily comprised of payroll, supplies, marketing, advertising, utilities and other administrative expenses. These expenses decreased 2.9% to $20.2 million, or 22.3% of gross revenues, for the three months ended March 31, 2007, from $20.8 million, or 22.7% of gross revenues, for the three months ended March 31, 2006. This decrease was primarily due to a decrease in legal fees and supplies.

Interest Expense

Interest expense increased 14.9% to $5.4 million for the three months ended March 31, 2007, from $4.7 million for the three months ended March 31, 2006. The increase of $0.7 million was due to the borrowings under our senior secured revolving credit facility which was used to fund the acquisition of the Aquarius.

Financial Condition

Liquidity and Capital Resources

Our primary source of cash is from the operation of our properties. At March 31, 2007, we had cash and cash equivalents of $70.5 million. For the three months ended March 31, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $18.5 million compared to approximately $15.4 million for the three months ended March 31, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $9.8 million for the three months ended March 31, 2006 to $11.8 million for the three months ended March 31, 2007, reflecting factors discussed above. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. At March 31, 2007, we had outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.

Our primary use of cash during the three months ended March 31, 2007 was for operating expenses, to pay interest on our 7.85% senior secured notes due 2012 and interest under our senior secured revolving credit facility. Our capital spending was approximately $3.8 million, and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. For 2007, capital spending to date includes $0.9 million for improvements to the Aquarius. We have estimated our 2007 capital spending for our existing facilities at approximately $31.1 million, which we anticipate to include approximately $14.9 million to purchase new and convert existing slot machines and approximately $8.5 million for remaining Aquarius hotel renovations. The remainder of our capital spending estimate for 2007 will be for upgrades or maintenance to our existing assets.

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

The indenture governing our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The indenture also prohibits the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture governing the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2007, such ratio was 4.3 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the notes allows us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.

Additionally, as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of March 31, 2007, this ratio was 0.5 to 1.0.

Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and do not expect the adoption of EITF 06-3 to have a material impact on our financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation No. 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.

Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.

The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159.  SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

With the exception of historical facts, the matters discussed in this report are forward-looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Please see Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $60.0 million under our senior secured revolving credit facility. As of March 31, 2007, there were $40.0 million of borrowings outstanding under the facility.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $224.1 million as of March 31, 2007.

For the three months ended March 31, 2007, we incurred approximately $5.4 million in interest expense. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2007 by approximately $100,000. We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures

As of March 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed. The discussion of our business and operations should be read together with such risk factors, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

Date: May 9, 2007

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