Form 10-Q
period 2007-06-30
American Casino & Entertainment Properties LLC
filed 2007-08-10
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-118149
American Casino & Entertainment Properties LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Las Vegas Boulevard South
Las Vegas, NV	89104
(Address of principal executive offices)	(Zip Code)
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

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$83,995	$54,912
Cash and cash equivalents-restricted	272	269
Investments-restricted	3,159	3,457
Accounts receivable, net	5,594	6,752
Related party receivables	69	472
Deferred income taxes	2,948	2,948
Other current assets	13,935	16,773

Total Current Assets	109,972	85,583

Property and equipment, net	443,119	445,788

Debt issuance and deferred financing costs, net	5,141	5,729
Deferred income taxes	36,356	36,212
Other assets	2,338	2,514

Total Other Assets	43,835	44,455

Total Assets	$596,926	$575,826

Liabilities and Member’s Equity
Current Liabilities:
Accounts payable	$6,244	$6,708
Accrued expenses	33,650	33,168
Accrued payroll and related expenses	12,115	14,391
Current portion of capital lease obligations	508	496

Total Current Liabilities	52,517	54,763

Long-Term Liabilities:
Long-term debt	255,000	255,000
Capital lease obligations, less current portion	2,072	2,329
Other	6,299	5,993

Total Long-Term Liabilities	263,371	263,322

Total Liabilities	315,888	318,085

Commitments and Contingencies

Member’s Equity:
Member’s equity	281,038	257,741

Total Member’s Equity	281,038	257,741

Total Liabilitites and Member’s Equity	$596,926	$575,826

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands)
Revenues:
Casino	$67,813	$51,586
Hotel	23,096	18,628
Food and beverage	23,414	20,278
Tower, retail and other	10,260	9,400

Gross Revenues	124,583	99,892
Less promotional allowances	10,445	6,768

Net Revenues	114,138	93,124

Costs and Expenses:
Casino	22,022	19,035
Hotel	9,157	7,908
Food and beverage	17,087	14,864
Other operating expenses	4,683	4,283
Selling, general and administrative	29,718	24,820
Depreciation and amortization	8,988	6,848
Pre-opening costs	—	931
Loss (gain) on sale of assets	(22)	2

Total Costs and Expenses	91,633	78,691

Income From Operations	22,505	14,433

Other Income (Expense):
Interest income	564	717
Interest expense	(5,463)	(5,164)

Total Other Expense, net	(4,899)	(4,447)

Income Before Income Taxes	17,606	9,986

Provision for income taxes	6,077	3,311

Net Income	$11,529	$6,675

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands)
Revenues:
Casino	$135,183	$99,608
Hotel	45,712	36,061
Food and beverage	46,523	38,348
Tower, retail and other	19,571	17,619

Gross Revenues	246,989	191,636
Less promotional allowances	19,963	12,567

Net Revenues	227,026	179,069

Costs and Expenses:
Casino	44,588	35,523
Hotel	18,220	14,751
Food and beverage	33,062	28,065
Other operating expenses	8,919	8,013
Selling, general and administrative	59,190	45,606
Depreciation and amortization	17,579	12,858
Pre-opening costs	—	1,449
Gain on sale of assets	(14)	—

Total Costs and Expenses	181,544	146,265

Income From Operations	45,482	32,804

Other Income (Expense):
Interest income	983	1,567
Interest expense	(10,899)	(9,846)

Total Other Expense, net	(9,916)	(8,279)

Income Before Income Taxes	35,566	24,525

Provision for income taxes	12,269	8,521

Net Income	$23,297	$16,004

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$23,297	$16,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,579	12,858
Gain on sale of assets	(14)	—
Provision for deferred income taxes	(144)	159
Changes in operating assets and liabilities:
Restricted cash	(3)	237
Accounts receivable, net	1,158	103
Other assets	3,314	(1,132)
Accounts payable and accrued expenses	(2,257)	8,057
Other	306	267

Net Cash Provided By Operating Activities	43,236	36,553

Cash Flows From Investing Activities:
(Increase) decrease in investments — restricted	298	(602)
Acquisition of property and equipment	(15,238)	(16,558)
Acquisition of Flamingo Laughlin, net of cash acquired	—	(109,897)
Decrease in related party receivables	403	832
Proceeds from sale of property and equipment	629	6

Net Cash Used In Investing Activities	(13,908)	(126,219)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	—	(464)
Proceeds from notes payable	—	60,000
Payments on capital lease obligation	(245)	(233)

Net Cash Provided By (Used In) Financing Activities	(245)	59,303

Net increase (decrease) in cash and cash equivalents	29,083	(30,363)
Cash and cash equivalents — beginning of period	54,912	108,316

Cash and Cash Equivalents — end of period	$83,995	$77,953

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,978	$8,939

Cash paid during the period for income taxes	$8,350	$8,050

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
     On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to us on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
     On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co. to sell all of our issued and outstanding membership interests, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.
     Pursuant to the terms of the Agreement, prior to the closing, AEP is required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility.
     We also adopted a Key Employee Plan, or the Plan, in conjunction with the transaction, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Whitehall. The obligation to make such payments will remain with AEP.
     The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board as well as customary conditions. We expect to close by the end of the fiscal year ending December 31, 2007; however, there can be no assurance that we will be able to consummate the transaction.
     We are a subsidiary of AEP, and its ultimate parent is American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of June 30, 2007, affiliates of Mr. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represent approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.
Note 2. Basis of Presentation
     The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2006 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2006 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 6, 2007 (SEC File No. 333-118149). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

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
Recently Issued Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have a material impact on our financial position, results of operations, or cash flows.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

Note 3. Related Party Transactions
     We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. AREP owns the majority of Atlantic Holdings’ shares. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended June 30, 2007 and 2006, we billed Atlantic Holdings and its affiliates approximately $31,000 and $121,000, respectively. For the six months ended June 30, 2007 and 2006, we billed Atlantic Holdings approximately $62,000 and $202,000, respectively.
     During the three and six months ended June 30, 2007 and 2006 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $71,000 and $55,000 for the three months ended June 30, 2007 and 2006, respectively, and $140,000 and $108,000 for the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007 and December 31, 2006, we were owed approximately an aggregate of $69,000 and $472,000, respectively, from related parties.
Note 4. Long-term Debt
     As of June 30, 2007 and December 31, 2006, we had outstanding borrowings under our senior secured revolving credit facility of $40.0 million. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.82% at June 30, 2007.
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
Note 7. Income Taxes
     We adopted the provisions of FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, all of which, if recognized, would affect the annual effective tax rate. During the six months ended June 30, 2007, there have been no changes to the amount of unrecognized tax benefits. We believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.1 million prior to June 30, 2008 as a result of settlements due to audits and the expiration of statutes of limitations.
     We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. The amount of accrued interest on unrecognized tax benefits was $1.1 million and $1.4 million as of January 1, 2007 and June 30, 2007, respectively.
     We file income tax returns in the United States Federal jurisdiction and have no income tax filing requirement in any state or foreign jurisdiction. We are no longer subject to US Federal income tax examinations for years prior to 2003.

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
     On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, AREH, to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to us on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
     On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co. to sell all of our issued and outstanding membership interests, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.
     Pursuant to the terms of the Agreement, prior to the closing, AEP is required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility.
     We also adopted a Key Employee Plan, or the Plan, in conjunction with the transaction, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Whitehall. The obligation to make such payments will remain with AEP.
     The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board as well as customary conditions. We expect to close by the end of the fiscal year ending December 31, 2007; however, there can be no assurance that we will be able to consummate the transaction.
     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at June 30, 2007:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games
Stratosphere	80,000	2,444	1,266	49
Arizona Charlie’s Decatur	52,000	258	1,373	15
Arizona Charlie’s Boulder	47,000	303	1,054	16
Aquarius	57,000	1,907	1,230	42

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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended
	June 30,
	(in millions)
	Including
	Aquarius	Excluding Aquarius
	2007	2007	2006	% Change
Income Statement Data:
Revenues:
Casino	$67.8	$46.9	$44.0	6.6%
Hotel	23.1	17.7	16.4	7.9%
Food and beverage	23.4	18.6	18.0	3.3%
Tower, retail and other	10.3	8.6	8.8	-2.3%

Gross revenues	124.6	91.8	87.2	5.3%
Less promotional allowances	10.4	6.5	5.4	20.4%

Net revenues	114.2	85.3	81.8	4.3%

Costs and expenses:
Casino	22.0	15.6	16.0	-2.5%
Hotel	9.2	6.9	7.0	-1.4%
Food and beverage	17.1	14.2	13.1	8.4%
Other operating expenses	4.7	3.6	3.8	-5.3%
Selling, general and administrative	29.7	20.8	21.0	-1.0%
Depreciation and amortization	9.0	6.8	6.0	13.3%

Total costs and expenses	91.7	67.9	66.9	1.5%

Income from operations	$22.5	$17.4	$14.9	16.8%

     As disclosed in Note 1 to our consolidated financial statements included in this quarterly report, we acquired the Aquarius on May 19, 2006. Net revenues and operating income for the Aquarius in the three months ended June 30, 2007, were $28.9 million and $5.1 million, respectively. The following discussion of the results of operations at our gaming properties excludes the results of the Aquarius.
     Gross Revenues
     Gross revenues increased 5.3% to $91.8 million for the three months ended June 30, 2007 from $87.2 million for the three months ended June 30, 2006. This increase was primarily due to an increase in casino and hotel revenues as discussed below.

     Casino Revenues
     Casino revenues increased 6.6% to $46.9 million, or 51.1% of gross revenues, for the three months ended June 30, 2007 from $44.0 million, or 50.5% of gross revenues, for the three months ended June 30, 2006. This increase was primarily due to an increase in slot revenues, due to a 7.9% increase in the slot hold percentage. For the three months ended June 30, 2007, slot machine revenues were $39.1 million, or 83.4% of casino revenues, and table game revenues were $6.4 million, or 13.6% of casino revenues, compared to $35.9 million and $6.2 million, respectively, for the three months ended June 30, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $1.4 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively.
     Non-Casino Revenues
     Hotel revenues increased 7.9% to $17.7 million, or 19.3% of gross revenues, for the three months ended June 30, 2007 from $16.4 million, or 18.8% of gross revenues, for the three months ended June 30, 2006. This increase was primarily due to a 7.2% increase in the average daily room rate.
     Food and beverage revenues increased 3.3% to $18.6 million, or 20.3% of gross revenues, for the three months ended June 30, 2007, from $18.0 million, or 20.6% of gross revenues, for the three months ended June 30, 2006. This increase was primarily due to an 8.3% increase in the average check amount partially offset by a 4.6% decrease in the number of covers. The decrease in the number of covers is due to the opening of an independently run Outback Steakhouse® at Arizona Charlie’s Decatar.
     Tower, retail and other revenues decreased 2.3% to $8.6 million, or 9.4% of gross revenues, for the three months ended June 30, 2007, compared to $8.8 million, or 10.1% of gross revenues, for the three months ended June 30, 2006. This decrease was primarily due to increased inclement weather that caused an increase in closure of the tower rides, and non-recurring settlement income in 2006.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.9% for the three months ended June 30, 2007 from 12.3% for the three months ended June 30, 2006. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Stratosphere.
     Operating Expenses
     Casino operating expenses decreased 2.5% to $15.6 million, or 33.3% of casino revenues, for the three months ended June 30, 2007, from $16.0 million, or 36.4% of casino revenues, for the three months ended June 30, 2006. This decrease was primarily due to decreased slot participation expense, as a result of a reduction in participation games.
     Hotel operating expenses decreased 1.4% to $6.9 million, or 39.0% of hotel revenues, for the three months ended June 30, 2007, from $7.0 million or 42.7% of hotel revenues, for the three months ended June 30, 2006. This decrease was primarily due to a reduction in commission and brokers fees, due to increased website reservations.
     Food and beverage operating expenses increased 8.4% to $14.2 million, or 76.3% of food and beverage revenues, for the three months ended June 30, 2007, from $13.1 million, or 72.8% of food and beverage revenues, for the three months ended June 30, 2006. This increase was primarily due to an increase in the cost of food and beverages, which is attributable to increased delivery costs.
     Other operating expenses decreased 5.3% to $3.6 million, or 41.9% of tower, retail and other revenues, for the three months ended June 30, 2007, from $3.8 million or 43.2% of tower, retail and other revenues, for the three months ended June 30, 2006. This decrease was primarily due to decreased entertainer fees, due to the cancellation of the afternoon show at the Stratosphere, Viva Las Vegas.
     Selling, general and administrative expenses were primarily comprised of payroll, utilities, advertising, maintenance contracts and other administrative expenses. These expenses decreased 1.0% to $20.8 million, or 22.7% of gross revenues, for the three months ended June 30, 2007, from $21.0 million, or 24.1% of gross revenues, for the three months ended June 30, 2006. This decrease was primarily due to a decrease in payroll and related expenses.

     Interest Expense
     Interest expense increased 5.8% to $5.5 million for the three months ended June 30, 2007, from $5.2 million for the three months ended June 30, 2006. The increase of $0.3 million was due to the borrowings under our senior secured revolving credit facility which was used to fund the acquisition of the Aquarius.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended
	June 30,
	(in millions)
	Including
	Aquarius	Excluding Aquarius
	2007	2007	2006	% Change
Income Statement Data:
Revenues:
Casino	$135.2	$93.0	$92.0	1.1%
Hotel	45.7	35.8	33.9	5.6%
Food and beverage	46.5	36.9	36.1	2.2%
Tower, retail and other	19.6	16.6	17.0	-2.4%

Gross revenues	247.0	182.3	179.0	1.8%
Less promotional allowances	20.0	12.9	11.2	15.2%

Net revenues	227.0	169.4	167.8	1.0%

Costs and expenses:
Casino	44.6	31.8	32.5	-2.2%
Hotel	18.2	13.6	13.9	-2.2%
Food and beverage	33.1	27.5	26.3	4.6%
Other operating expenses	8.9	7.2	7.5	-4.0%
Selling, general and administrative	59.2	41.1	41.8	-1.7%
Depreciation and amortization	17.6	13.3	12.1	9.9%

Total costs and expenses	181.6	134.5	134.1	0.3%

Income from operations	$45.4	$34.9	$33.7	3.6%

     As disclosed in Note 1 to our consolidated financial statements included in this quarterly report, we acquired the Aquarius on May 19, 2006. Net revenues and operating income for the Aquarius in the six months ended June 30, 2007, were $57.6 million and $10.5 million, respectively. The following discussion of the results of operations at our gaming properties excludes the results of the Aquarius.
     Gross Revenues
     Gross revenues increased 1.8% to $182.3 million for the six months ended June 30, 2007 from $179.0 million for the six months ended June 30, 2006. This increase was primarily due to an increase in slot and hotel revenues as discussed below.

     Casino Revenues
     Casino revenues increased 1.1% to $93.0 million, or 51.0% of gross revenues, for the six months ended June 30, 2007 from $92.0 million, or 51.4% of gross revenues, for the six months ended June 30, 2006. This increase was primarily due to an increase in slot revenue, due to a 5.8% increase in slot hold. For the six months ended June 30, 2007, slot machine revenues were $76.9 million, or 82.7% of casino revenues, and table game revenues were $13.0 million, or 14.0% of casino revenues, compared to $74.1 million and $13.4 million, respectively, for the six months ended June 30, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $3.1 million and $4.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Non-Casino Revenues
     Hotel revenues increased 5.6% to $35.8 million, or 19.6% of gross revenues, for the six months ended June 30, 2007 from $33.9 million, or 18.9% of gross revenues, for the six months ended June 30, 2006. This increase was primarily due to a 6.4% increase in the average daily room rate.
     Food and beverage revenues increased 2.2% to $36.9 million, or 20.2% of gross revenues, for the six months ended June 30, 2007, from $36.1 million, or 20.2% of gross revenues, for the six months ended June 30, 2006. This increase was primarily due to an 8.6% increase in the average check amount partially offset by a 5.9% decrease in the number of covers. The decrease in the number of covers is due to the opening of an independently run Outback Steakhouse® at Arizona Charlie’s Decatar.
     Tower, retail and other revenues decreased 2.4% to $16.6 million, or 9.1% of gross revenues, for the six months ended June 30, 2007, compared to $17.0 million, or 9.5% of gross revenues, for the six months ended June 30, 2006. This decrease was primarily due to increased inclement weather that caused an increase in closure of the tower rides.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.9% for the six months ended June 30, 2007 from 12.2% for the six months ended June 30, 2006. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Stratosphere.
     Operating Expenses
     Casino operating expenses decreased 2.2% to $31.8 million, or 34.2% of casino revenues, for the six months ended June 30, 2007, from $32.5 million, or 35.3% of casino revenues, for the six months ended June 30, 2006. This decrease was primarily due to decreased slot participation expense, as a result of a reduction in participation games.
     Hotel operating expenses decreased 2.2% to $13.6 million, or 38.0% of hotel revenues, for the six months ended June 30, 2007, from $13.9 million or 41.0% of hotel revenues, for the six months ended June 30, 2006. This decrease was primarily due to a reduction in commission and brokers fees, due to increased website reservations.
     Food and beverage operating expenses increased 4.6% to $27.5 million, or 74.5% of food and beverage revenues, for the six months ended June 30, 2007, from $26.3 million, or 72.9% of food and beverage revenues, for the six months ended June 30, 2006. This increase was primarily due an increase in the cost of food and beverages, which is attributable to increased delivery costs.
     Other operating expenses decreased 4.0% to $7.2 million, or 43.4% of tower, retail and other revenues, for the six months ended June 30, 2007, from $7.5 million or 44.1% of tower, retail and other revenues, for the six months ended June 30, 2006. This decrease was primarily due to decreased entertainer fees due to the cancellation of the afternoon show at the Stratosphere, Viva Las Vegas.

     Selling, general and administrative expenses were primarily comprised of payroll, utilities, advertising and other administrative expenses. These expenses decreased 1.7% to $41.1 million, or 22.5% of gross revenues, for the six months ended June 30, 2007, from $41.8 million, or 23.4% of gross revenues, for the six months ended June 30, 2006. This decrease was primarily due to a decrease in payroll and related expenses.
     Interest Expense
     Interest expense increased 11.2% to $10.9 million for the six months ended June 30, 2007, from $9.8 million for the six months ended June 30, 2006. The increase of $1.1 million was due to the borrowings under our senior secured revolving credit facility which was used to fund the acquisition of the Aquarius.
Financial Condition
Liquidity and Capital Resources
     Our primary source of cash is from the operation of our properties. At June 30, 2007, we had cash and cash equivalents of $84.0 million. For the six months ended June 30, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $43.2 million compared to approximately $36.6 million for the six months ended June 30, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $16.0 million for the six months ended June 30, 2006 to $23.3 million for the six months ended June 30, 2007, reflecting factors discussed above. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. At June 30, 2007, we had outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.
     Our primary use of cash during the six months ended June 30, 2007 was for operating expenses, to pay interest on our 7.85% senior secured notes due 2012 and interest under our senior secured revolving credit facility. Our capital spending was approximately $15.2 million, and $16.6 million for the six months ended June 30, 2007 and 2006, respectively. For 2007, capital spending to date includes $2.7 million for improvements to the Aquarius. We have estimated our 2007 capital spending for our existing facilities at approximately $31.1 million, which we anticipate to include approximately $14.9 million to purchase new and convert existing slot machines and approximately $7.0 million for remaining Aquarius hotel renovations. The remainder of our capital spending estimate for 2007 will be for upgrades or maintenance to our existing assets.
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
     The indenture governing our 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The indenture also prohibits the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture governing the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2007, such ratio was 4.7 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the notes allows us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
     Additionally, as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of June 30, 2007, this ratio was 0.4 to 1.0.
Recently Issued Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have a material impact on our financial position, results of operations, or cash flows.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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

     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     With the exception of historical facts, the matters discussed in this report are forward-looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Please see Risk Factors in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2006. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
     We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $60.0 million under our senior secured revolving credit facility. As of June 30, 2007, there were $40.0 million of borrowings outstanding under the facility.
     The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $221.5 million as of June 30, 2007.
     For the six months ended June 30, 2007, we incurred approximately $10.9 million in interest expense. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2007 by approximately $201,000. We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Item 4. Controls and Procedures
     As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange

Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     During the six months ended June 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 9, 2007

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