Form 10-Q
period 2007-09-30
American Casino & Entertainment Properties LLC
filed 2007-11-09
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$87,911	$54,912
Cash and cash equivalents-restricted	—	269
Investments-restricted	2,908	3,457
Accounts receivable, net	6,725	6,752
Related party receivables	15	472
Deferred income taxes	2,948	2,948
Other current assets	13,322	16,773

Total Current Assets	113,829	85,583

Property and equipment, net	437,296	445,788

Debt issuance and deferred financing costs, net	4,848	5,729
Deferred income taxes	35,464	36,212
Other assets	2,239	2,514

Total Other Assets	42,551	44,455

Total Assets	$593,676	$575,826

Liabilities and Member’s Equity
Current Liabilities:
Accounts payable	$5,269	$6,708
Accrued expenses	25,170	33,168
Accrued payroll and related expenses	12,476	14,391
Current portion of capital lease obligations	514	496

Total Current Liabilities	43,429	54,763

Long-Term Liabilities:
Long-term debt	255,000	255,000
Capital lease obligations, less current portion	1,941	2,329
Other	2,328	5,993

Total Long-Term Liabilities	259,269	263,322

Total Liabilities	302,698	318,085

Commitments and Contingencies

Member’s Equity:
Member’s equity	290,978	257,741

Total Member’s Equity	290,978	257,741

Total Liabilitites and Member’s Equity	$593,676	$575,826

See notes to condensed consolidated financial statements

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
Revenues:
Casino	$64,941	$56,466
Hotel	21,872	19,698
Food and beverage	22,501	22,166
Tower, retail and other	10,511	9,689

Gross Revenues	119,825	108,019
Less promotional allowances	10,458	8,287

Net Revenues	109,367	99,732

Costs and Expenses:
Casino	21,765	21,738
Hotel	8,885	9,591
Food and beverage	18,407	16,211
Other operating expenses	4,561	4,663
Selling, general and administrative	32,302	30,232
Depreciation and amortization	9,228	7,692
Pre-opening costs	—	455
Loss on sale of assets	17	246

Total Costs and Expenses	95,165	90,828

Income From Operations	14,202	8,904

Other Income (Expense):
Interest income	660	400
Interest expense	(4,386)	(5,536)

Total Other Expense, net	(3,726)	(5,136)

Income Before Income Taxes	10,476	3,768

Provision for income taxes	536	862

Net Income	$9,940	$2,906

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
Revenues:
Casino	$200,124	$156,074
Hotel	67,584	55,759
Food and beverage	69,024	60,514
Tower, retail and other	30,082	27,308

Gross Revenues	366,814	299,655
Less promotional allowances	30,421	20,854

Net Revenues	336,393	278,801

Costs and Expenses:
Casino	66,353	57,261
Hotel	27,105	24,342
Food and beverage	51,469	44,276
Other operating expenses	13,480	12,676
Selling, general and administrative	91,492	75,838
Depreciation and amortization	26,807	20,550
Pre-opening costs	—	1,904
Loss on sale of assets	3	246

Total Costs and Expenses	276,709	237,093

Income From Operations	59,684	41,708

Other Income (Expense):
Interest income	1,643	1,967
Interest expense	(15,285)	(15,382)

Total Other Expense, net	(13,642)	(13,415)

Income Before Income Taxes	46,042	28,293

Provision for income taxes	12,805	9,383

Net Income	$33,237	$18,910

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$33,237	$18,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,807	20,550
Loss on sale of assets	3	246
Provision for deferred income taxes	748	632
Changes in operating assets and liabilities:
Restricted cash	269	236
Accounts receivable, net	27	442
Other assets	4,176	63
Accounts payable and accrued expenses	(11,352)	809
Other	(3,665)	(54)

Net Cash Provided By Operating Activities	50,250	41,834

Cash Flows From Investing Activities:
(Increase) decrease in investments — restricted	549	(580)
Acquisition of property and equipment	(18,517)	(28,681)
Acquisition of Flamingo Laughlin, net of cash acquired	—	(109,906)
Decrease in related party receivables	457	755
Proceeds from sale of property and equipment	630	105

Net Cash Used In Investing Activities	(16,881)	(138,307)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	—	(480)
Proceeds from notes payable	—	60,000
Payments on notes payable	—	(15,000)
Payments on capital lease obligation	(370)	(354)

Net Cash Provided By (Used In) Financing Activities	(370)	44,166

Net increase (decrease) in cash and cash equivalents	32,999	(52,307)
Cash and cash equivalents — beginning of period	54,912	108,316

Cash and Cash Equivalents — end of period	$87,911	$56,009

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$19,174	$18,433

Cash paid during the period for income taxes	$14,573	$11,650

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
     American Casino & Entertainment Properties LLC, or ACEP or the Company, was formed in Delaware on December 29, 2003. We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our indirect parent, Icahn Enterprises Holdings L.P., or IEH, which was formerly known as American Real Estate Holdings Limited Partnership. Prior to our acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, these properties were owned by Carl C. Icahn and one of his affiliated entities. Our senior management team has been responsible for the management of all three properties since 2002.
     On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, IEH, to acquire, own and operate the Aquarius, and IEH contributed 100% of the stock of AREP Laughlin to us on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
     On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.
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
     The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board as well as customary conditions. We expect to close the transaction by the end of the first quarter of fiscal 2008; however, there can be no assurance that we will be able to consummate the transaction.
     We are a subsidiary of AEP, and its ultimate parent is Icahn Enterprises L.P., or IE, which was formerly known as American Real Estate Partners, L.P., a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of September 30, 2007, affiliates of Mr. Icahn owned 10,304,013 preferred units and 64,288,061 depositary units, which represent approximately 86.5% of the outstanding preferred units and approximately 91.0% of the outstanding depositary units of IE. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of Icahn Enterprises GP Inc., which was formerly known as American Property Investors, Inc., IE’s general partner.

Note 2. Basis of Presentation
     The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2006 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2006 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2007 (SEC File No. 333-118149). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”)”. FIN 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years.  We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Note 3. Related Party Transactions
     We have an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. IE owns the majority of Atlantic Holdings’ shares. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended September 30, 2007 and 2006, we billed Atlantic Holdings and its affiliates approximately $30,000 and $107,000, respectively. For the nine months ended September 30, 2007 and 2006, we billed Atlantic Holdings approximately $93,000 and $310,000, respectively.
     During the three and nine months ended September 30, 2007 and 2006 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $64,000 and $51,000 for the three months ended September 30, 2007 and 2006, respectively, and $205,000 and $159,000 for the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007 and December 31, 2006, we were owed approximately an aggregate of $15,000 and $472,000, respectively, from related parties.
Note 4. Long-term Debt
     As of September 30, 2007 and December 31, 2006, we had outstanding borrowings under our senior secured revolving credit facility of $40.0 million. The outstanding principal balance accrues interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.63% at September 30, 2007.
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
Note 5. Legal Proceedings
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial conditions, results of operations or liquidity.
Note 6. Income Taxes
     We adopted the provisions of FIN 48 on January 1, 2007.  There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48.  As of the date of adoption, our unrecognized tax benefits totaled $4.9 million, all of which, if recognized, would affect the annual effective tax rate.  During the nine months ended September 30, 2007, there was a decrease in the unrecognized tax benefits of $3.1 million as a result of the expiration of statutes of limitations.
     We recognize interest accrued related to unrecognized tax benefits in interest expense.  Penalties, if incurred, would be recognized as a component of income tax expense.  The amount of accrued interest on unrecognized tax benefits was $1.1 million and $0.5 million as of January 1, 2007 and September 30, 2007, respectively.
     We file income tax returns in the United States Federal jurisdiction and have no income tax filing requirement in any state or foreign jurisdiction.  We are no longer subject to US Federal income tax examinations for years prior to 2004.

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
     On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our indirect parent, IEH, to acquire, own and operate the Aquarius, and IEH contributed 100% of the stock of AREP Laughlin to us on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
     On April 22, 2007, American Entertainment Properties Corp., or AEP, our direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Whitehall, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement.
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
     The transaction is also subject to approvals from the Nevada State Gaming Commission and the Nevada State Gaming Control Board as well as customary conditions. We expect to close the transaction by the end of the first quarter of fiscal 2008; however, there can be no assurance that we will be able to consummate the transaction.

     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at September 30, 2007:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games
Stratosphere	80,000	2,444	1,268	49
Arizona Charlie’s Decatur	52,000	258	1,363	15
Arizona Charlie’s Boulder	47,000	303	1,059	16
Aquarius	57,000	1,907	1,239	42
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
Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended
	September 30,
	(in millions)
	2007	2006	% Change
Income Statement Data:
Revenues:
Casino	$64.9	$56.5	14.9%
Hotel	21.9	19.7	11.2%
Food and beverage	22.5	22.1	1.8%
Tower, retail and other	10.6	9.7	9.3%

Gross revenues	119.9	108.0	11.0%
Less promotional allowances	10.5	8.3	26.5%

Net revenues	109.4	99.7	9.7%

Costs and expenses:
Casino	21.8	21.7	0.5%
Hotel	8.9	9.6	-7.3%
Food and beverage	18.4	16.2	13.6%
Other operating expenses	4.6	4.7	-2.1%
Selling, general and administrative	32.3	30.4	6.3%
Pre-opening costs	—	0.5	-100.0%
Depreciation and amortization	9.2	7.7	19.5%

Total costs and expenses	95.2	90.8	4.8%

Income from operations	$14.2	$8.9	59.6%

     Gross Revenues
     Gross revenues increased 11.0% to $119.9 million for the three months ended September 30, 2007 from $108.0 million for the three months ended September 30, 2006. This increase was primarily due to an increase in slot and hotel revenues as discussed below.

     Casino Revenues
     Casino revenues increased 14.9% to $64.9 million, or 54.1% of gross revenues, for the three months ended September 30, 2007 from $56.5 million, or 52.3% of gross revenues, for the three months ended September 30, 2006. This increase was primarily due to an increase in slot revenues, due to a 15.3% increase in slot coin-in. For the three months ended September 30, 2007, slot machine revenues were $54.2 million, or 83.5% of casino revenues, and table game revenues were $8.9 million, or 13.7% of casino revenues, compared to $46.3 million and $8.5 million, respectively, for the three months ended September 30, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $1.8 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.
     Non-Casino Revenues
     Hotel revenues increased 11.2% to $21.9 million, or 18.3% of gross revenues, for the three months ended September 30, 2007 from $19.7 million, or 18.2% of gross revenues, for the three months ended September 30, 2006. This increase was primarily due to a 6.4% increase in the average daily room rate. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
     Food and beverage revenues increased 1.8% to $22.5 million, or 18.8% of gross revenues, for the three months ended September 30, 2007, from $22.1 million, or 20.5% of gross revenues, for the three months ended September 30, 2006. This increase was primarily due to a 4.4% increase in the average check amount partially offset by a 2.7% decrease in the number of covers. The decrease in the number of covers is due to the opening of an independently run Outback Steakhouse® at Arizona Charlie’s Decatur.
     Tower, retail and other revenues increased 9.3% to $10.6 million, or 8.8% of gross revenues, for the three months ended September 30, 2007, compared to $9.7 million, or 9.0% of gross revenues, for the three months ended September 30, 2006. This increase was primarily due to the new slot program called Turn a Twenty, at the Aquarius.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 16.2% for the three months ended September 30, 2007 from 14.7% for the three months ended September 30, 2006. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Stratosphere.
     Operating Expenses
     Casino operating expenses increased 0.5% to $21.8 million, or 33.6% of casino revenues, for the three months ended September 30, 2007, from $21.7 million, or 38.4% of casino revenues, for the three months ended September 30, 2006. This increase was primarily due to increased revenue taxes from increased casino revenue, partially offset by decreased slot participation expense, as a result of a reduction in participation games.
     Hotel operating expenses decreased 7.3% to $8.9 million, or 40.6% of hotel revenues, for the three months ended September 30, 2007, from $9.6 million, or 48.7% of hotel revenues, for the three months ended September 30, 2006. This decrease was primarily due to a reduction in commission and brokers fees, due to a decrease in reservations booked through wholesalers.
     Food and beverage operating expenses increased 13.6% to $18.4 million, or 81.8% of food and beverage revenues, for the three months ended September 30, 2007, from $16.2 million, or 73.3% of food and beverage revenues, for the three months ended September 30, 2006. This increase was primarily due to an increase in payroll and related expenses.
     Other operating expenses decreased 2.1% to $4.6 million, or 43.4% of tower, retail and other revenues, for the three months ended September 30, 2007, from $4.7 million, or 48.5% of tower, retail and other revenues, for the three months ended September 30, 2006. This decrease was primarily due to decreased entertainer fees, due to the cancellation of the afternoon show, Viva Las Vegas, at the Stratosphere.

     Selling, general and administrative expenses were primarily comprised of payroll, utilities, advertising and other administrative expenses. These expenses increased 6.3% to $32.3 million, or 26.9% of gross revenues, for the three months ended September 30, 2007, from $30.4 million, or 28.1% of gross revenues, for the three months ended September 30, 2006. This increase was primarily due to an increase in payroll and related expenses.
     Interest Expense
     Interest expense decreased 20.0% to $4.4 million for the three months ended September 30, 2007, from $5.5 million for the three months ended September 30, 2006. The decrease of $1.1 million was primarily due to a reduction in the outstanding borrowings under the senior secured revolving credit facility and the reversal of a portion of the accrued interest related to the decrease in the unrecognized tax benefit.
     Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

	Nine Months Ended
	September 30,
	(in millions)
	Including
	Aquarius	Excluding Aquarius
	2007	2007	2006	% Change
Income Statement Data:
Revenues:
Casino	$200.1	$138.7	$134.2	3.4%
Hotel	67.6	53.0	49.2	7.7%
Food and beverage	69.0	54.9	54.0	1.7%
Tower, retail and other	30.1	25.9	25.8	0.4%

Gross revenues	366.8	272.5	263.2	3.5%
Less promotional allowances	30.4	19.4	16.8	15.5%

Net revenues	336.4	253.1	246.4	2.7%

Costs and expenses:
Casino	66.4	47.6	48.7	-2.3%
Hotel	27.1	20.9	21.0	-0.5%
Food and beverage	51.5	42.9	39.3	9.2%
Other operating expenses	13.5	10.9	11.4	-4.4%
Selling, general and administrative	91.5	63.3	63.9	-0.9%
Depreciation and amortization	26.8	20.3	18.3	10.9%

Total costs and expenses	276.8	205.9	202.6	1.6%

Income from operations	$59.6	$47.2	$43.8	7.8%

     As disclosed in Note 1 to our consolidated financial statements included in this quarterly report, we acquired the Aquarius on May 19, 2006. Net revenues and operating income for the Aquarius for the nine months ended September 30, 2007 were $83.3 million and $12.4 million, respectively.
     The following discussion of the results of operations at our gaming properties excludes the results of the Aquarius.
     Gross Revenues
     Gross revenues increased 3.5% to $272.5 million for the nine months ended September 30, 2007 from $263.2 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in slot and hotel revenues as discussed below.

     Casino Revenues
     Casino revenues increased 3.4% to $138.7 million, or 50.9% of gross revenues, for the nine months ended September 30, 2007 from $134.2 million, or 51.0% of gross revenues, for the nine months ended September 30, 2006. This increase was primarily due to an increase in slot revenue, due to a 4.3% increase in slot hold percentage. For the nine months ended September 30, 2007, slot machine revenues were $115.1 million, or 83.0% of casino revenues, and table game revenues were $19.1 million, or 13.8% of casino revenues, compared to $109.3 million and $19.2 million, respectively, for the nine months ended September 30, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $4.5 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively.
     Non-Casino Revenues
     Hotel revenues increased 7.7% to $53.0 million, or 19.5% of gross revenues, for the nine months ended September 30, 2007 from $49.2 million, or 18.7% of gross revenues, for the nine months ended September 30, 2006. This increase was primarily due to a 7.6% increase in the average daily room rate. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
     Food and beverage revenues increased 1.7% to $54.9 million, or 20.1% of gross revenues, for the nine months ended September 30, 2007, from $54.0 million, or 20.5% of gross revenues, for the nine months ended September 30, 2006. This increase was primarily due to a 6.7% increase in the average check amount partially offset by a 4.7% decrease in the number of covers. The decrease in the number of covers is due to the opening of an independently run Outback Steakhouse® at Arizona Charlie’s Decatur.
     Tower, retail and other revenues increased 0.4% to $25.9 million, or 9.5% of gross revenues, for the nine months ended September 30, 2007, compared to $25.8 million, or 9.8% of gross revenues, for the nine months ended September 30, 2006. This increase was primarily due to increased rental revenue due from the opening of an independently run night club at the Stratosphere, partially offset by reduced tower and ride revenues.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.0% for the nine months ended September 30, 2007 from 12.5% for the nine months ended September 30, 2006. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Stratosphere.
     Operating Expenses
     Casino operating expenses decreased 2.3% to $47.6 million, or 34.3% of casino revenues, for the nine months ended September 30, 2007, from $48.7 million, or 36.3% of casino revenues, for the nine months ended September 30, 2006. This decrease was primarily due to decreased slot participation expense, as a result of a reduction in participation games, partially offset by increased revenue taxes from increased casino revenues.
     Hotel operating expenses decreased 0.5% to $20.9 million, or 39.4% of hotel revenues, for the nine months ended September 30, 2007, from $21.0 million, or 42.7% of hotel revenues, for the nine months ended September 30, 2006. This decrease was primarily due to a reduction in commission and brokers fees, due to a decrease in reservations booked through wholesalers.
     Food and beverage operating expenses increased 9.2% to $42.9 million, or 78.1% of food and beverage revenues, for the nine months ended September 30, 2007, from $39.3 million, or 72.8% of food and beverage revenues, for the nine months ended September 30, 2006. This increase was primarily due to an increase in the cost of food and beverages, which is attributable to increased delivery costs.

     Other operating expenses decreased 4.4% to $10.9 million, or 42.1% of tower, retail and other revenues, for the nine months ended September 30, 2007, from $11.4 million or 44.2% of tower, retail and other revenues, for the nine months ended September 30, 2006. This decrease was primarily due to decreased payroll and related expenses and entertainer fees due to the cancellation of the afternoon show, Viva Las Vegas, at the Stratosphere.
     Selling, general and administrative expenses were primarily comprised of payroll, utilities, advertising and other administrative expenses. These expenses decreased 0.9% to $63.3 million, or 23.2% of gross revenues, for the nine months ended September 30, 2007, from $63.9 million, or 24.3% of gross revenues, for the nine months ended September 30, 2006. This decrease was primarily due to a decrease in payroll and related expenses.
     Interest Expense
     Interest expense decreased 0.6% to $15.3 million for the nine months ended September 30, 2007, from $15.4 million for the nine months ended September 30, 2006. The decrease of $0.1 million was due to the reversal of a portion of the accrued interest related to the decrease in the unrecognized tax benefit, partially offset by the senior secured revolving credit facility being outstanding for the full nine months of 2007 versus four months during the 2006 period.
Financial Condition
Liquidity and Capital Resources
     Our primary source of cash is from the operation of our properties. At September 30, 2007, we had cash and cash equivalents of $87.9 million. For the nine months ended September 30, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $50.3 million compared to approximately $41.8 million for the nine months ended September 30, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $18.9 million for the nine months ended September 30, 2006 to $33.2 million for the nine months ended September 30, 2007, reflecting factors discussed above. In addition to cash from operations, cash is available to us, if necessary, under our senior secured revolving credit facility entered into by us, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. At September 30, 2007, we had outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.
     Our primary use of cash during the nine months ended September 30, 2007 was for operating expenses, to pay interest on our 7.85% senior secured notes due 2012 and interest under our senior secured revolving credit facility. Our capital spending was approximately $18.5 million and $28.7 million for the nine months ended September 30, 2007 and 2006, respectively. We have estimated our 2007 capital spending for our existing facilities at approximately $31.1 million, which we anticipate to include approximately $14.9 million to purchase new and convert existing slot machines, of which approximately $11.5 million has been spent, and approximately $7.0 million for remaining Aquarius hotel renovations. The remainder of our capital spending estimate for 2007 will be for upgrades or maintenance to our existing assets.
     We believe operating cash flows will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to us or, if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
     The indenture governing our 7.85% senior secured notes due 2012 restricts the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The indenture also prohibits the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture governing the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2007, such ratio was 5.3 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of our assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the notes allows us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
     Additionally, as described above, we have a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the indenture governing the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of September 30, 2007, this ratio was 0.4 to 1.0.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years.  We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     With the exception of historical facts, the matters discussed in this report are forward-looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Please see Risk Factors in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2006. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
     We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $60.0 million under our senior secured revolving credit facility. As of September 30, 2007, there were $40.0 million of borrowings outstanding under the facility.
     The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $220.9 million as of September 30, 2007.
     For the nine months ended September 30, 2007, we incurred approximately $15.3 million in interest expense. Certain amounts of our outstanding indebtedness for that period were based upon a variable, LIBOR plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2007 by approximately $303,000. We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
     As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     During the nine months ended September 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Denise Barton
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Accounting Officer)

Date: November 9, 2007

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