Form 10-K
period 2007-12-31
American Casino & Entertainment Properties LLC
filed 2008-03-27
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 000-52975

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
Class A Membership Interests
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐             Accelerated filer ☐                         Non-accelerated filer ☑                    Smaller reporting company ☐
                  (Do not check if a smaller reporting company)
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2007

PART I
ITEM 1. BUSINESS
General
American Casino & Entertainment Properties LLC owns and operates four gaming and entertainment properties in southern Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s branded properties are well-recognized casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere, an offering of entertainment attractions that we believe cannot be found anywhere else in Las Vegas. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customer traffic to our properties.
We are a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius. We conduct our operations through direct and indirect wholly-owned subsidiaries. These subsidiaries are Stratosphere LLC and its wholly-owned subsidiaries, Stratosphere Gaming LLC, Stratosphere Land LLC, Stratosphere Advertising Agency and Stratosphere Leasing, LLC; and Charlie’s Holding LLC and its wholly-owned subsidiaries, Arizona Charlie’s, LLC, Fresca, LLC, and Aquarius Gaming LLC. Unless the context indicates otherwise, all references to “American Casino & Entertainment Properties LLC,” “ACEP,” the “Company,” “we,” “our,” “ours” and “us” refer to American Casino & Entertainment Properties LLC and include our subsidiaries.
On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.
On February 20, 2008, upon the consummation of the closing of the Acquisition contemplated by the Agreement, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP or the Amended Operating Agreement. On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans.
On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $225.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. The sale of our Class B Interests to Holdings is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.
On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable from our class A membership interests, or Class A Interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco or their respective affiliates, without the prior approval of the Nevada Gaming Commission.
On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered in to a Transfer Restriction Agreement. The Transfer Restriction Agreements provides, among other things, that:
•	Holdings has the right to acquire Class A Interests from Voteco on each occasion that Class B Interests held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

•	A specific purchase price, as determined in accordance with the Transfer Restriction Agreement, will be paid to acquire the Class A Interests from Voteco, and

•	Voteco will not transfer ownership of Class A Interests owned by it except pursuant to such option of Holdings.
On February 20, 2008, upon consummation of the Acquisition, Voteco acquired control of ACEP from our previous direct parent, AEP. AEP sold all the issued and outstanding membership interests of ACEP to Voteco pursuant to the Agreement. The membership interests of ACEP acquired by Voteco were redeemed and canceled pursuant to the terms of the Amended Operating Agreement entered into by ACEP, Voteco and Holdings upon the consummation of the Acquisition. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interest in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interest were contributions of capital made to Voteco by each of its three members. Voteco designated each of its members, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, as a board member of ACEP.
Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as members of our board. Each of the members of Voteco are party to the Transfer Restriction Agreement.
On February 20, 2008, upon the consummation of the Acquisition, ACEP, Voteco and Holdings entered into the Amended Operating Agreement. Pursuant to the Amended Operating Agreement, holders of Class A Interests will be entitled to one vote per interest in all matters to be voted on by our voting members. Except as otherwise expressly required by law, holders of Class B Interests will have no right to vote on any matters to be voted on by our members. Holders of Class A Interests and Class B Interests will have no preemptive rights, no other rights to subscribe for additional interests, no conversion rights and no redemption rights, will not benefit from any sinking fund, and will not have any preferential rights upon a liquidation. The Amended Operating Agreement contains provisions for indemnification of the members of our board and our officers and their respective affiliates.
On February 21, 2008, Icahn Enterprises L.P., or IELP, and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition, that ACEP has accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
Before the consummation of the Acquisition, ACEP was an indirect subsidiary of, and its ultimate parent was, IELP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2007, affiliates of Carl C. Icahn owned 10,304,013 preferred units and 64,288,061 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 91.2% of the outstanding depositary units of IELP. Mr. Icahn is the Chairman of the Board of Directors of Icahn Enterprises G.P., or IEGP, IELP’s general partner. IELP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, Icahn Enterprises Holdings L.P., or IEH. IEH is a holding company for IELP’s operating subsidiaries and investments. The general partner of IEH is IEGP.
Our management team has been responsible for the management of all three Las Vegas Properties since 2002. We purchased the Aquarius on May 19, 2006 from Harrah’s Operating Company, Inc.
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
We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. We believe that our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, our Ultimate Rewards and A.C.E. Rewards programs enables customers to receive and redeem rewards further encouraging frequent visits by our customers.
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
Stratosphere as a Destination Property for Visitors to Las Vegas
We believe the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. In our opinion, the Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including an award-winning, revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the three highest amusement rides in the world: the Big Shot, the X Scream and Insanity. The Stratosphere Tower also has a cocktail lounge, a wedding chapel and event space.
We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to approximately 1.4 million visits to the Stratosphere Tower in the twelve months ended December 31, 2007. We believe our attractions, as well as the introduction of additional entertainment-driven amenities will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.
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
          Casino
The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,300 slot machines, 49 table games, an eight table poker room, and a race and sports book. The Stratosphere has converted 100.0% of its video poker and slot machines to ticket-in/ticket-out technology.
For the years ended December 31, 2007, 2006 and 2005, approximately 72.2%, 68.2% and 70.7%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 25.9%, 27.3% and 25.9%, respectively, by table games. The Stratosphere derives its other gaming revenue from the poker room and race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square-foot resort pool and recreation area located on the eighth floor, which includes a café, cocktail bar, private cabanas and a fitness center, Beach Club 25, located on the 25th floor, provides a secluded adult pool. Approximately 1,700 of our guest rooms have been refurbished in the four years ended December 31, 2007.
The Stratosphere offers six themed restaurants and six lounges, two of which feature live entertainment.  The C-Bar, our most recent addition to the Stratosphere’s lounges, opened in November of 2006 and is centrally located within the casino. Our premier restaurant is Top of the World Restaurant, a 336-seat revolving restaurant located on the 106th floor of the tower. Located 833 feet over the Las Vegas Strip, the Top of the World has been Michelin Guide recommended for 2007. In addition, it has been awarded the Certified Angus Beef Restaurant Marketer of the Year for 2007 and has been granted the “Award of Excellence” from Wine Spectator Magazine for over 10 years.
          The Tower
The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.
The Tower Pod features the three highest thrill rides in the world:
•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower Pod, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;

•	X Scream, is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip; and

•	Insanity, which opened in March 2005, holds ten passengers in “escape proof” seats in an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three “G’s.” As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below.

The Tower Pod also includes:
•	event space and wedding chapels, at levels 103 and 104;

•	Romance at Top of the World, a 156-seat lounge, at level 107; and

•	indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop, Starbucks®, snack bar, free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.
          Retail and Entertainment
The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. The retail center contains 44 shops, five of which are food venues, and space for 16 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers evening and late-night shows, which are designed to appeal to value-oriented visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute, and Bite, a vampire-themed adult review.
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
          Casino
Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,350 slot machines, 15 table games, a 24-hour bingo parlor, a keno lounge, a race and sports book and a poker lounge.
Approximately 52.0% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Decatur has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2007, 2006 and 2005, approximately 91.5%, 89.7% and 89.3%, respectively, of the property’s gaming revenue was generated by slot machine play and 4.4%, 5.3% and 4.9%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.
Arizona Charlie’s Decatur has three restaurants, one of which is an independently run franchised, Subway® and Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.
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
          Casino
Arizona Charlie’s Boulder contains approximately 47,000 square feet of gaming space, 6,000 of which was added in June 2006, with approximately 1,100 slot machines, 16 table games, a 24-hour bingo parlor and a race and sports book. The additional gaming space features approximately 230 new slot machines, a new A.C.E. Rewards center, and a new hotel front desk.
Approximately 52.2% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Arizona Charlie’s Boulder is 100% converted to ticket-in/ticket-out technology. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.
For the years ended December 31, 2007, 2006 and 2005, approximately 89.6%, 89.3% and 88.1%, respectively, of gaming revenue was generated by slot machine play and 6.1%, 6.0% and 7.1%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which primarily serve to attract customers for slot machines and table games.
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
We renamed the property, the Aquarius Casino Resort, or the Aquarius. The Aquarius owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. In 2006, we initiated a large capital improvement program for the Aquarius. We currently estimate the cost of the improvements to be approximately $52.1 million through 2008, of which approximately $30.3 million had been expended, through December 31, 2007. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines and new signage. Currently planned 2008 capital improvements to the Aquarius include renovations to our suites as well as standard rooms in our Arizona and California towers.
The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southerly portion of the State of Nevada. Laughlin is located along the west side of the Colorado River which forms the boundary between the States of Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.
          Casino
The Aquarius contains approximately 57,000 square feet of gaming space with approximately 1,200 slot machines,

42 table games, including a three table poker room, a keno lounge and a race and sports book.
Approximately 33.0% of the slot machines at Aquarius Casino Resort are video poker games. Aquarius Casino Resort emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Aquarius Casino Resort has converted 100% of its video poker and slot machines to ticket-in/ticket-out technology. Many table games at the Aquarius Casino Resort are devoted to double-deck, hand-dealt blackjack play.
For the year ended December 31, 2007 and from the date of acquisition through December 31, 2006, approximately 84.0% and 80.5%, respectively, of the property’s gaming revenue was generated by slot machine play and 13.2% and 15.5%, respectively, by table games. Aquarius Casino Resort derives its other gaming revenue from keno, poker and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
          Hotel, Food and Beverage
The Aquarius is the largest hotel in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 15-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; three restaurants, including the Aqua Bella, which is designed for fine dining and is utilized in the mornings for player’s club members’ breakfast, the Windows on the River Buffet and Café Aquarius, a diner which is open 24 hours. The Aquarius has four franchised fast food restaurants. Two nationally recognized brand names operate within the Aquarius:  the Outback Steakhouse®, and Starbucks®. The Aquarius also has four bars, one of which is an entertainment lounge, and one lounge patio.
          Retail and Entertainment
Total meeting space at the Aquarius is nearly 30,000 square feet, with approximately 19,300 devoted to the pavilion which can accommodate 1,300 to 2,000 guests. The ballroom hosts numerous stage shows and musical reviews. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate 300 guests. The outdoor amphitheater can accommodate 3,300 seats and is utilized approximately 16 times a year. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages. The property also includes a leased gift shop, one retail shop, the Jewels of Laughlin, which is leased to an outside operator and a parking garage with a capacity for 2,420 cars. Tours of the Colorado River are offered aboard the “Celebration” paddle-wheeler style boat and jet ski’s can be rented from the Aquarius’ boat dock; both businesses are operated by lessees.
Marketing Strategy
We market our properties to both the tourist and local resident markets. The primary market for the Stratosphere is the middle-market, value conscious Las Vegas visitor. Both Arizona Charlie’s Decatur and Arizona Charlie’s Boulder cater to the local Las Vegas resident market. The Aquarius targets the middle to high-end visitor to Laughlin, Nevada and local residents.
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
In the Las Vegas tourist market, we primarily target middle-market customers who focus on obtaining value in their gaming, lodging and dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded customer. The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World our gourmet restaurant located at the top of the tower, however, caters to higher-end customers. Advertising and promotional campaigns are designed to maximize hotel room occupancy, visits to the tower, attendance at our shows, and the attraction and retention of players to the property.

In the Las Vegas local market, we strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder market their hotels and casinos primarily to local residents of Las Vegas and the surrounding communities. We believe that the properties’ pricing and gaming odds make them two of the best values in the gaming industry and that their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, boutique casinos and more attentive service.
We believe that our Las Vegas management team has repositioned each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program.
The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Aquarius targets the mid to high end customer in this market seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. The facility has been upgraded with 1,000 new slot machines, new lobby, new V.I.P. Check-In, V.I.P. Players Lounge, a refurbished Center Bar and the addition of a patio lounge providing views of the Colorado River. Two nationally recognized brand names operate within the Aquarius:  the Outback Steakhouse®, and Starbucks®.
Trademarks
We regard our trademarks, service marks, trade names and similar intellectual property as important to our success. We rely on a combination of laws and contractual restrictions with our employees, customers and others to establish and protect our proprietary rights. We have registered a large number of trademarks and service marks in the United States, including the names of our hotels and casinos. We use certain other trademarks, trade names, service marks and similar intellectual property owned by third parties in our business.
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
Competition
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous other tourist attractions. Numerous Las Vegas hotel and casino resorts are themselves tourist attractions. Each of these resorts competes with us in our ability to attract visitors to the Stratosphere. The Stratosphere’s hotel and food and beverage operations compete directly with other properties targeting the budget-minded, middle-market Las Vegas visitor. Some of our competitors on the Las Vegas Strip include, but are not limited to, hotels and casinos such as the Sahara, the Riviera, Circus Circus, the Luxor and the Tropicana. The Stratosphere competes with other hotels and casinos on the Las Vegas Strip based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.
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
The Aquarius competes primarily with other Laughlin hotels and casinos, some of similar size, located along the Colorado River. From a competitive standpoint, we believe that the Aquarius is the largest hotel in Laughlin based on the number of available rooms and we believe that the Aquarius casino has the third largest number of slot machines of its competitors. The Aquarius competes with other hotels and casinos in Laughlin based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions.
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
Tourist Market
According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 30.5 million visitors in 1997 to 39.2 million visitors in 2007, a compound annual growth rate of 2.3%. The number of hotel and motel rooms in Las Vegas has increased by over 26%, from 105,347 at the end of 1997 to 132,947 at the end of 2007, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1997 through 2007.
Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room count have grown. Between 1997 and 2007, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 5.4%
According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show attendees in Las Vegas increased from approximately 3.5 million in 1997 to 6.2 million in 2007, representing a compound annual growth rate of 5.3%. Trade show attendees spent approximately $8.4 billion in 2007.
We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.
Local Market
Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,115,940 in 1996 to 1,912,654 in 2006, a compound annual growth rate of 5.0%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2006, median household income in Clark County was $53,536, compared with the national median income of $48,451.
The Laughlin Market
The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,700 rooms and its gaming revenue for 2007 was $631 million.
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
Owner and Operator Licensing Requirements
Our subsidiaries that operate casinos are licensed by the Nevada Gaming Authorities as limited liability company licensees, which we refer to herein as company licensees. Under their gaming licenses, company licensees are required to pay periodic fees and taxes. The gaming licenses are not transferable.
To date, our company licensees have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, gaming licenses and related approvals are privileges under Nevada law, and we cannot assure you that any new gaming license or related approvals that may be required in the future will be granted, or that any existing gaming licenses or related approvals will not be limited, conditioned, suspended, revoked or renewed.
Registration Requirements
On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order (1) prohibits Voteco or Holdings or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable from our Class A Interests or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco or their respective affiliates, without the prior approval of the Nevada Gaming Commission.
ACEP has been found suitable by the Nevada Gaming Commission to own the equity interests of Stratosphere LLC, Charlie’s Holding and Aquarius Gaming LLC, which is a company licensee. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as a holding company found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie’s, LLC and Fresca, LLC. Stratosphere LLC has been registered as a holding company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee.
Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.
Individual Licensing Requirements
No person may become a stockholder or member of, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with our gaming operations to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Key employees of a company licensee may also be required to file such applications. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.
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
Requirements for Equity Security Holders
Regardless of the number of equity interests held, any beneficial holder of a registered company’s voting or non-voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting or non-voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.
The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can own up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the publicly traded registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.
A registered company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and certain restrictions imposed by applicable gaming laws. To date, this requirement has not been imposed on us.
Consequences of Being Found Unsuitable
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. A registered company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to hold an equity interest or to have any other relationship with, it:

•	pays that person any dividend or interest upon any voting securities;

•	allows that person to exercise, directly or indirectly, any voting right held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.
Requirements for Debt Security Holders
The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered company to file an application, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:
•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
Approval of Public Offerings
Neither we nor any of our affiliates may make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Control Board or the Nevada Gaming Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.
Approval of Changes in Control
A registered company must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:
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
Fees and Taxes
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:
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
Employees
At December 31, 2007, we had approximately 5,300 employees, of which approximately 2,050 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.
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
Item 1A. RISK FACTORS
We have a large amount of debt, which could restrict our operations and impair our financial condition.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from the Goldman Term Loans pursuant to certain mortgage and mezzanine loan agreements.
Our substantial indebtedness could have adverse consequences, including:
•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the instruments governing our debt and preferred stock.
The Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired.
These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. A breach of these covenants could result in a default under the terms of our debt. If there were an event of default under our outstanding indebtedness and the obligations thereunder accelerated, our assets and cash flow might not be sufficient to repay our outstanding debt and we could be forced into bankruptcy.
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
A recession or downturn in the general economy could result in fewer customers visiting our properties and as a result, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings, because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Additionally, rising fuel prices could deter non-local visitors from traveling to our properties.
The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and the wars in Afghanistan and Iraq had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Many of the customers of our properties travel by air, and the cost and availability of air service can affect our business. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.
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
We adopted a Key Employee Plan in conjunction with the Acquisition, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Voteco. Many key employees may leave shortly after completion of the transition period.

Because we are currently dependent upon four properties for all our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.
Given that our operations are currently conducted at four properties in the state of Nevada, we are subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:
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
We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or indebtedness, we may not be able to meet payroll or statutory tax payment requirements.
We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business.
On February 20, 2008, certain of our wholly-owned indirect subsidiaries obtained terms loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. The Goldman Term Loans are subject to various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties. Any future failure to comply with the covenants could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that Goldman Sachs Mortgage Company will waive defaults that may occur in the future. If we were forced to refinance the Goldman Term Loans, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and have, in the past, been required to aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps included working to improve collections, adjusting the timing of cash expenditures and reducing operating expenses where feasible.
We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, our business may be adversely affected.
Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. Without electrical power or a failure of the technology services needed to run the computers, we may be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations.
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events.
Item 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Please also see the discussion of our properties contained in this annual report on Form 10-K under the caption “Item 1. Business — Our Gaming and Entertainment Properties.”
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Member Matters
As of December 31, 2007, there was no public market for our common equity. The indenture governing our 7.85% senior secured notes and the terms of the $60.0 million senior secured revolving credit facility restricted our payment of dividends and distributions. On February 15, 2008, in connection with the Acquisition, we repaid in full, all outstanding borrowings and terminated all commitments under the senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
No established public trading market exists for our equity securities. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our equity securities.
There are no outstanding options or warrants to purchase, or securities convertible into, our common equity. All of our membership interests are subject to sale pursuant to Rule 144 under the Securities Act, subject to the limitations set forth therein. We have not agreed with any security holder to register any of our common equity for sale by any security holder. None of our common equity is being, or has been publicly proposed to be, publicly offered by us.
As of the closing of the Acquisition, we have one holder of record of our Class A Interests and one holder of record of our Class B Interests.
We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity.
There are no securities authorized for issuance under equity compensation plans and we do not anticipate authorizing securities for issuance under equity compensation plans in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain of our selected historical consolidated financial data (see Note 1 “Notes To Consolidated Financial Statements”), which you should read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.
The selected historical consolidated financial data as of December 31, 2007, 2006, 2005, 2004, and 2003, and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, each has been derived from our audited consolidated financial statements at those dates and for those periods.

		Years Ended December 31,
	2007	2006	2005	2004	2003
		(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$265,138	$220,814	$182,939	$167,972	$147,888
Hotel	88,242	75,587	61,861	54,653	47,259
Food and beverage	91,160	83,667	70,060	66,953	59,583
Tower, retail and other	40,074	35,912	35,413	33,778	30,336

Gross revenues	484,614	415,980	350,273	323,356	285,066
Less promotional allowances	40,406	30,281	22,291	23,375	22,255

Net revenues	444,208	385,699	327,982	299,981	262,811

Cost and expenses:
Casino	87,984	80,060	63,216	61,985	61,284
Hotel	35,396	33,419	26,957	24,272	22,074
Food and beverage	68,398	60,052	51,784	48,495	44,990
Other operating expenses	17,943	16,856	15,372	14,035	14,008
Selling, general and administrative	126,008	107,073	81,321	78,720	74,985
Depreciation and amortization	36,034	28,620	23,305	23,516	20,222
Pre-opening costs	—	1,904	—	—	—
(Gain) loss on sale of assets	8	239	(25)	96	1,401

Total costs and expenses	371,771	328,223	261,930	251,119	238,964

Income from operations	72,437	57,476	66,052	48,862	23,847

Other income (expense):
Interest income	2,367	2,239	1,617	1,049	426
Interest expense	(20,574)	(21,314)	(18,846)	(18,939)	(5,389)

Total other expense, net	(18,207)	(19,075)	(17,229)	(17,890)	(4,963)

Income before income taxes	54,230	38,401	48,823	30,972	18,884

Provision (benefit) for income taxes	15,602	12,758	16,789	10,100	(1,798)

Net income	$38,628	$25,643	$32,034	$20,872	$20,682

OTHER FINANCIAL DATA:
Capital expenditures	$22,465	$46,851	$28,219	$14,009	$33,465

		As of December 31,
	2007	2006	2005	2004	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,265	$54,912	$108,316	$75,161	$77,258
Total assets	605,098	575,826	494,257	464,341	480,738
Total debt (1)	257,330	257,825	218,298	218,748	105,243
Member’s equity	296,369	257,741	232,098	200,996	330,345

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable, including for 2003 notes payable to related parties.

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
Aquarius Transaction
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our former indirect parent, Icahn Enterprises Holdings L.P., or IEH, to acquire, own and operate the Aquarius, and IEH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
Overview
We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, formerly known as the Flamingo Laughlin Hotel and Casino, in Laughlin, Nevada, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.
Patron Gaming Volume
The information contained in the following table relates to Clark County, Nevada and was obtained from the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

	Years Ending December 31,
	2007	2006	2005
Total gaming revenue	$10,868,554,000	$10,643,824,000	$9,716,860,000
Number of slot machines	128,904	131,430	130,945
Number of table games	4,458	4,511	4,450
Number of visitors	39,196,761	38,914,889	38,566,717
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

Results of Operations

	Years Ended December 31,
		Excluding Aquarius
	Including Aquarius				2007 to 2006	2006 to 2005
	2007	2007	2006	2005	% Change	% Change
		(in millions)
Income Statement Data:
Revenues:
Casino	$265.1	$184.2	$179.6	$182.9	2.6%	-1.8%
Hotel	88.2	70.3	65.4	61.9	7.5%	5.7%
Food and beverage	91.2	72.9	72.3	70.1	0.8%	3.1%
Tower, retail and other	40.1	35.2	33.7	35.4	4.5%	-4.8%

Gross revenues	484.6	362.6	351.0	350.3	3.3%	0.2%
Less promotional allowances	40.4	25.7	22.9	22.3	12.2%	2.7%

Net revenues	444.2	336.9	328.1	328.0	2.7%	0.0%

Costs and expenses:
Casino	88.0	63.2	65.1	63.2	-2.9%	3.0%
Hotel	35.4	27.7	27.8	27.0	-0.4%	3.0%
Food and beverage	68.4	57.5	52.3	51.8	9.9%	1.0%
Other operating expenses	18.0	14.7	15.4	15.4	-4.5%	0.0%
Selling, general and administrative	126.0	87.8	85.1	81.3	3.2%	4.7%
Depreciation and amortization	36.0	27.2	24.6	23.3	10.6%	5.6%

Total costs and expenses	371.8	278.1	270.3	262.0	2.9%	3.2%

Income from operations	$72.4	$58.8	$57.8	$66.0	1.7%	-12.4%

As disclosed in Note 1 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and income from operations at the Aquarius for the year ended December 31, 2007, were $107.3 million and $13.6 million, respectively.
The following discussion of the results of operations at our gaming properties excludes the results of Aquarius, because the partial year results for the Aquarius in 2006, does not allow for accurate comparisons.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Gross revenues increased 3.3% to $362.6 million for the year ended December 31, 2007 from $351.0 million for the year ended December 31, 2006. This increase was primarily due to an increase in slot and hotel revenues, as discussed below.
Casino Revenues
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 2.6% to $184.2 million, or 50.8% of gross revenues, for year ended December 31, 2007 from $179.6 million, or 51.2% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to an increase in slot revenue, due to a 2.6% increase in hold percentage, partially offset by a decrease in table games revenue, due to a 2.0% decrease in table drop, decreased poker revenue and decreased race and sports revenue. For the year ended December 31, 2007, slot machine revenues were $153.3 million, or 83.2% of casino revenues, and table game revenues were $25.0 million, or 13.6% of casino revenues, compared to $145.6 million and $25.6 million, respectively, for the year ended December 31, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $5.9 million and $8.4 million for the years ended December 31, 2007 and 2006, respectively.
Non-Casino Revenues
Hotel revenues increased 7.5% to $70.3 million, or 19.4% of gross revenues, for the year ended December 31, 2007 from $65.4 million, or 18.6% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to a 7.8% increase in average daily room rate.
Food and beverage revenues increased 0.8% to $72.9 million, or 20.1% of gross revenues, for the year ended December 31, 2007, from $72.3 million, or 20.6% of gross revenues, for the year ended December 31, 2006. This increase was due to an increase in the average check amount partially offset by a decrease in the number of covers.
Tower, retail and other revenues increased 4.5% to $35.2 million, or 9.7% of gross revenues, for the year ended December 31, 2007 from $33.7 million, or 9.6% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to increased retail and leasing rental revenue.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.0% for the year ended December 31, 2007 from 12.8% for the year ended December 31, 2006. This increase was primarily due to increased marketing promotions, especially at the Stratosphere and Arizona Charlie’s Boulder.
Operating Expenses
Casino operating expenses decreased 2.9% to $63.2 million, or 34.3% of casino revenues, for the year ended December 31, 2007, from $65.1 million, or 36.2% of casino revenues, for the year ended December 31, 2006. This decrease was primarily due to decreased participation expenses. Participation expense includes fees paid to game owners for use of their games.
Hotel operating expenses decreased 0.4% to $27.7 million, or 39.4% of hotel revenues, for the year ended December 31, 2007, from $27.8 million, or 42.5% of hotel revenues, for the year ended December 31, 2006. This decrease was primarily due to decreased commissions and broker fees and a decrease in the hotel occupancy rate.
Food and beverage operating expenses increased 9.9% to $57.5 million, or 78.9% of food and beverage revenues, for the year ended December 31, 2007, from $52.3 million, or 72.3% of food and beverage revenues, for the year ended December 31, 2006. This increase was primarily due to an increase in labor and food costs.
Other operating expenses decreased 4.5% to $14.7 million, or 41.8% of tower, retail and other revenues, for the year ended December 31, 2007, from $15.4 million, or 45.7% of tower, retail and other revenues, for the year ended December 31, 2006. This decrease was primarily due to a decrease in labor costs and entertainer fees, due to the cancellation of the afternoon show, Viva Las Vegas, at the Stratosphere, in mid-2006.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 3.2% to $87.8 million, or 24.2% of gross revenues, for the year ended December 31, 2007, from $85.1 million, or 24.2% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to an increase in labor costs.
Interest Expense
Interest expense decreased 3.3% to $20.6 million for the year ended December 31, 2007, from $21.3 million for the year ended December 31, 2006. The decrease of $0.7 million was primarily due to a reduction in the outstanding borrowings under the senior secured revolving credit facility during 2006 and the reversal of a portion of the accrued interest related to the decrease in the unrecognized tax benefit.
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
Tower, retail and other revenues decreased 4.8% to $33.7 million, or 9.6% of gross revenues, for the year ended December 31, 2006 from $35.4 million, or 10.1% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to a reduction in tower revenues caused by the removal of a roller coaster from the tower pod.
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
Financial Condition
Liquidity and Capital Resources
Our primary source of cash is from the operation of our properties. For the year ended December 31, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled $73.4 million. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to us complying with financial and other covenants (discussed below), until May 12, 2010. We borrowed the maximum amount available under the facility, $60.0 million, in order to fund our acquisition of the Aquarius. On February 15, 2008, in connection with the Acquisition, we repaid in full, all outstanding borrowings and terminated all commitments under the senior secured credit facility. At December 31, 2007, we had cash and cash equivalents of $107.3 million.
Our primary use of cash during the year ended December 31, 2007 was for operating expenses, to pay interest on our 7.85% senior secured notes due 2012 and interest under our senior secured revolving credit facility. Our capital spending was approximately $22.5 million for the year ended December 31, 2007. For the year ended 2007, capital spending included $11.4 million to purchase new and convert existing slot machines and $2.4 million for Aquarius hotel renovations. Currently we estimate our capital spending to be approximately $20.0 million, primarily for slot machines and minor projects. This amount will be re-evaluated over the next three to six months.
In addition to our regular capital spending plan, we were required to put $54.0 million in reserve for capital projects, as part of our financing related to the acquisition of our membership interests. These projects include approximately $19.0 million for the Aquarius hotel renovation, approximately $25.0 million renovation at the Stratosphere and approximately $10.0 million at Decatur for an event room and other projects. These funds are required to be spent over the next 12 to 18 months.
We funded the acquisition of the Aquarius with existing cash and borrowings of $60.0 million, under our senior secured revolving credit facility. We intend to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Aquarius, was $114.0 million. We currently estimate the cost of the improvements to be approximately $52.1 million through 2008, of which approximately $30.3 million had been expended, through December 31, 2007. The capital improvement plan includes replacing slot machines, refurbishment of the casino, upgraded technologies, hotel renovations, signage and various other improvements. The replacements of slot machines, refurbishment of the casino and the technology upgrade were completed in 2006 and 2007.
We believe operating cash flows will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the Goldman Term Loans, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (3.1% at February 20, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million will be amortized to interest expense, using the effective interest method, over the two-year life of the agreement.
Until the closing of the Acquisition, our 7.85% senior secured notes due 2012 prohibited the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by us and our restricted subsidiaries, with certain exceptions, provided that we may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture of the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2007, such ratio was 5.4 to 1.0. The notes allowed us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
Additionally, until the closing of the Acquisition, we had a senior secured revolving credit facility that allowed for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. The facility contained restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility required that, as of the last date of each fiscal quarter, our ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of December 31, 2007, this ratio was 0.4 to 1.0. At December 31, 2007, there were $40.0 million of borrowings outstanding under the facility and availability of $20.0 million.
Pursuant to the terms of the Agreement, prior to the closing of the Acquisition, AEP was required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility. On February 15, 2008, in connection with the closing of the Acquisition, ACEP repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
The following table sets forth, contractual obligations of ACEP at December 31, 2007.

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt (1)	$255,000	$—	$40,000	$215,000	$—
Interest on debt (1)	82,157	19,418	37,353	25,386	—
Capital leases, including interest	9,024	660	1,046	170	7,148
Other contractual obligations	7,179	7,073	106	—	—

Total	$353,361	$27,151	$78,506	$25,556	$222,148

(1)	On February 15, 2008, ACEP repaid all of the 7.85% senior secured notes due 2012 and the senior secured revolving credit facility. In connection with the closing of the Acquisition, we have obtained term loans in an aggregate amount of approximately $1.1 billion that have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term.
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
Slot Club Liability. We offer programs, named Ultimate Rewards and A.C.E. Rewards, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after twelve months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
Self-Insurance. We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties as well as workers compensation claims and major medical claims for non-union employees. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
Income Taxes. Prior to the closing of the Acquisition, for federal income tax purposes, our taxable income or loss was included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provided for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provided for payments from AEP to us for any previously paid tax liabilities that are reduced as a result of subsequent determinations by any governmental authority, or as a result of any tax losses or credits that are allowed to be carried back to prior years. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement.
We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, “Accounting for Income Taxes,” No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2007, based on the factors above, we expect to realize full tax benefit from our deferred tax assets and have determined that no valuation allowance is warranted.
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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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
Trends and Other Uncertainties
We refer you to Item 1A Risk Factors for a discussion of trends, uncertainties and other factors that could affect us.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2007, there were $40.0 million of borrowings outstanding under our senior secured revolving credit facility. On February 15, 2008, we repaid in full all amounts outstanding, and terminated all commitments, under our senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of the 7.85% senior secured notes due 2012, was approximately $222.3 million as of December 31, 2007. Pursuant to the terms of the Agreement, prior to the closing of the Acquisition, AEP was required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility, and all such amounts were repaid on February 15, 2008, at a price of $1,040.75 per $1,000 principal amount, for a value of $223.8 million.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from the Goldman Term Loans pursuant to certain mortgage and mezzanine loan agreements.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (3.1% at February 20, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million will be amortized to interest expense, using the effective interest method, over the two-year life of the agreement.
For the year ended December 31, 2007, we incurred approximately $20.6 million in interest expense. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2007 by approximately $406,000. If the Goldman Term Loans had existed for the year ended December 31, 2007, a 1% increase in the LIBOR would have increased our interest cost for 2007 by approximately $11.3 million.
Other than the interest rate cap agreements we are required to maintain under the terms of the Goldman Term Loans, we do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and the Member
American Casino & Entertainment Properties LLC
We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC, or the Company, as of December 31, 2007 and 2006, and the related consolidated statements of income, member’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 19, 2008

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2007	2006
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$107,265	$54,912
Cash and cash equivalents-restricted	—	269
Investments-restricted	2,858	3,457
Accounts receivable, net	5,615	6,752
Related party receivables	—	472
Deferred income taxes	4,309	2,948
Other current assets	11,999	16,773

Total Current Assets	132,046	85,583

Property and equipment, net	431,970	445,788

Debt issuance and deferred financing costs, net	4,555	5,729
Deferred income taxes	34,503	36,212
Other assets	2,024	2,514

Total Other Assets	41,082	44,455

TOTAL ASSETS	$605,098	$575,826

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$4,730	$6,708
Accrued expenses	27,347	33,168
Accrued payroll and related expenses	16,936	14,391
Current portion of capital lease obligation	520	496
Total Current Liabilities	49,533	54,763

Long-Term Liabilities:
Long-term debt	255,000	255,000
Capital lease obligations, less current portion	1,810	2,329
Other	2,386	5,993

Total Long-Term Liabilities	259,196	263,322

Total Liabilities	308,729	318,085

Commitments and Contingencies

Member’s Equity:
Member’s Equity	296,369	257,741

Total Member’s Equity	296,369	257,741

TOTAL LIABILITIES AND MEMBER’S EQUITY	$605,098	$575,826

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
	(in thousands)
REVENUES:
Casino	$265,138	$220,814	$182,939
Hotel	88,242	75,587	61,861
Food and beverage	91,160	83,667	70,060
Tower, retail and other	40,074	35,912	35,413

Gross revenues	484,614	415,980	350,273
Less promotional allowances	40,406	30,281	22,291

Net revenues	444,208	385,699	327,982

COSTS AND EXPENSES:
Casino	87,984	80,060	63,216
Hotel	35,396	33,419	26,957
Food and beverage	68,398	60,052	51,784
Other operating expenses	17,943	16,856	15,372
Selling, general and administrative	126,008	107,073	81,321
Depreciation and amortization	36,034	28,620	23,305
Pre-opening costs	—	1,904	—
(Gain) loss on sale of assets	8	239	(25)

Total costs and expenses	371,771	328,223	261,930

INCOME FROM OPERATIONS	72,437	57,476	66,052

OTHER INCOME (EXPENSE):
Interest income	2,367	2,239	1,617
Interest expense	(20,574)	(21,314)	(18,846)

Total other expense, net	(18,207)	(19,075)	(17,229)

INCOME BEFORE INCOME TAXES	54,230	38,401	48,823

Provision for income taxes	15,602	12,758	16,789

NET INCOME	$38,628	$25,643	$32,034

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,628	$25,643	$32,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,034	28,620	23,305
(Gain) loss on sale of assets	8	239	(25)
Provision (benefit) for deferred income taxes	348	317	9,645
Changes in operating assets and liabilities:
Restricted cash	269	235	(56)
Accounts receivable, net	1,137	(686)	(225)
Other current assets	5,863	(2,459)	(715)
Accounts payable and accrued expenses	(5,254)	11,452	(2,296)
Other	(3,607)	108	628

Net Cash Provided By Operating Activities	73,426	63,469	62,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments — restricted	599	(629)	(282)
Acquisition of property and equipment	(22,465)	(46,851)	(28,219)
Acquisition of Flamingo Laughlin, net of cash acquired	—	(109,439)	—
Decrease (increase) in related party receivables	472	499	(232)
Proceeds from sale of property and equipment	816	468	43

Net Cash Used In Investing Activities	(20,578)	(155,952)	(28,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	—	(448)	—
Proceeds from line of credit	—	60,000	—
Payments on line of credit	—	(20,000)	—
Payments on capital lease obligation	(495)	(473)	(450)

Net Cash Provided By (Used In) Financing Activities	(495)	39,079	(450)

Net increase (decrease) in cash and cash equivalents	52,353	(53,404)	33,155
Cash and cash equivalents — beginning of period	54,912	108,316	75,161

Cash And Cash Equivalents — end of period	$107,265	$54,912	$108,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$19,922	$19,248	$17,188

Cash paid for income taxes, net of refunds	$17,984	$14,750	$9,200

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Utilization of tax losses by a related party	$—	$—	$932

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in thousands)

Member’s
Equity
Balances at December 31, 2004	$200,996
Distribution	(932)
Net Income	32,034

Balances at December 31, 2005	232,098
Net Income	25,643

Balances at December 31, 2006	257,741
Net Income	38,628

Balances at December 31, 2007	$296,369

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
American Casino & Entertainment Properties LLC (ACEP or the “Company”) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or the IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc.
For the periods presented, ACEP was a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent was Icahn Enterprises L.P., or IELP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2007, affiliates of Mr. Carl C. Icahn owned 10,304,013 preferred units and 64,288,061 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 91.2% of the outstanding depositary units of IELP. Mr. Icahn is the Chairman of the Board of Directors of Icahn Enterprises G.P. Inc., or IEGP, IELP’s general partner.
ACEP owns and operates four gaming and entertainment properties in southern Nevada; the Stratosphere, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius. In January 2004, ACEP entered into a membership interest purchase agreement with Starfire Holding Corporation, or Starfire, which is wholly-owned by Mr. Icahn, in which ACEP agreed to purchase all of the membership interests in Charlie’s Holding LLC, a newly-formed entity that owns Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The closing of this acquisition was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board and was completed on May 26, 2004. The purchase price was $125.9 million. Additionally, in January 2004, ACEP entered into a contribution agreement with AEP and IEH, in which IEH agreed to contribute 100% of the outstanding capital stock of Stratosphere Corporation, which was approved by the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board. These transactions represent a reorganization of entities under the common control of Mr. Icahn. Accordingly, the historical cost basis of the underlying net assets was retained over the period of common ownership for all periods presented. Pursuant to ACEP’s purchase agreement with Starfire, certain contributions of $35.1 million and certain distributions of $187.8 million were made to and by ACEP which included the acquisition of Arizona Charlie’s.
On April 22, 2007, AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.
On February 20, 2008, upon the consummation of the closing of the Acquisition contemplated by the Agreement, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP or the Amended Operating Agreement. On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.

The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans.
On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $225.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. The sale of our Class B Interests to Holdings is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.
On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable from our class A membership interests, or Class A Interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco or their respective affiliates, without the prior approval of the Nevada Gaming Commission.
On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered in to a Transfer Restriction Agreement. The Transfer Restriction Agreements provides, among other things, that:
•	Holdings has the right to acquire Class A Interests from Voteco on each occasion that Class B Interests held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

•	A specific purchase price, as determined in accordance with the Transfer Restriction Agreement, will be paid to acquire the Class A Interests from Voteco, and

•	Voteco will not transfer ownership of Class A Interests owned by it except pursuant to such option of Holdings.
On February 20, 2008, upon consummation of the Acquisition, Voteco acquired control of ACEP from our previous direct parent, AEP. AEP sold all the issued and outstanding membership interests of ACEP to Voteco pursuant to the Agreement. The membership interests of ACEP acquired by Voteco were redeemed and canceled pursuant to the terms of the Amended Operating Agreement entered into by ACEP, Voteco and Holdings upon the consummation of the Acquisition. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interest in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interest were contributions of capital made to Voteco by each of its three members.
Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as members of our board. Each of the members of Voteco are party to the Transfer Restriction Agreement.
On February 20, 2008, upon the consummation of the Acquisition, ACEP, Voteco and Holdings entered into the Amended Operating Agreement. Pursuant to the Amended Operating Agreement, holders of Class A Interests will be entitled to one vote per interest in all matters to be voted on by our voting members. Except as otherwise expressly required by law, holders of Class B Interests will have no right to vote on any matters to be voted on by our members. Holders of Class A Interests and Class B Interests will have no preemptive rights, no other rights to subscribe for additional interests, no conversion rights and no redemption rights, will not benefit from any sinking fund, and will not have any preferential rights upon a liquidation. The Amended Operating Agreement contains provisions for indemnification of the members of our board and our officers and their respective affiliates.

On February 21, 2008, Icahn Enterprises L.P., or IELP, and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition, that ACEP has accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under.
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
The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Food and Beverage	$9,463	$8,723	$7,101
Rooms	76	157	41
Other	28	36	33

Total	$9,567	$8,916	$7,175

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash equivalents consist of interest-bearing deposits, money market funds and debt instruments, all of which are maintained with what management believes to be high credit quality financial institutions, based on the financial markets today. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.
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
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2007, 2006 and 2005, we capitalized interest of $21,000, $110,000 and $0, respectively.
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
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2007, 2006 and 2005, amortization of debt issue costs totaled $1.2 million, $1.1 million and $1.1 million, respectively, and are included in interest expense on the accompanying consolidated statements of income.
Slot Club Liability
We offer programs, named Ultimate Rewards and A.C.E. Rewards, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after twelve months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
Debt
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of the 7.85% senior secured notes due 2012, was approximately $222.3 million as of December 31, 2007. Pursuant to the terms of the Agreement, prior to the closing of the Acquisition, AEP was required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility, and all such amounts were repaid on February 15, 2008, at a price of $1,040.75 per $1,000 principal amount, for a value of $223.8 million.
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $18.9 million, $13.8 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Income Taxes
Prior to the closing of the Acquisition, for federal income tax purposes, our taxable income or loss is included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provided for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provided for payments from AEP to us for any previously paid tax liabilities that are reduced as a result of subsequent determinations by any governmental authority, or as a result of any tax losses or credits that are allowed to be carried back to prior years. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement.

We account for income tax assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company maintains valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2007, based on the factors above, the Company expects to realize full tax benefit from its deferred tax assets and has determined that no valuation allowance is warranted.
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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

Note 2. Accounts Receivable
Accounts receivable consists of the following:

	December 31,
	2007	2006
	(in thousands)
Hotel and related	$3,503	$3,282
Gaming	1,266	1,181
Other	1,353	2,608

	6,122	7,071
Less allowance for doubtful accounts	(507)	(319)

	$5,615	$6,752

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of period	$319	$135	$240
Bad debt expense	507	359	85
Deductions and write-offs	(319)	(175)	(190)

Balance at end of period	$507	$319	$135

Note 3. Other Current Assets
Other current assets consist of the following:

	December 31,
	2007	2006
	(in thousands)
Inventories	$2,644	$2,944
Prepaid expenses	8,977	11,487
Other	378	2,342

	$11,999	$16,773

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land and improvements	$75,100	$75,100
Building and improvements	339,607	336,449
Furniture, fixtures and equipment	186,112	174,463
Construction in progress	2,655	2,082

	603,474	588,094
Less accumulated depreciation and amortization	171,504	142,306

	$431,970	$445,788

Assets recorded under capital leases were approximately $4.0 million at December 31, 2007 and 2006. Accumulated depreciation and amortization at December 31, 2007 and 2006 includes amounts recorded for capital leases of $1.4 million and $1.1 million, respectively.

Note 5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued interest	$7,040	$7,089
Accrued liabilities	5,291	10,657
Accrued taxes	2,764	3,123
Vacation packages	24	969
Accrued gaming liability	6,834	5,666
Other	5,394	5,664

	$27,347	$33,168

Note 6. Leases
The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2007 are as follows:

Years ending December 31,	(in thousands)
2008	$4,726
2009	4,151
2010	3,963
2011	3,329
2012	2,265
Thereafter	2,796

Total	$21,230

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.
For the years ended December 31, 2007, 2006 and 2005, we recorded rental revenue of $9.3 million, $7.8 million and $7.3 million, respectively.
Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2007:

Years ending December 31,	(in thousands)
2008	$660
2009	961
2010	85
2011	85
2012	85
Thereafter	7,148

Total minimum lease payments	9,024
Less: amount representing interest ranging from 5% to 10%	6,694

Present value of net minimum lease payments	2,330
Less: current portion	520

Long-term capital lease obligation	$1,810

The Company had no operating leases, as a lessee, as of December 31, 2007, 2006 and 2005.

Note 7. Income Taxes
The income tax provision (benefit) attributable to income from operations for the fiscal years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	December 31,
	2007	2006	2005
	(in thousands)
Current	$15,254	$12,441	$7,144
Deferred	348	317	9,645

	$15,602	$12,758	$16,789

Deferred Tax Assets and Liabilities
The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Deferred Tax Assets
Property, plant and equipment	$33,927	$35,492
Accrued vacation and employee related	2,110	2,111
Gaming related	2,299	1,866
Other	476	(309)

Total net deferred tax assets	38,812	39,160

Less: Current portion	(4,309)	(2,948)

Net long term deferred tax assets	$34,503	$36,212

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Unrecognized tax benefit	-5.7%	-0.9%	0.0%
Permanent differences	0.4%	0.3%	0.3%
Federal income tax credits	-0.9%	-1.2%	-0.9%

	28.8%	33.2%	34.4%

The Company adopted the provisions of FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $4.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$4,900

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reduction as a result of lapse of the applicable statue of limitations	(3,056)
Settlements	—

Balance at December 31, 2007	$1,844

All of the unrecognized tax benefits at December 31, 2007, if recognized, would affect the annual effective tax rate. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties, if applicable, as a component of income tax expense. The amount of accrued interest and penalties was approximately $0.5 million and approximately $1.1 million as of December 31, 2007 and January 1, 2007, respectively. The decrease in the accrued interest and penalties during the twelve months ended December 31, 2007 is a result of the decrease in the unrecognized tax benefit during the period. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could materially change as a result of the expiration of statutes of limitation prior to December 31, 2008.
The Company files income tax returns in the U.S. federal jurisdiction and has no income tax filing requirements in any state or foreign jurisdiction. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004.
Note 8. Debt
On January 29, 2004, the Company issued $215.0 million in aggregate principal amount of 7.85% senior secured notes due 2012. The net proceeds from the sale of the notes were used in connection with the acquisition of two Las Vegas, Nevada gaming and entertainment properties from affiliated parties described above, to repay intercompany debt described above and for distributions. The notes had a fixed annual interest rate of 7.85%, which was payable every six months on February 1 and August 1, commencing August 1, 2004. As mentioned in Note 1, pursuant to the terms of the Agreement, prior to the closing of the Acquisition, AEP was required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility. On February 15, 2008, ACEP repaid all of its outstanding 7.85% senior secured notes due 2012, at a price of $1,040.75 per $1,000 principal amount, for a value of $223.8 million.
The payment obligations under the $215.0 million 7.85% senior secured notes due 2012 issued by ACEP was fully and unconditionally guaranteed by all of our significant operating subsidiaries. The notes were subject to compliance with certain covenants. At December 31, 2007, we were in compliance with the note covenants.
In accordance with positions established by the Securities and Exchange Commission, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries was not required as the parent and co-issuer had no independent assets or operations, the guarantees were full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries was less than 3% of ACEP’s consolidated amounts.
A syndicate of lenders had provided a non-amortizing $60.0 million revolving credit facility. The commitments were available to the Company in the form of revolving loans, and include a letter of credit facility (subject to a $10.0 million sublimit). The proceeds of loans under the senior secured revolving credit facility were available to provide working capital and for other general corporate purposes. The outstanding principal balance accrued interest at a fixed rate which is equal to one month LIBOR plus 1.5% per annum, which totaled 6.35% at December 31, 2007. We had availability under our credit facility of $20.0 million at December 31, 2007, subject to continuing compliance with certain covenants. As of December 31, 2007, we were in compliance with the debt covenants. At December 31, 2007 there was $40.0 million outstanding under our senior secured revolving credit facility. On February 15, 2008, we repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
On February 15, 2008, in connection with the closing of the Acquisition, ACEP repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under. The costs related to the early extinguishment of debt totaled $13.6 million and consisted mainly of prepayment penalties and the write-off of deferred financing costs.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (3.1% at February 20, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million will be amortized to interest expense, using the effective interest method, over the two-year life of the agreement.
Note 9. Related Party Transactions
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2007, 2006 and 2005, we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $119,000, $360,000 and $708,000, respectively. As of the date of the Acquisition, the intercompany services arrangement was terminated.
During 2007, 2006 and 2005, we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $199,500, $213,300 and $191,200, respectively. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO is no longer a related party transaction.
As of December 31, 2007 and 2006, we have accrued a $0 and $513,000, respectively, income tax receivable from AEP pursuant to the provision of the tax allocation agreement. As of December 31, 2007 and 2006, we have accrued related party payables of $0 and $89,000, respectively, to New Seabury for an income tax overpayment. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Acquisition agreement.
As of December 31, 2007 and 2006, in connection with the transactions described above, the Company was owed approximately $0 and $472,000, respectively, from related parties.
Note 10. Employee Benefit Plans
Approximately 39% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $9.0 million, $8.7 million and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. The Company recorded $1.0 million, $0.7 million and $0.4 million, for matching contributions for the years ended December 31, 2007, 2006 and 2005, respectively.
Effective January 1, 2005, we established a management incentive plan, or the MIP, to provide members of our executive management, other than our Chief Executive Officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives. Provided that we achieve our EBITDA goals which are determined annually by our board of directors, a participant in the plan shall be entitled to a financial award under computed as the product of (1) base salary, (2) individual performance factors determined by each participant’s attainment of predetermined goals and (3) bonus as a percentage of base salary. A financial award under the MIP includes a cash award and a deferred bonus award, both components of which are within a pre-established range based upon the participant’s position level. Where a participant holds more than one position level during the fiscal year, the financial award will be prorated based upon service time within each position level. The deferred portion of the bonus award is paid out over a four year vesting period. Pursuant to the plan, payment of the awards will be made after completion of the annual audit but no later than March 15 of the year following the end of the previous fiscal year, as defined in the plan. All payment awards will be reduced by amounts required to be withheld for taxes at the time payments are made. In addition, unless our Chief Executive Officer and board of directors determine otherwise, a participant in the plan who is no longer our employee on the date of the award payment will not be entitled to payment of the award unless the participant (1) dies, (2) becomes permanently disabled, (3) enters military service, (4) takes an approved leave of absence or (5) is appointed or elected to public office; provided that the participant was an active employee for a minimum of 90 consecutive calendar days during the fiscal year (as defined in the plan). The plan is administered by our vice president of human resources, subject to control and supervision of our Chief Executive Officer and board of directors.
On June 25, 2007, the Board of Directors of ACEP, approved a resolution to (i) amend the MIP effective January 1, 2005, and (ii) establish the EBITDA Goals for fiscal year 2007 under the MIP, as amended. The EBITDA Goals (and related potential bonus as a percentage of base salary) as adopted by the Board of Directors for fiscal year 2007 are set forth in Exhibit A to the MIP as filed with the Securities and Exchange Commission on January 20, 2006, on the Company’s Current Report on Form 8-K.
As amended, the MIP provides that with respect to financial awards for fiscal year 2007, in the event of a Sale (as defined in the Amendment), a participant will be entitled to receive, assuming that such participant satisfies the relevant individual performance goals: (i) a 20% increase in the potential bonus amount; (ii) if the Sale occurs in fiscal year 2007, a pro rata determination of the financial award for such year, based on the period between January 1, 2007 and the closing date of the Sale; (iii) all of the financial award for fiscal year 2007 as a cash award without any deferred bonus award component to the financial award for such year; and (iv) all previous outstanding deferred bonus awards payable in full at the same time as the payment of the cash award for fiscal year 2007.
As of the date of the Acquisition, the MIP was terminated.
Awards of $2.7 million and $190,000 were made under the MIP in 2007 and 2006, respectively.
Note 11. Commitments & Contingencies
On December 19, 2007, each of Richard P. Brown and Denise Barton, each an Executive, entered into an Amended and Restated Employment Agreement (individually, the Amended Agreement, and, collectively, the Amended Agreements) with the Company, effective January 1, 2007 and April 1, 2007, respectively. The Amended Agreements amend and restate in their entirety the employment agreements. The agreements include provisions for base salary and bonus, as well as, termination and “Change of Control” provisions.
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
We also adopted a Key Employee Plan in conjunction with the Acquisition, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by Voteco.

Legal Proceedings
We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
Note 12. Acquisitions
On May 19, 2006 we purchased the Aquarius from Harrah’s Operating Company, Inc. We acquired certain assets and liabilities of the Aquarius pursuant to the purchase agreement. The total amount paid for the Aquarius, including direct acquisition costs and working capital amounts was $114.0 million and was allocated as follows (in thousands):

Land	$13,000
Building	92,615
Equipment	2,685
Customer list	2,939
Deposits	18
Accrued vacation expense	(1,809)

Total Purchase Price	109,448

Cash	6,028
Accounts receivable	5
Other current assets	1,121
Equipment	36
Accrued liabilities	(2,598)

Total Working Capital	4,592

Total Amount Paid	$114,040

The customer list is being amortized on a straight-line method over a five year period.
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
Note 13. Subsequent Events
On February 20, 2008, Voteco purchased our issued and outstanding membership interests. The total amount paid for our membership interests including direct acquisition costs, reserves, prepayments and working capital amounts was approximately $1.3 billion dollars. The transaction was funded with a combination of long-term borrowings of approximately $1.1 billion and the sale of equity interests of approximately $200 million.

The following unaudited preliminary allocation of the purchase price has been prepared based upon currently available information and assumptions that are deemed appropriate by management. The preliminary information is presented for informational purposes only and is not intended to be a projection of future results, and is subject to adjustments for up to 12 months following the transaction date.
The following table sets forth the preliminary allocation of the purchase price (in thousands):

Land	$708,570
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	2,267
Capital lease	(1,767)
Debt issuance costs	17,866
Acquistion costs	23,177
Reserves and pre-payments	59,357

Total Purchase Price	$1,297,101

Cash and cash equivalents	$35,000
Investment -restricted	2,857
Accounts receivable, net	5,709
Other current assets	12,258
Accounts payable — trade	(4,441)
Accrued expenses	(21,734)
Accrued payroll and related expenses	(18,170)
Current portion of capital lease obligation	(520)

Estimated Working Capital	$10,959

Total Amount Paid	$1,308,060

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.
There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Officers
On February 20, 2008, upon consummation of the Acquisition, our directors and executive officers are as follows:

NAME	AGE	POSITION
Stuart Rothenberg	44	Board Member
Brahm Cramer	39	Board Member
Jonathan Langer	38	Board Member
Richard P. Brown	60	President and Chief Executive Officer
Denise Barton	50	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
The following table sets forth certain information as of December 31, 2007, concerning certain key employees:

NAME	AGE	POSITION
Ronald P. Lurie	66	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Richard N. Charles	60	Senior Vice President, General Manager — Aquarius Casino Resort
Mark Majetich	57	Senior Vice President, General Manager — Arizona Charlie’s Boulder
Howard G. Toy	56	Senior Vice President, General Manager — Stratosphere Casino Hotel & Tower
Stuart Rothenberg has been a managing director and a partner of Goldman Sachs since 1996. He has been head of the Real Estate Principal Investment Area of Goldman Sachs since 2003 and was the Chief Operating Officer of the Real Estate Principal Investment Area of Goldman Sachs from 1998 to 2003. Mr. Rothenberg is the president and a member of the Board of Directors of The Archon Group, a member of the International Advisory Board for Eurohypo, a member of the Board of Directors of Kerzner International, and a former director of Starwood Lodging Trust. He is a trustee of the Goldman Sachs Foundation, the Urban Land Institute and the Chapin School. He is a member of the Board of Directors of the Mt. Sinai Pediatrics Center Foundation, the University of Pennsylvania Undergraduate Financial Aid Committee, the Real Estate Roundtable and the Zell/Lurie Real Estate Center.
Brahm Cramer has been a managing director of Goldman Sachs since 2000 and a partner of Goldman Sachs since 2002. He has been the Chief Operating Officer of the Real Estate Principal Investment Area of Goldman Sachs since 2003 and he was the Chief Financial Officer of the Real Estate Principal Investment Area of Goldman Sachs from 1999 to 2003. Mr. Cramer serves on the Boards of The Archon Group’s Commercial and Residential Companies and the Board of Civic Builders (a New York-based non-profit organization whose mission is to build charter school facilities).
Jonathan Langer is a partner at Goldman Sachs & Co. where he is head of US acquisitions and global head of hospitality and gaming investing for the Real Estate Principal Investment Area. He is a member of the Whitehall Investment Committee and the GS Real Estate Partners Fund Investment Committee. Since July 2006 he has been a board member of the Colony Resorts LVH Acquisitions, LLC. Prior to joining Goldman Sachs, Mr. Langer was an associate at JMB Realty from 1992 to 1994.
Richard P. Brown has served as our President, Chief Executive Officer and a director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp. since inception. Mr. Brown has over 16 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere

Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Since October 2002, Mr. Brown has served as President and Chief Executive Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since October 2003, he has served as President and Chief Executive Officer of Atlantic Coast Entertainment Holdings, Inc. Mr. Brown has been licensed by the Nevada State Gaming Control Commission.
Denise Barton has served as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Since December 2003, Ms. Barton has served as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Since December 2003, she has served as Vice President, Chief Financial Officer and Principal Accounting Officer of Atlantic Coast Entertainment Holdings, Inc. Ms. Barton has been licensed by the Nevada State Gaming Control Commission.
Ronald P. Lurie has served as our Executive Vice President and General Manager of Arizona Charlie’s Decatur since inception and as Executive Vice President and General Manager of Arizona Charlie’s Decatur since January 1999. From November 1990 until January 1999, Mr. Lurie held various positions at Sunset Coin, an affiliate of Arizona Charlie’s, Inc., including as General Manager of Sunset Coin. In addition to his more than 25 years in the gaming industry, Mr. Lurie served as a Las Vegas City Councilman from 1973 to 1987 and as the Mayor of Las Vegas from June 1987 to June 1991.
Mark Majetich has served as our Senior Vice President and General Manager of Arizona Charlie’s Boulder since April 2004, and Vice President and General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino, including most recently, Hotel Manager. He has more than 25 years of experience in the gaming industry.
Howard G. Toy has served as Senior Vice President and General Manager of the Stratosphere Casino Hotel and Tower since June of 2007. Prior to that, he was Executive Vice President and Managing Director of the New Frontier Hotel and casino. During his four year tenure there, Mr. Toy was integral in the development of the Trump Tower and the Montreux Resort and Casino, a 3,000 all suite project intended to replace the aging Frontier. From 2000 to 2004, he served as Regional General Manager for the Shaner Operating Group, developing their Luxury Hotel Division and running their flagship Marriott. From 1990 to 2000, Mr. Toy served as Vice President of Operations for the Ruffin Hotel Group where he was one of four to start the Hotel Division in 1992, acting as takeover or General Manager of every property acquired, including a two year period as President and Chief Operating Officer of the Nassau Marriott Resort and Crystal Palace Casino in Nassau, Bahamas. Prior to 1990, he served as a General Manager for Sheraton Hotels and held Executive and Corp positions in Hilton and Embassy Suites products.
Richard N. Charles has served as Senior Vice President and General Manager of Aquarius Casino Resort since August 2007. From 2002 to joining the Aquarius, he served as Chief Operating Officer for the Sandia Resort and Casino in Albuquerque, NM. Mr. Charles brings over 25 years of gaming and hospitality experience and has also held senior management positions with Gaylord Entertainment, Nashville TN, Concorde Resort and Casino, in Aruba, Resorts International Casino & Hotel and Playboy Hotel & Casino both in Atlantic City, NJ.
No family relationships exist between any directors or executive officers of ACEP.
Each of Messrs. Rothenberg, Cramer and Langer were appointed to our board of directors pursuant to the terms of our Amended and Restated Limited Liability Company Agreement entered into in connection with the closing of the Acquisition.
Audit Committee
As of December 31, 2007, the Board of Directors of AEP had established an audit committee consisting of Mr. Leidesdorf, Mr. Nelson and Mr. Wasserman.
The audit committee met formally at least once every quarter, and more often if necessary. The audit committee reviewed potential conflicts of interest which may have arisen between us and our affiliates.

The Board of Directors of AEP determined that AEP did not have an ‘audit committee financial expert,’ within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. AEP believed that each member of the audit committee was financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of AEP, to be fully capable of discharging his duties as a member of the audit committee. However, none of the members of the audit committee had a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements’. If the audit committee determined that it requires additional financial expertise, it would have either engaged professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 401(h) of Regulation S-K.
As of December 31, 2007, Jack G. Wasserman had been chosen to preside at executive sessions of our non-management directors.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2007 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2007 audited financial statements be included in this annual report on Form 10-K.
This report is provided by the following directors, who constitute the audit committee:
Stuart Rothenberg
Brahm Cramer
Jonathan Langer
Code of Ethics
We have adopted a code of ethics that applies to our Chief Executive Officer, or CEO, and senior financial officers, or persons performing similar functions. The Code of Business Conduct and Ethics is included herewith as Exhibit 14.1.
Corporate Governance Guidelines
Our Corporate Governance Guidelines may be obtained without charge, by writing to American Casino & Entertainment Properties LLC, 2000 Las Vegas Boulevard South Las Vegas, NV, 89104, attention: Public Relations.
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
This report is provided by the board of directors:
Stuart Rothenberg
Brahm Cramer
Jonathan Langer

Compensation Committee Interlocks and Insider Participation
As of December 31, 2007, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.
Compensation Discussion and Analysis
Overview
The board of directors does not have a standing compensation committee. The entire board of directors participates in deliberations concerning executive compensation. The board of directors of ACEP annually reviews the performance, salary and bonus of the CEO and Chief Financial Officer. Our CEO reviews the performance, salary and bonus of the other executive officers. The conclusions reached and the recommendations based on these reviews, including with respect to salary adjustments and annual bonus awards, if any, are then presented to the board of directors. We feel it is beneficial to have our entire board of directors participate in discussions and decision-making concerning executive compensation. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation. Instead, the board of directors has relied on recommendations from our human resources personnel.
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
In determining the base salary and bonus for each executive, the board of directors evaluates our overall performance and the executive’s performance and contributions during the prior year.
Base Salary
Base salaries for executive officers are determined based on job responsibilities and individual contribution. The entire board of directors participates in deliberations with respect to base salary.
Management Incentive Plan
Effective January 1, 2005, we established a management incentive plan, or the MIP, to provide members of our executive management, other than our CEO, with additional compensation for their contribution to the achievement of our corporate objectives. Provided that we achieve our EBITDA goals which are determined annually by our board of directors, a participant in the plan shall be entitled to a financial award under the plan computed as the product of (1) base salary, (2) individual performance factors determined by each participant’s attainment of predetermined goals and (3) bonus as a percentage of base salary. A financial award under the MIP includes a cash award and a deferred bonus award, both components of which are within a pre-established range based upon the participant’s position level. Where a participant holds more than one position level during the fiscal year, the financial award will be prorated based upon service time within each position level. The deferred portion of the bonus award is paid out over a four year vesting period. Pursuant to the plan, payment of the awards will be made after completion of the annual audit but no later than March 15 of the year following the end of the previous fiscal year, as defined in the MIP. All payment awards will be reduced by amounts required to be withheld for taxes at the time payments are made. In addition, unless our CEO and board of directors determine otherwise, a participant in the plan who is no longer our employee on the date of the award payment will not be entitled to payment of the award unless the participant (1) dies, (2) becomes permanently disabled, (3) enters military service, (4) takes an approved leave of absence or (5) is appointed or elected to public office; provided that the participant was an active employee for a minimum of 90 consecutive calendar days during the fiscal year (as defined in the plan). The plan is administered by our vice president of human resources, subject to control and supervision of our CEO and board of directors.

On June 25, 2007, the Board of Directors of ACEP, approved a resolution to (i) amend the MIP effective January 1, 2005, and (ii) establish the EBITDA Goals for fiscal year 2007 under the MIP, as amended. The EBITDA Goals (and related potential bonus as a percentage of base salary) as adopted by the Board of Directors for fiscal year 2007 are set forth in Exhibit A to the MIP as filed with the Securities and Exchange Commission on January 20, 2006, on the Company’s Current Report on Form 8-K.
As amended, the MIP provides that with respect to financial awards for fiscal year 2007, in the event of a Sale (as defined in the Amendment), a participant will be entitled to receive, assuming that such participant satisfies the relevant individual performance goals: (i) a 20% increase in the potential bonus amount; (ii) if the Sale occurs in fiscal year 2007, a pro rata determination of the financial award for such year, based on the period between January 1, 2007 and the closing date of the Sale; (iii) all of the financial award for fiscal year 2007 as a cash award without any deferred bonus award component to the financial award for such year; and (iv) all previous outstanding deferred bonus awards payable in full at the same time as the payment of the cash award for fiscal year 2007.
As of the date of the Acquisition, the MIP was terminated.
Awards of $2.7 million and $190,000 were made under the MIP in 2007 and 2006, respectively.
We also adopted a Key Employee Plan in conjunction with the Acquisition, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date and must complete the transition period, defined as up to 60 days after closing, if requested by VoteCo. The obligation to make such payments will remain with AEP.
Benefits
Our executive officers participate in a retirement savings plan, health and paid-time off benefits designed to enable us to attract and retain our workforce in a competitive environment.
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union, and certain of our union, employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 6% of their individual earnings. We recorded $1.0 million, $0.7 million and $0.4 million for matching contributions for the years ended December 31, 2007, 2006 and 2005, respectively.
Perquisites
The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation
The following table sets forth the compensation earned during the years ended December 31, 2007 and December 31, 2006, by our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.
Summary of Compensation

	ANNUAL COMPENSATION (1)
				Non-Equity
				Incentive Plan	All Other
				Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (2)	($) (3)	Total
Richard P. Brown (PEO)	2007	625,000	—	168,750	12,886	806,636
President & Chief Executive Officer	2006	588,942	—	—	13,048	601,990

Denise Barton (PFO)	2007	374,375	—	197,620	7,093	579,088
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2006	357,471	—	14,624	7,225	379,320

Richard B Fitzhugh	2007	224,904	—	112,800	4,842	342,546
Vice President, Slot Strategy	2006	134,615	—	—	2,202	136,817

Donald B McPherson	2007	201,287	—	102,572	7,976	311,835
Vice President, Human Resources	2006	182,166	—	3,447	8,077	193,690

Ronald Lurie (GM)	2007	238,527	—	13,144	12,660	264,331
Executive Vice President and General Manager	2006	231,354	—	12,630	16,234	260,218

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us. Other annual compensation was less than $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers above.

(2)	Represents the portion of the bonus awarded in 2005 under the MIP, which was vested in 2006 and 2007, plus interest on the amounts of the awards paid which accrues at the rate of approximately 4% per annum, and bonuses awarded for the 2007 MIP. Under the 2005 MIP, awards vest over a four year period, due to the Acquisition, the 2007 MIP fully vested in 2007, and paid in 2008. In 2008, an additional 20% of the 2007 MIP was paid to MIP recipients, which are not included in the tables above.

In 2005, Ms. Barton, Mr. McPherson and Mr. Lurie were awarded $56,000, $13,200 and $48,364, respectively, under the MIP.

(3)	Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. It also includes auto allowances for Mr. Brown during 2006 and 2007.
Potential Payments Upon Termination Or Change In Control
We have arrangements with certain of the Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under “Employment Agreements”.
Plan-Based and Equity Awards
We do not have any stock award, option or non-equity incentive plans.
Option Grants in Last Fiscal Year
We have not implemented a stock option or other similar plan.

Employment Agreements
On December 19, 2007, each of Richard P. Brown and Denise Barton, each an Executive, entered into an Amended and Restated Employment Agreement (individually, the Amended Agreement, and, collectively, the Amended Agreements) with American Casino & Entertainment Properties LLC, or the Company, effective January 1, 2007 and April 1, 2007, respectively. The Amended Agreements amend and restate in their entirety the employment agreements filed by the Company as Exhibits 10.1 and 10.2 to our current Report on Form 8-K filed with the SEC on April 26, 2007.
Pursuant to their respective Agreements, Mr. Brown will serve as President and CEO of the Company and Ms. Barton will serve as CFO of the Company. The Agreements for Mr. Brown and Ms. Barton will terminate on December 31, 2008 and March 31, 2009, respectively, unless otherwise terminated earlier pursuant to the terms of such Agreement.
Pursuant to the Agreements, each of Mr. Brown and Ms. Barton is entitled to an annual base salary of $625,000 and $380,000, respectively, and will be eligible to receive an annual bonus, as determined in the sole discretion of the Board, which shall be based upon the Company meeting certain performance targets.
The employment agreements were amended to provide for increases in the potential annual bonus amounts payable to each Executive. Otherwise, the Amended Agreements are identical to the employment agreements previously filed. The Amended Agreements are filed as Exhibits 10.1 and 10.2 to our current Report on Form 8-K filed with the SEC on December 27, 2007.
Upon termination from employment following a change of control, each of Mr. Brown and Ms. Barton is entitled to receive within 60 days following the closing of the change of control transaction, a lump-sum bonus payment in the amounts of $1,000,000 and $505,000 respectively. To be eligible to receive the lump-sum bonus payments, the executive officers must be employed in good standing as of the date of the closing of the change of control transaction and have complied with the terms of the respective Amended Agreement, including the execution of a severance and release agreement. In addition, upon a change of control, the executive officers are entitled to receive any base salary due and unpaid, any bonus compensation earned, vested, due and unpaid, and any compensation due in respect to accrued but unused vacation days.
Upon termination from employment without cause, each of Mr. Brown and Ms. Barton is entitled to receive within 15 days following the termination base salary due and unpaid, any bonus compensation earned, vested, due and unpaid, any compensation due in respect to accrued but unused vacation days, and a severance payment equal to one year’s then current base salary, conditioned upon the executive officer’s execution of a severance and release agreement. In addition, upon termination from employment without cause before the closing of a change of control transaction but after we have entered into a binding agreement for a change of control transaction, within 15 days following the closing of the change of control transaction, Mr. Brown is entitled to receive an additional payment equal to the difference between $1,000,000 and the severance payment previously paid to Mr. Brown, and Ms. Barton is entitled to receive an additional payment equal to the difference between $505,000 and the severance payment previously paid to Ms. Barton. To be eligible to receive the additional payments, the executive officers must be employed in good standing as of the date we entered into the binding agreement for a change of control transaction, the executive officers must have complied with the terms of the respective Amended Agreement, including the execution of a severance and release agreement, the closing of the change of control transaction must have occurred on or before December 31, 2008, and the change of control transaction must have involved a party with respect to which the terminated executive officer was actively involved in the negotiations of the change of control transaction before termination of employment.
Pursuant to the terms of the Amended Agreements, a change of control transaction means: (i) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person, other than Carl Icahn or certain related parties, becomes the beneficial owner, directly or indirectly, of more than 50% of our voting securities, measured by voting power rather than number of shares; (ii) the sale, transfer or other disposition of all or substantially all of our assets; or (iii) the sale, transfer or other disposition of all of our interest in the Stratosphere Las Vegas Hotel & Casino.
Compensation of Directors
The following table provides compensation information for our former directors in 2007.

Fees Earned or
Name	Paid in Cash ($)
William A. Leidesdorf	15,000
James L. Nelson	15,000
Jack G. Wasserman	18,000
Keith A. Meister	—
Richard P. Brown	—
Jack G. Wasserman, William A Leidesdorf and James L Nelson each received compensation for their service as members of the board of directors, for 2007, in the amount of $15,000. They were also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the AEP board of directors. In addition, Mr. Wasserman received fees of $3,000 for his service as chair of our Compliance Committee. Messrs. Brown and Meister did not receive any compensation for their service as members of the board of directors in 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Voteco owns 100% of our issued and outstanding Class A Interest. Holdings owns 100% of our issued and outstanding Class B Interest. The address of Voteco is 85 Broad Street, New York, NY 10004 and the address of Holdings is 85 Broad Street, New York, NY 10004.
Messrs. Cramer, Rothenberg and Langer own 100% of the membership interests of Voteco.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of December 31, 2007, affiliates of Mr. Icahn owned approximately 91.2% of the outstanding depositary units and approximately 86.5% of the outstanding preferred units of IELP. IELP’s general partner is IEGP, which is a wholly-owned subsidiary of Beckton Corp. As of December 31, 2007, all of the capital stock of Beckton was owned by Mr. Icahn. IELP’s business is conducted through a subsidiary limited partnership, IEH, in which IELP owns a 99% limited partnership interest. IEGP has a 1% general partnership interest in each of IELP and IEH. IEH owned 100% of AEP, which was our direct parent, until the closing of the Acquisition.

Related Party Transaction Policy
As of December 31, 2007, our former parent, IELP, had adopted a related party transaction policy which applies to IELP and its subsidiaries, including us. A related person transaction was defined asany transaction or any series of similar transactions in which IELP or its subsidiaries, including us, is a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is one of our directors or executive officer, any person who is a director or executive officer of IEGP, IELP’s general partner, a person known by IELP to the beneficial owner of more than 5% of any class of our or IELP’s voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.
Prior to the closing of the Acquisition, we and IELP recognized that related person transactions can present potential or actual conflicts of interest. Accordingly, pursuant to IELP’s related party transaction policy, prior to the closing of the Acquisition, we followed certain procedures for reviewing related person transactions. These procedures were designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appeared to or did involve a related person, the transaction was presented to our audit committee for review. The audit committee was authorized to retain and pay such independent advisors as it deemed necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.
In addition, the indenture governing our 7.85% notes due 2012 restricted us from entering into transactions with affiliates involving aggregate consideration in excess of $2.0 million unless the transaction was approved by a majority of the disinterested directors on our board of directors or aggregate consideration in excess of $10.0 million unless an accounting, appraisal or investment banking firm of recognized standing issues an opinion as to the fairness to us or our subsidiaries of the transaction. On February 15, 2008, in connection with the closing of the Acquisition, ACEP repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation.
Prior to the closing of the Acquisition, all related person transactions that were approved or ratified by the audit committee were disclosed to the full board of directors. All related person transactions were also disclosed in our applicable filings if required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.
Tax Allocation Agreement
We and our subsidiaries entered into a tax allocation agreement with our former parent, AEP. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Acquisition agreement. The tax allocation agreement provided for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provided for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that could have been carried back to prior years if we had filed tax returns as a stand alone group. As of December 31, 2007, we have a $0 income tax receivable from AEP and a $0 income tax payable to New Seabury, pursuant to the provision of the tax allocation agreement. As of December 31, 2007, we were owed $0 from AEP, related to the tax allocation agreement.
Other Transactions
On May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2007, we billed Atlantic Coast and its affiliates approximately $119,000. As December 31, 2007, we were owed $0 related to the intercompany services arrangement. As of the date of the Acquisition, the intercompany services arrangement was terminated.

During 2007, we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $199,500. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.
Director Independence
We believe that Messrs. Rothenberg, Cramer and Langer are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because they are the beneficial owners of 100% of the Class A Interests. ACEP has no securities listed on the NYSE and therefore are not subject to the NYSE listing standards.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2007 and 2006 services:

	Grant Thornton, LLP

	2007	2006
Audit fees (1)	$601,000	$564,000
Other (2)	3,000	16,000

Total fees	$604,000	$580,000

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2007 or 2006.

(1)	Audit fees also include fees for work associated with Sarbanes-Oxley.

(2)	Other fees include fees for work related to compliance with Nevada Gaming Regulations.
It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2007 and 2006 all such engagements and fees were pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. and 2. Financial Statements and Schedules
     3. List of Exhibits
EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (ACEP) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Amended and Restated Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.1 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

3.3	Amended and Restated Certificate of Incorporation of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.4	By-Laws of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.1	Indenture, dated as of January 29, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.2	Supplemental Indenture, dated as of May 26, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.3	Form of 7.85% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.4	Transfer Restriction Agreement, dated February 20, 2008, among Stuart Rothenberg, Brahm Cramer, Jonathan Langer, 2007/ACEP Holdings, LLC and W2007/ACEP Managers Voteco, LLC (incorporated by reference to Exhibit 4.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

4.5	Loan Agreement, dated as of February 20, 2008, among W2007 Aquarius Propco, LP, W2007 Stratosphere Propco, LP, W2007 Stratosphere Land Propco, LP, W2007 Arizona Charlie’s Propco, LP and W2007 Fresca Propco, LP each, as a Co-Borrower and collectively as the Borrower, and Goldman Sachs Commercial Mortgage Capital, LP as Lender.

10.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among ACEP, as the Borrower, Certain Subsidiaries of the Borrower from time to time party thereto, as Guarantors, the Several Lenders from time to time parties thereto, Wells Fargo Bank N.A., as Syndication

EXHIBIT NO.	DESCRIPTION

Agent, CIT Lending Services Corporation, U.S. Bank, NA and Comerica West Incorporated, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc., as Administrative Agent, and Bear Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May
17, 2006).

10.2	Pledge and Security Agreement, dated as of May 26, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.3	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.7 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.4	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May
17, 2006).

10.5	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May
17, 2006).

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.7	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May
17, 2006).

10.8	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.8 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.9	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.7 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May
17, 2006).

10.10	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.9 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

EXHIBIT NO.	DESCRIPTION

10.11	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.6 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.12	Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto with Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.13	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March
16, 2006).

10.14	Asset Purchase Agreement, dated as of November 28, 2005, by and among Harrah’s Operating Company, Inc., Flamingo-Laughlin, Inc., Boardwalk Regency Corporation, Martial Development Corporation, IELP Boardwalk LLC and IELP Laughlin Corporation (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 25, 2006).

10.15	Amended Employment Agreement, dated as of December 19, 2007, by and between ACEP and Denise Barton (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

10.16	Amended Employment Agreement, effective as of December 19, 2007, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

10.17	Amended Management Incentive Plan, effective January 1, 2005, revised June 25, 2007, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on June 29, 2007).

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Richard P. Brown
Richard P. Brown
President and Chief Executive Officer
Date:	March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown
Richard P. Brown	President, Chief Executive Officer	March 26, 2008
(Principal Executive Officer)

/s/ Denise Barton
Denise Barton	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 26, 2008

/s/ Stuart Rothenberg
Stuart Rothenberg	Board Member	March 26, 2008

/s/ Brahm Cramer
Brahm Cramer	Board Member	March 26, 2008

/s/ Jonathan Langer Jonathan Langer	Board Member	March 26, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent any annual reports to security holders covering the year ended December 31, 2007. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.