Form 10-Q
period 2008-03-31
American Casino & Entertainment Properties LLC
filed 2008-05-15
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

			Page
Part I		Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets — March 31, 2008 (Successor) (unaudited) and December 31, 2007 (Predecessor)	3

		Condensed Consolidated Statements of Income (Loss) (unaudited) — The Period February 21, 2008 Through March 31, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Three Months Ended March 31, 2007 (Predecessor)	4

		Condensed Consolidated Statements of Cash Flows (unaudited) —The Period February 21, 2008 Through March 31, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Three Months Ended March 31, 2007 (Predecessor)	5

		Condensed Consolidated Statements of Members’ Equity (unaudited) — The Period December 31, 2007 Through February 20, 2008 (Predecessor) and The Period February 21, 2008 Through March 31, 2008 (Successor)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II		Other Information

	Item 1A.	Risk Factors	19

	Item 6.	Exhibits	19
EX-31.1: CERTIFICATION
EX-31.2: CERTFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of	As of
	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$38,263	$107,265
Cash and cash equivalents-restricted	45,494	—
Investments-restricted	2,858	2,858
Accounts receivable, net	6,551	5,615
Deferred income taxes	—	4,309
Other current assets	16,925	11,999

Total Current Assets	110,091	132,046

Property and equipment, net	1,169,778	431,970

Debt issuance and deferred financing costs, net	15,473	4,555
Deferred income taxes	—	34,503
Intangible assets, net	44,441	1,939
Other assets	—	85

Total Other Assets	59,914	41,082

Total Assets	$1,339,783	$605,098

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$422	$4,730
Accrued expenses	32,505	27,347
Accrued payroll and related expenses	11,439	16,936
Current portion of capital lease obligations	526	520

Total Current Liabilities	44,892	49,533

Long-Term Liabilities:
Long-term debt	1,108,000	255,000
Capital lease obligations, less current portion	1,676	1,810
Other	—	2,386

Total Long-Term Liabilities	1,109,676	259,196

Total Liabilities	1,154,568	308,729

Commitments and Contingencies

Members’ Equity:
Members’ equity	185,215	296,369

Total Members’ Equity	185,215	296,369

Total Liabilitites and Members’ Equity	$1,339,783	$605,098

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Three Months
	Through	Through	Ended
	March 31, 2008	February 20, 2008	March 31, 2007
		(Unaudited)
	(In thousands)
Revenues:
Casino	$32,577	$36,539	$67,370
Hotel	11,566	11,683	22,616
Food and beverage	11,146	12,354	23,109
Tower, retail and other	4,216	4,651	9,311

Gross Revenues	59,505	65,227	122,406
Less promotional allowances	5,054	5,608	9,518

Net Revenues	54,451	59,619	112,888

Costs and Expenses:
Casino	9,826	12,363	22,566
Hotel	3,818	4,682	9,063
Food and beverage	7,541	9,183	15,975
Other operating expenses	1,897	2,341	4,236
Selling, general and administrative	14,589	18,511	29,472
Depreciation and amortization	3,265	5,062	8,591
Loss on sale of assets	41	—	8

Total Costs and Expenses	40,977	52,142	89,911

Income From Operations	13,474	7,477	22,977

Other Income (Expense):
Loss on early extinguishment of debt	—	(13,580)	—
Interest income	116	322	419
Interest expense	(8,431)	(2,564)	(5,436)

Total Other Expense, net	(8,315)	(15,822)	(5,017)

Income (Loss) Before Income Taxes	5,159	(8,345)	17,960

Benefit (provision) for income taxes	—	2,920	(6,192)

Net Income (Loss)	$5,159	$(5,425)	$11,768

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Three Months
	Through	Through	Ended
	March 31, 2008	February 20, 2008	March 31, 2007
		(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$5,159	$(5,425)	$11,768
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,265	5,062	8,591
Tax Benefit	—	(2,920)	—
Write-off of deferred financing costs	—	4,405	—
Loss on sale of assets	41	—	8
Provision for deferred income taxes	—	—	48
Changes in operating assets and liabilities:
Restricted cash	(3,934)	—	(2)
Accounts receivable, net	(1,031)	95	404
Other assets	4,028	55	1,719
Accounts payable and accrued expenses	(2,965)	(9,543)	(4,155)
Other	—	—	151

Net Cash Provided By (Used In) Operating Activities	4,563	(8,271)	18,532

Cash Flows From Investing Activities:
Decrease in investments — restricted	—	—	298
Acquisition of property and equipment	(4,469)	(5,265)	(3,821)
Acquisition of American Casino & Entertainment Properties LLC	(1,299,066)	—	—
Decrease in related party receivables	—	—	375
Proceeds from sale of property and equipment	—	—	353

Net Cash Used In Investing Activities	(1,303,535)	(5,265)	(2,795)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(16,366)	—	—
Payments on line of credit	—	(40,000)	—
Capital Distribution	—	(15,439)	—
Payments on capital lease obligation	(43)	(85)	(121)
Due to Seller	7,379	—	—
Proceeds on notes payable	1,108,000	—	—
Equity Contribution	200,060	—	—
Net Cash Provided By (Used In) Financing Activities	1,299,030	(55,524)	(121)

Net increase (decrease) in cash and cash equivalents	58	(69,060)	15,616
Cash and cash equivalents — beginning of period	38,205	107,265	54,912

Cash and Cash Equivalents — end of period	$38,263	$38,205	$70,528

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13	$9,455	$9,229

Supplemental Disclosure of Non-cash Items:
Long-term debt paid by parent	$—	$215,000	$—

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Unaudited)
(in thousands)

	Class A	Class B	Total
	Equity	Equity	Equity
Successor:
Balance at February 20, 2008	$—	$—	$—
Equity contribution	—	200,060	200,060
Acqusition costs paid by parent	—	(20,004)	(20,004)
Net income	—	5,159	5,159

Balance at March 31, 2008	$—	$185,215	$185,215

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
     American Casino & Entertainment Properties LLC (ACEP or the Company) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. Our management team has been responsible for the management of all three properties since 2002. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc.
     Until February 20, 2008, ACEP was a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent was Icahn Enterprises L.P., or IELP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. Mr. Icahn is the Chairman of the Board of Directors of Icahn Enterprises G.P. Inc., or IEGP, IELP’s general partner.
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
     On February 20, 2008, upon the consummation of the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the Amended Operating Agreement. On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement.
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $41.6 million of the Goldman Term Loans is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
     On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. In addition, we reimbursed our parent approximately $20 million for costs incurred in connection with the transaction. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. The sale of our Class B Interests to Holdings is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.
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
     On February 21, 2008, IELP and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition, that ACEP has accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under.
Note 2. Basis of Presentation
     The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2007 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2007 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2008 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.
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
     The term “Successor” refers to the Company following the Acquisition on February 20, 2008 and the term “Predecessor” refers to the Company prior to the Acquisition.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.
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
Note 3. Goodwill and Other Intangible Assets
     The Company accounts for Goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets.
     The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by management, and finite-lived assets are amortized over the estimated periods to be benefited, ranging from two months to five years.

     As of March 31, 2008, we have the following intangible assets.

		(in thousands)
		Gross		Net
	Asset	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizing intangible assets:
Advance reservations	2 Months	$618	$(309)	$309
Player loyalty plan	5 Years	7,450	(123)	7,327

		$8,068	$(432)	7,636

Non-amortizing intangible assets:
Goodwill				6,939
Trade names				29,866

				$44,441

Note 4. Long-term Debt
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
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.7% at March 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term with monthly payments of interest only. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%.
     As of March 31, 2008 and December 31, 2007, we had outstanding borrowings of $1.1 billion and $255.0 million.
Note 5. Legal Proceedings
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial conditions, results of operations or liquidity.
Note 6. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As a result of the Acquisition, our unrecognized tax benefits were transferred to AEP. We are no longer required to prepare and file income tax returns in any jurisdiction.
Note 7. Acquisition
On February 20, 2008, Voteco purchased our issued and outstanding membership interests. The total amount paid for our membership interests including direct acquisition costs, reserves, prepayments and working capital amounts was approximately $1.3 billion dollars. The transaction was funded with a combination of long-term borrowings of approximately $1.1 billion and the sale of equity interests of approximately $200.1 million.

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
The following table sets forth the preliminary allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,004
Reserves and pre-payments	49,484

Total Purchase Price	$1,297,147

Cash and cash equivalents	$38,205
Investment -restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable — trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligation	(525)

Estimated Working Capital	$18,285

Total Amount Paid	$1,315,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains management’s discussion and analysis of our results of operations and financial condition and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2008 (SEC File No. 000-52975). Certain statements in this discussion are forward-looking statements.
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
     On February 20, 2008, upon the consummation of the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the Amended Operating Agreement. On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement.
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.7% at March 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $41.6 million of the Goldman Term Loans is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
     On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. The sale of our Class B Interests to Holdings is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.
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
     On April 2, 2008 Mr. Richard Brown resigned from his position as the Chief Executive Officer of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on April 21, 2008 (SEC File No. 000-52975). On April 29, 2008 Mr. Frank Riolo was appointed as President of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on May 5, 2008 (SEC File No. 000-52975).

     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at March 31, 2008:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games
Stratosphere	80,000	2,444	1,275	49
Arizona Charlie’s Decatur	52,000	258	1,323	15
Arizona Charlie’s Boulder	47,000	303	1,022	16
Aquarius	57,000	1,907	1,248	42
     We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.
Results of Operations
     The following table highlights the results of our operations (dollars in millions):

	Successor	Predecessor	Combined (a)	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Three Months Ended
	Through	Through	March 31,
	March 31, 2008	February 20, 2008	2008	2007	% Change
Income Statement Data:
Revenues:
Casino	$32.6	$36.5	$69.1	$67.4	2.5%
Hotel	11.6	11.6	23.2	22.6	2.7%
Food and beverage	11.1	12.4	23.5	23.1	1.7%
Tower, retail and other	4.2	4.7	8.9	9.3	-4.3%

Gross revenues	59.5	65.2	124.7	122.4	1.9%
Less promotional allowances	5.1	5.6	10.7	9.5	12.6%

Net revenues	54.4	59.6	114.0	112.9	1.0%

Costs and expenses:
Casino	9.8	12.4	22.2	22.6	-1.8%
Hotel	3.8	4.7	8.5	9.1	-6.6%
Food and beverage	7.5	9.2	16.7	16.0	4.4%
Other operating expenses	1.9	2.3	4.2	4.2	0.0%
Selling, general and administrative	14.6	18.5	33.1	29.5	12.2%
Depreciation and amortization	3.3	5.0	8.3	8.6	-3.5%

Total costs and expenses	40.9	52.1	93.0	90.0	3.3%

Income from operations	$13.5	$7.5	$21.0	$22.9	-8.3%

     (a) The results for the three months ended March 31, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for prior periods.

     Gross Revenues
     Gross revenues increased 1.9% to $124.7 million for the Combined three months ended March 31, 2008 from $122.4 million for the three months ended March 31, 2007. This increase was primarily due to an increase in slot revenues as discussed below.
     Casino Revenues
     Casino revenues increased 2.5% to $69.1 million, or 55.4% of gross revenues, for the Combined three months ended March 31, 2008 from $67.4 million, or 55.1% of gross revenues, for the three months ended March 31, 2007. This increase was primarily due to an increase in slot revenues, due to a 2.3% increase in slot coin-in. For the Combined three months ended March 31, 2008, slot machine revenues were $58.0 million, or 83.9% of casino revenues, and table game revenues were $8.7 million, or 12.6% of casino revenues, compared to $55.9 million and $9.1 million, respectively, for the three months ended March 31, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $2.4 million for each of the Combined three months ended March 31, 2008 and 2007.
     Non-Casino Revenues
     Hotel revenues increased 2.7% to $23.2 million, or 18.6% of gross revenues, for the Combined three months ended March 31, 2008 from $22.6 million, or 18.5% of gross revenues, for the three months ended March 31, 2007. This increase was primarily due to a 5.6% increase in the average daily room rate and an extra day of sales in February 2008, compared to February 2007. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
     Food and beverage revenues increased 1.7% to $23.5 million, or 18.8% of gross revenues, for the Combined three months ended March 31, 2008, from $23.1 million, or 18.9% of gross revenues, for the three months ended March 31, 2007. This increase was primarily due to a 5.6% increase in the average check amount mostly due to an increase in banquet event bookings in the first quarter of 2008.
     Tower, retail and other revenues decreased 4.3% to $8.9 million, or 7.1% of gross revenues, for the Combined three months ended March 31, 2008, compared to $9.3 million, or 7.6% of gross revenues, for the three months ended March 31, 2007. This decrease was primarily due to a one-time refund of state unemployment tax, in the first quarter of 2007, related to the acquisition of the Aquarius in 2006.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 15.5% for the Combined three months ended March 31, 2008 from 14.1% for the three months ended March 31, 2007. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Aquarius and the Stratosphere under such marketing programs.
     Operating Expenses
     Casino operating expenses decreased 1.8% to $22.2 million, or 32.1% of casino revenues, for the Combined three months ended March 31, 2008, from $22.6 million, or 33.5% of casino revenues, for the three months ended March 31, 2007. This decrease was primarily due to decreased slot participation expense, as a result of a reduction in participation games.
     Hotel operating expenses decreased 6.6% to $8.5 million, or 36.6% of hotel revenues, for the Combined three months ended March 31, 2008, from $9.1 million, or 40.3% of hotel revenues, for the three months ended March 31, 2007. This decrease was primarily due to decreased use of supplies, due to lower occupancy.
     Food and beverage operating expenses increased 4.4% to $16.7 million, or 71.1% of food and beverage revenues, for the Combined three months ended March 31, 2008, from $16.0 million, or 69.3% of food and beverage revenues, for the three months ended March 31, 2007. This increase was primarily due to an increase in payroll and related expenses.
     Other operating expenses remained flat at $4.2 million, or 47.2% of tower, retail and other revenues, for the Combined three months ended March 31, 2008, from 45.2% of tower, retail and other revenues, for the three months ended March 31, 2007.

     Selling, general and administrative expenses were primarily comprised of payroll, and costs related to the Acquisition. These expenses increased 12.2% to $33.1 million, or 26.5% of gross revenues, for the Combined three months ended March 31, 2008, from $29.5 million, or 24.1% of gross revenues, for the three months ended March 31, 2007. This increase was primarily due to increased payroll and related expenses and costs related to the Acquisition.
     Interest Expense
     Interest expense increased 87.0% to $10.1 million for the Combined three months ended March 31, 2008, from $5.4 million for the three months ended March 31, 2007. The increase of $4.7 million was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.
Financial Condition

Liquidity and Capital Resources
     Overview
     Our primary source of cash is from the operation of our properties. On February 15, 2008, in connection with the Acquisition, we repaid in full all amounts outstanding, and terminated all commitments under the senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent. In addition, in connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion from the issuance of the Goldman Term Loans. At March 31, 2008, we had cash and cash equivalents of $38.3 million.
     Our primary use of cash during the Combined three months ended March 31, 2008 was for operating expenses, to pay interest on the Goldman Term Loans and to fund certain reserve accounts required under the terms of the Goldman Term Loans. Under the terms of the Goldman Term Loans, the company is required to deposit all income, as defined in the related Cash Management Agreement, with LaSalle Bank N.A., or LaSalle Bank, as trustee for the Goldman Term Loan. As trustee, LaSalle Bank retains funds necessary to fund interest payments for the month, as well as funds required to be reserved for future operating expenses such as property insurance and taxes. In addition, LaSalle Bank retains funds to support certain future capital expenditures for furniture, fixtures and equipment. All excess funds held at LaSalle Bank are transferred back to the company to fund normal operating expenses. Any funds returned to the company which are not used to fund operating expenses are returned to LaSalle Bank and reserved for future months’ operating expenses.
     Planned Capital Expenditures
     Our capital spending was approximately $9.7 million and $3.8 million for the Combined three months ended March 31, 2008 and three months ended March 31, 2007, respectively.
     In addition to our regular capital spending plan, we were required to reserve $54.0 million for capital projects, with a combination of restricted cash and a letter of credit, as part of our financing related to the acquisition of our membership interests. These projects include approximately $19.0 million for the Aquarius hotel renovation, approximately $25.0 million renovation at the Stratosphere and approximately $10.0 million at Arizona Charlie’s Decatur for an event room and other projects. These funds are required to be spent over the next 12 to 18 months.
     Indebtedness
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.7% at March 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $41.6 million of the Goldman Term Loans is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million will be amortized to interest expense, using the effective interest method, over the two-year life of the agreement.
     Retirement of Debt and Credit Facilities
     Our 7.85% senior secured notes due 2012 prohibited the incurrence of debt and the issuance of disqualified or preferred stock. The notes allowed us, and our restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in our business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 and permitted affiliate subordinated debt and additional indebtedness of up to $10 million. On February 15, 2008, in connection with the closing of the Acquisition, we repaid all of our outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s tender offer and consent solicitation.
     Additionally, we had a senior secured revolving credit facility that allowed for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. The facility contained restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In connection with the closing of the Acquisition, we repaid in full all amounts outstanding, and terminated all commitments, under our senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
     Contractual Obligations
     Long-term debt increased to approximately $1.1 billion as of March 31, 2008 from approximately $255.0 million as of December 31, 2007. As discussed above, in connection with the closing of the Acquisition, we were required to pay off the $215.0 million senior secured notes and $40.0 million senior secured revolving credit facility. Additionally, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans of approximately $1.1 billion.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.
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
Forward-Looking Statements
     With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-

looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 27, 2008 (SEC File No. 000-52975). When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
     We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2008, there were $1.1 billion of borrowings outstanding under the Goldman Term Loans.
     The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $1.1 billion as of March 31, 2008.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.7% at March 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement, to cap LIBOR at 4.75%, was purchased for $1.3 million and will be amortized over two years.
     For the Combined three months ended March 31, 2008, we incurred approximately $10.1 million in interest expense. Certain amounts of our outstanding indebtedness for the period were based upon a variable, LIBOR rate plus a premium. If the Goldman Term Loans had existed for the entire three month period ended March 31, 2008, a 1% increase in the LIBOR would have increased our interest cost by approximately $2.8 million.
     Other than the interest rate cap agreements we are required to maintain under the terms of the Goldman Term Loans, we do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Item 4. Controls and Procedures
     Management is responsible for establishing and maintaining adequate disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e), and internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations, or COSO. The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of March 31, 2008.
     On April 2, 2008 Mr. Richard Brown resigned from his position as the Chief Executive Officer, or CEO, of the Company , and his duties were assumed by Frank Riolo, our President, until such time as a new CEO is appointed.
     There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II-OTHER INFORMATION
Item 1A. Risk Factors
     The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2008 (SEC File No. 000-52975), have not materially changed. The discussion of our business and operations should be read together with such risk factors, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
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

Date: May 15, 2008

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