Form 10-Q
period 2008-06-30
American Casino & Entertainment Properties LLC
filed 2008-08-14
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

			Page
Part I		Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets — June 30, 2008 (Successor) (unaudited) and December 31, 2007 (Predecessor)	3

		Condensed Consolidated Statements of Income (Loss) (unaudited) — The Three Months Ended June 30, 2008 (Successor), and the Three Months Ended June 30, 2007 (Predecessor)	4

		Condensed Consolidated Statements of Income (Loss) (unaudited) — The Period February 21, 2008 Through June 30, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Six Months Ended June 30, 2007 (Predecessor)	5

		Condensed Consolidated Statements of Cash Flows (unaudited) — The Period February 21, 2008 Through June 30, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Six Months Ended June 30, 2007 (Predecessor)	6

		Condensed Consolidated Statements of Members’ Equity (unaudited) — The Period February 21, 2008 Through June 30, 2008 (Successor)	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	23

Part II		Other Information

	Item 1A.	Risk Factors	24

	Item 6.	Exhibits	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of	As of
	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$33,680	$107,265
Cash and cash equivalents-restricted	50,343	—
Investments-restricted	1,857	2,858
Accounts receivable, net	5,571	5,615
Deferred income taxes	—	4,309
Other current assets	15,322	11,999

Total Current Assets	106,773	132,046

Property and equipment, net	1,171,955	431,970

Debt issuance and deferred financing costs, net	13,281	4,555
Deferred income taxes	—	34,503
Intangible assets, net	43,758	1,939
Other assets	3	85

Total Other Assets	57,042	41,082

Total Assets	$1,335,770	$605,098

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$2,900	$4,730
Accrued expenses	25,478	27,347
Accrued payroll and related expenses	14,297	16,936
Current portion of capital lease obligations	1,123	520

Total Current Liabilities	43,798	49,533

Long-Term Liabilities:
Long-term debt	1,108,000	255,000
Capital lease obligations, less current portion	949	1,810
Other	—	2,386

Total Long-Term Liabilities	1,108,949	259,196

Total Liabilities	1,152,747	308,729

Commitments and Contingencies

Members’ Equity:
Members’ equity	183,023	296,369

Total Members’ Equity	183,023	296,369

Total Liabilitites and Members’ Equity	$1,335,770	$605,098

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Three Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)
	(In thousands)

Revenues:
Casino	$66,622	$67,813
Hotel	21,815	23,096
Food and beverage	23,315	23,414
Tower, retail and other	9,565	10,260

Gross Revenues	121,317	124,583
Less promotional allowances	10,684	10,445

Net Revenues	110,633	114,138

Costs and Expenses:
Casino	21,494	22,022
Hotel	8,799	9,157
Food and beverage	16,969	17,087
Other operating expenses	4,964	4,683
Selling, general and administrative	33,744	29,718
Depreciation and amortization	9,022	8,988
Loss (gain) on disposal of assets	210	(22)

Total Costs and Expenses	95,202	91,633

Income From Operations	15,431	22,505

Other Income (Expense):
Interest income	274	564
Interest expense	(17,897)	(5,463)

Total Other Expense, net	(17,623)	(4,899)

Income (Loss) Before Income Taxes	(2,192)	17,606

Provision for income taxes	—	(6,077)

Net Income (Loss)	$(2,192)	$11,529

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Six Months
	Through	Through	Ended
	June 30, 2008	February 20, 2008	June 30, 2007
		(Unaudited)
		(In thousands)
Revenues:
Casino	$99,199	$36,539	$135,183
Hotel	33,381	11,683	45,712
Food and beverage	34,461	12,354	46,523
Tower, retail and other	13,781	4,651	19,571

Gross Revenues	180,822	65,227	246,989
Less promotional allowances	15,738	5,608	19,963

Net Revenues	165,084	59,619	227,026

Costs and Expenses:
Casino	31,320	12,363	44,588
Hotel	12,617	4,682	18,220
Food and beverage	24,510	9,183	33,062
Other operating expenses	6,861	2,341	8,919
Selling, general and administrative	48,333	18,511	59,190
Depreciation and amortization	12,287	5,062	17,579
Loss (gain) on disposal of assets	251	—	(14)

Total Costs and Expenses	136,179	52,142	181,544

Income From Operations	28,905	7,477	45,482

Other Income (Expense):
Loss on early extinguishment of debt	—	(13,580)	—
Interest income	390	322	983
Interest expense	(26,328)	(2,564)	(10,899)

Total Other Expense, net	(25,938)	(15,822)	(9,916)

Income (Loss) Before Income Taxes	2,967	(8,345)	35,566

Benefit (provision) for income taxes	—	2,920	(12,269)

Net Income (Loss)	$2,967	$(5,425)	$23,297

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Six Months
	Through	Through	Ended
	June 30, 2008	February 20, 2008	June 30, 2007
		(Unaudited)
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$2,967	$(5,425)	$23,297
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,287	5,062	17,579
Tax Benefit	—	(2,920)	—
Write-off of deferred financing costs	—	4,405	—
Loss (gain) on sale of assets	69	—	(14)
Provision for deferred income taxes	—	—	(144)
Changes in operating assets and liabilities:
Restricted cash	(8,783)	—	(3)
Accounts receivable, net	(51)	95	1,158
Other assets	7,861	55	3,314
Accounts payable and accrued expenses	(4,656)	(9,543)	(2,257)
Other	—	—	306

Net Cash Provided By (Used In) Operating Activities	9,694	(8,271)	43,236

Cash Flows From Investing Activities:
Decrease in investments — restricted	1,001	—	298
Acquisition of property and equipment	(15,175)	(5,265)	(15,238)
Acquisition of American Casino & Entertainment Properties LLC	(1,299,066)	—	—
Decrease in related party receivables	—	—	403
Proceeds from sale of property and equipment	121	—	629

Net Cash Used In Investing Activities	(1,313,119)	(5,265)	(13,908)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(16,366)	—	—
Payments on line of credit	—	(40,000)	—
Capital Distribution	—	(15,439)	—
Payments on capital lease obligation	(173)	(85)	(245)
Due to Seller	7,379	—	—
Proceeds on notes payable	1,108,000	—	—
Equity Contribution	200,060	—	—

Net Cash Provided By (Used In) Financing Activities	1,298,900	(55,524)	(245)

Net increase (decrease) in cash and cash equivalents	(4,525)	(69,060)	29,083
Cash and cash equivalents — beginning of period	38,205	107,265	54,912

Cash and Cash Equivalents — end of period	$33,680	$38,205	$83,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$16,194	$9,455	$9,978

Cash paid during the period for income taxes	$—	$—	$8,350

Supplemental Disclosure of Non-cash Items:
Long-term debt paid by parent	$—	$215,000	$—

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Unaudited)
(in thousands)

	Class A	Class B	Total
	Equity	Equity	Equity

Successor:
Balance at February 21, 2008	$—	$—	$—
Equity contribution	—	200,060	200,060
Acqusition costs paid by parent	—	(20,004)	(20,004)
Net income	—	2,967	2,967

Balance at June 30, 2008	$—	$183,023	$183,023

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
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $41.6 million is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
     On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. We issued the Class B Interests to Holdings in reliance on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.
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
     On February 21, 2008, IELP and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition, which ACEP has accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under.
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
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.

Note 3. Related Party Transactions
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which is effective from January 1, 2008 through December 31, 2008. CRI is approximately 75% owned by Whitehall Street Real Estate Funds. Under the agreement, CRI will purchase a minimum number of room nights, from the Stratosphere, which varies by month. In addition, CRI will purchase promotional incentives such as show, restaurant and gaming packages for each guest. There is also a sales incentive component whereby CRI will pay us a fee for timeshare sales generated by CRI guests in excess of 2,449 timeshare sales per month. During the three and six months ended June 30, 2008, we recorded approximately $1,280,000 and $2,433,000 for room revenues and approximately $282,000 and $561,000 for premiums under the agreement, respectively. There were no sales incentives earned during either period. As of June 30, 2008 and December 31, 2007, CRI owed us approximately $697,000 and $0, respectively, which is recorded in accounts receivable on the balance sheet.
     On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, whereby they provide asset management consulting services. Highgate is entitled to receive a $3.0 million per year base consulting fee, additional consulting fees based on an increase in the revenue per available room and development fees at 4% for any agreed upon development projects. For the three and six months ended June 30, 2008, we expensed Highgate fees of approximately $750,000 and $1,078,000 for consulting fees and approximately $522,000 and $698,000 for development fees, respectively. We also reimbursed Highgate approximately $106,000 for travel and entertainment expenses, for the three and six months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, we owed Highgate approximately $18,000 and $0, respectively.
     As discussed in Note 1, on February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $15.7 million and $23.2 million for the three and six months ended June 30, 2008, respectively. We also paid Goldman Sachs $34,000 for the three and six months ended June 30, 2008, for expenses in connection with financial advisory services. As of June 30, 2008 and December 31, 2007, we owed $1.1 billion and $0, respectively, for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are Goldman Term Loan interest accrued of $4,209,000 and $0, as of June 30, 2008 and December 31, 2007, respectively.
     One June 16, 2008, the Stratosphere entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing their system. As of June 30, 2008 and December 31, 2007, no amounts were paid or owed under this agreement.
     Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services such as construction management, cash management and insurance brokers. Fees expensed for the three and six months ended June 30, 2008 were approximately $2,000. As of June 30, 2008 and December 31, 2007, we owed Archon $1,000 and $0, respectively.
     Prior to the Acquisition, during the three and six months ended June 30, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., and had the following related party transactions.
     We had an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. Our ultimate parent American Real Estate Partners, L.P., owned the majority of Atlantic Holdings’ shares. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three and six months ended June 30, 2007, we billed Atlantic Holdings and its affiliates approximately $31,000 and $62,000, respectively.
     During the three and six months ended June 30, 2007 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $71,000 and $140,000 for the three and six months ended June 30, 2007, respectively.

Note 4. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Intangible Assets.”
     The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by management, and finite-lived assets are amortized over the five year estimated period to be benefited.
     As of June 30, 2008, we have the following intangible assets.

		(in thousands)
		Gross		Net
	Asset	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizing intangible assets:
Advance reservations	2 Months	618	(618)	—
Player loyalty plan	5 Years	7,450	(497)	6,953

		$8,068	$(1,115)	$6,953

Non-amortizing intangible assets:
Goodwill				$6,939
Trade names				29,866

				$43,758

Note 5. Long-term Debt
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
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.5% at June 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%.
     As of June 30, 2008 and December 31, 2007, we had outstanding borrowings of $1.1 billion and $255.0 million, respectively.
Note 6. Legal Proceedings
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial conditions, results of operations or liquidity.
Note 7. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As a result of the Acquisition, our unrecognized tax benefits were transferred to AEP. We are no longer required to prepare and file income tax returns in any jurisdiction.

Note 8. Acquisition
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
The following unaudited preliminary allocation of the purchase price has been prepared based upon currently available information and assumptions that are deemed appropriate by management. The preliminary information is presented for informational purposes only and is subject to adjustments for up to 12 months following the transaction date.
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
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.5% at June 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $41.6 million is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
     On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. We issued the Class B Interests to Holdings in reliance on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.
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
     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at June 30, 2008:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games
Stratosphere	80,000	2,444	1,270	49
Arizona Charlie’s Decatur	52,000	258	1,329	15
Arizona Charlie’s Boulder	47,000	303	1,028	16
Aquarius	57,000	1,907	1,243	42
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
Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table highlights the results of our operations (dollars in millions):

	Successor	Predecessor
	Three Months Ended
	June 30, 2008	June 30, 2007	% Change
Income Statement Data:
Revenues:
Casino	$66.6	$67.8	-1.8%
Hotel	21.8	23.1	-5.6%
Food and beverage	23.3	23.4	-0.4%
Tower, retail and other	9.6	10.3	-6.8%

Gross revenues	121.3	124.6	-2.6%
Less promotional allowances	10.7	10.4	2.9%

Net revenues	110.6	114.2	-3.2%

Costs and expenses:
Casino	21.5	22.0	-2.3%
Hotel	8.8	9.2	-4.3%
Food and beverage	17.0	17.1	-0.6%
Other operating expenses	5.0	4.7	6.4%
Selling, general and administrative	33.9	29.7	14.1%
Depreciation and amortization	9.0	9.0	0.0%

Total costs and expenses	95.2	91.7	3.8%

Income from operations	$15.4	$22.5	-31.6%

     Gross Revenues
     Gross revenues decreased 2.6% to $121.3 million for the three months ended June 30, 2008 from $124.6 million for the three months ended June 30, 2007. This decrease was primarily due to a decrease in hotel and table game revenues as discussed below.

     Casino Revenues
     Casino revenues decreased 1.8% to $66.6 million, or 54.9% of gross revenues, for the three months ended June 30, 2008 from $67.8 million, or 54.4% of gross revenues, for the three months ended June 30, 2007. This decrease was primarily due to a decrease in table games revenues, due to a 7.6% decrease in table games drop and a 4.6% decrease in table games hold. For the three months ended June 30, 2008, slot machine revenues were $56.3 million, or 84.5% of casino revenues, and table game revenues were $8.2 million, or 12.3% of casino revenues, compared to $56.7 million and $9.3 million, respectively, for the three months ended June 30, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $2.1 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively.
     Non-Casino Revenues
     Hotel revenues decreased 5.6% to $21.8 million, or 18.0% of gross revenues, for the three months ended June 30, 2008 from $23.1 million, or 18.5% of gross revenues, for the three months ended June 30, 2007. This decrease was primarily due to a 4.0% decrease in the number of rooms sold and a 1.7% decrease in the average daily room rate, due to the softening economy.
     Food and beverage revenues decreased 0.4% to $23.3 million, or 19.2% of gross revenues, for the three months ended June 30, 2008, from $23.4 million, or 18.8% of gross revenues, for the three months ended June 30, 2007. This decrease was primarily due to a 7.9% decrease in the number of food and beverage covers partially offset by an 8.1% increase in the average check amount.
     Tower, retail and other revenues decreased 6.8% to $9.6 million, or 7.9% of gross revenues, for the three months ended June 30, 2008, compared to $10.3 million, or 8.3% of gross revenues, for the three months ended June 30, 2007. This decrease was primarily due to a decrease in retail leasing revenues and Turn a Twenty promotional revenues.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 16.1% for the three months ended June 30, 2008 from 15.3% for the three months ended June 30, 2007. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Aquarius, under such marketing programs.
     Operating Expenses
     Casino operating expenses decreased 2.3% to $21.5 million, or 32.3% of casino revenues, for the three months ended June 30, 2008, from $22.0 million, or 32.4% of casino revenues, for the three months ended June 30, 2007. This decrease was primarily due to decreased revenue taxes due to decreased casino revenues and decreased slot participation expense, as a result of a reduction in the number of participation games.
     Hotel operating expenses decreased 4.3% to $8.8 million, or 40.4% of hotel revenues, for the three months ended June 30, 2008, from $9.2 million, or 39.8% of hotel revenues, for the three months ended June 30, 2007. This decrease was primarily due to a decrease in the hotel occupancy rate.
     Food and beverage operating expenses decreased 0.6% to $17.0 million, or 73.0% of food and beverage revenues, for the three months ended June 30, 2008, from $17.1 million, or 73.1% of food and beverage revenues, for the three months ended June 30, 2007. This decrease was primarily due to a decrease in the cost of food and beverages, due to a decrease in the number of food and beverage covers.
     Other operating expenses increased 6.4% to $5.0 million, or 52.1% of tower, retail and other revenues, for the three months ended June 30, 2008, from $4.7 million, or 45.6% of tower, retail and other revenues, for the three months ended June 30, 2007. This increase is primarily due to settlement costs, of $400,000 paid to Marriott Ownership Resorts, Inc., upon termination of a lease and the release of all obligations thereunder.
     Selling, general and administrative expenses were primarily comprised of payroll and related expenses, utilities, advertising and maintenance contracts. These expenses increased 14.1% to $33.9 million, or 27.9% of gross revenues, for the three months ended June 30, 2008, from $29.7 million, or 23.8% of gross revenues, for the three months ended June 30, 2007. This increase was primarily due to increased payroll and related expenses from stay-on bonuses, paid to employees, related to the Acquisition.

     Interest Expense
     Interest expense increased 225.5% to $17.9 million for the three months ended June 30, 2008, from $5.5 million for the three months ended June 30, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table highlights the results of our operations (dollars in millions):

	Successor	Predecessor	Combined (a)	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008
	Through	Through	Six Months Ended
	June 30, 2008	February 20, 2008	June 30, 2008	June 30, 2007	% Change
Income Statement Data:
Revenues:
Casino	$99.2	$36.5	$135.7	$135.2	0.4%
Hotel	33.4	11.7	45.1	45.7	-1.3%
Food and beverage	34.4	12.3	46.7	46.5	0.4%
Tower, retail and other	13.8	4.7	18.5	19.6	-5.6%

Gross revenues	180.8	65.2	246.0	247.0	-0.4%
Less promotional allowances	15.7	5.6	21.3	20.0	6.5%

Net revenues	165.1	59.6	224.7	227.0	-1.0%

Costs and expenses:
Casino	31.3	12.4	43.7	44.6	-2.0%
Hotel	12.6	4.7	17.3	18.2	-4.9%
Food and beverage	24.5	9.2	33.7	33.1	1.8%
Other operating expenses	6.9	2.3	9.2	8.9	3.4%
Selling, general and administrative	48.5	18.5	67.0	59.2	13.2%
Depreciation and amortization	12.4	5.0	17.4	17.6	-1.1%

Total costs and expenses	136.2	52.1	188.3	181.6	3.7%

Income from operations	$28.9	$7.5	$36.4	$45.4	-19.8%

     (a) The results for the six months ended June 30, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for prior periods.
     Gross Revenues
     Gross revenues decreased 0.4% to $246.0 million for the Combined six months ended June 30, 2008 from $247.0 million for the six months ended June 30, 2007. This decrease was primarily due to a decrease in hotel and tower, retail and other revenues, as discussed below.
     Casino Revenues
     Casino revenues increased 0.4% to $135.7 million, or 55.2% of gross revenues, for the Combined six months ended June 30, 2008 from $135.2 million, or 54.7% of gross revenues, for the six months ended June 30, 2007. This increase was primarily due to an increase in slot revenues, due to a 1.3% increase in slot coin-in. For the Combined six months ended June 30, 2008, slot machine revenues were $114.3 million, or 84.2% of casino revenues, and table game revenues were $16.9 million, or 12.5% of casino revenues, compared to $112.6 million and $18.4 million, respectively, for the six months ended June 30, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $4.5 million and $4.2 million for the Combined six months ended June 30, 2008 and 2007, respectively.
     Non-Casino Revenues
     Hotel revenues decreased 1.3% to $45.1 million, or 18.3% of gross revenues, for the Combined six months ended June 30, 2008 from $45.7 million, or 18.5% of gross revenues, for the six months ended June 30, 2007. This decrease was primarily due to a 3.5% decrease in the number of rooms sold.
     Food and beverage revenues increased 0.4% to $46.7 million, or 19.0% of gross revenues, for the Combined six months ended June 30, 2008, from $46.5 million, or 18.8% of gross revenues, for the six months ended June 30, 2007. This increase was primarily due to an 8.2% increase in the average check amount, mostly due to an increase in banquet event bookings in the first quarter of 2008.
     Tower, retail and other revenues decreased 5.6% to $18.5 million, or 7.5% of gross revenues, for the Combined six months ended June 30, 2008, compared to $19.6 million, or 7.9% of gross revenues, for the six months ended June 30, 2007. This decrease was primarily due a decrease in retail leasing revenues at the Stratosphere and a one-time refund of state unemployment tax, in the first quarter of 2007, related to the acquisition of the Aquarius in 2006.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 15.7% for the Combined six months ended June 30, 2008 from 14.8% for the six months ended June 30, 2007. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and food and beverage, particularly at the Aquarius, under such marketing programs.
     Operating Expenses
     Casino operating expenses decreased 2.0% to $43.7 million, or 32.2% of casino revenues, for the Combined six months ended June 30, 2008, from $44.6 million, or 33.0% of casino revenues, for the six months ended June 30, 2007. This decrease was primarily due to decreased slot participation expense, as a result of a reduction in the number of participation games.
     Hotel operating expenses decreased 4.9% to $17.3 million, or 38.4% of hotel revenues, for the Combined six months ended June 30, 2008, from $18.2 million, or 39.8% of hotel revenues, for the six months ended June 30, 2007. This decrease was primarily due to a decreased use of supplies, due to lower occupancy.
     Food and beverage operating expenses increased 1.8% to $33.7 million, or 72.2% of food and beverage revenues, for the Combined six months ended June 30, 2008, from $33.1 million, or 71.2% of food and beverage revenues, for the six months ended June 30, 2007. This increase was primarily due to an increase in payroll and related expenses.
     Other operating expenses increased 3.4% to $9.2 million, or 49.7% of tower, retail and other revenues, for the Combined six months ended June 30, 2008, from $8.9 million, or 45.4% of tower, retail and other revenues, for the six months ended June 30, 2007. This increase is primarily due to settlement costs of $400,000 paid to Marriott Ownership Resorts, Inc., upon termination of a lease and the release of all obligations thereunder.
     Selling, general and administrative expenses were primarily comprised of payroll and related expenses, utilities and advertising. These expenses increased 13.2% to $67.0 million, or 27.2% of gross revenues, for the Combined six months ended June 30, 2008, from $59.2 million, or 24.0% of gross revenues, for the six months ended June 30, 2007. This increase was primarily due to increased payroll and related expenses from stay-on bonuses, paid to employees, related to the Acquisition.
     Interest Expense
     Interest expense increased 165.1% to $28.9 million for the Combined six months ended June 30, 2008, from $10.9 million for the six months ended June 30, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.

Financial Condition
Liquidity and Capital Resources
     Overview
     Our primary source of cash is from the operation of our properties. On February 15, 2008, in connection with the Acquisition, we repaid in full all amounts outstanding, and terminated all commitments under the senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent. In addition, in connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion from the issuance of the Goldman Term Loans. At June 30, 2008, we had cash and cash equivalents of $33.7 million.
     Our primary use of cash during the Combined six months ended June 30, 2008 was for operating expenses, to pay interest on the Goldman Term Loans and to fund certain reserve accounts required under the terms of the Goldman Term Loans. Under the terms of the Goldman Term Loans, the company is required to deposit all income, as defined in the related Cash Management Agreement, with LaSalle Bank N.A., or LaSalle Bank, as trustee for the Goldman Term Loan. As trustee, LaSalle Bank retains funds necessary to fund interest payments for the month, as well as funds required to be reserved for future operating expenses such as property insurance and taxes. In addition, LaSalle Bank retains funds to support certain future capital expenditures for furniture, fixtures and equipment. All excess funds held at LaSalle Bank are transferred back to the company to fund normal operating expenses. Any funds returned to the company which are not used to fund operating expenses are returned to LaSalle Bank and reserved for future months’ operating expenses.
     Planned Capital Expenditures
     Our capital spending was approximately $20.4 million and $15.2 million for the Combined six months ended June 30, 2008 and six months ended June 30, 2007, respectively. During the Combined six months ended June 30, 2008, approximately $3.3 million and $12.6 million were spent on hotel renovations at the Stratosphere and the Aquarius, respectively.
     In addition to our regular capital spending plan, we were required to reserve $54.0 million for capital projects, with a combination of restricted cash and a letter of credit, as part of our financing related to the acquisition of our membership interests. These projects include approximately $19.0 million for the Aquarius hotel renovation, approximately $25.0 million renovation at the Stratosphere and approximately $10.0 million at Arizona Charlie’s Decatur for an event room and other projects. These funds are required to be spent over the next 8 to 14 months.
     Indebtedness
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.5% at June 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $41.6 million is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million will be amortized to interest expense, using the effective interest method, over the two-year life of the agreement.

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
     Contractual Obligations
     Long-term debt increased to approximately $1.1 billion as of June 30, 2008 from approximately $255.0 million as of December 31, 2007. As discussed above, in connection with the closing of the Acquisition, we were required to pay off the $215.0 million senior secured notes and $40.0 million senior secured revolving credit facility. Additionally, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans of approximately $1.1 billion.
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
     In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of

SFAS 160 to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2008, there were $1.1 billion of borrowings outstanding under the Goldman Term Loans.
     The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $1.1 billion as of June 30, 2008.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (2.5% at June 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement, to cap LIBOR at 4.75%, was purchased for $1.3 million and will be amortized over two years.
     For the Combined six months ended June 30, 2008, we incurred approximately $28.9 million in interest expense. Certain amounts of our outstanding indebtedness for the period were based upon a variable, LIBOR rate plus a premium. If the Goldman Term Loans had existed for the entire six month period ended June 30, 2008, a 1% increase in the LIBOR would have increased our interest cost by approximately $5.6 million.
     Other than the interest rate cap agreements we are required to maintain under the terms of the Goldman Term Loans, we do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4. Controls and Procedures
     Management is responsible for establishing and maintaining adequate disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e), and internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations, or COSO. The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of June 30, 2008.
     This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.
     On April 2, 2008 Mr. Richard Brown resigned from his position as the Chief Executive Officer, or CEO, of the Company, and his duties were assumed by Frank Riolo, our President, until such time as a new CEO is appointed.
     There were no changes in our internal control over financial reporting that occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 13, 2008

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