Form 10-Q
period 2008-09-30
American Casino & Entertainment Properties LLC
filed 2008-11-13
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Page
Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2008 (Successor) (unaudited) and December 31, 2007 (Predecessor)	3

Condensed Consolidated Statements of Income (Loss) (unaudited) — The Three Months Ended September 30, 2008 (Successor), and the Three Months Ended September 30, 2007 (Predecessor)	4

Condensed Consolidated Statements of Income (Loss) (unaudited) — The Period February 21, 2008 Through September 30, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Nine Months Ended September 30, 2007 (Predecessor)	5

Condensed Consolidated Statements of Cash Flows (unaudited) — The Period February 21, 2008 Through September 30, 2008 (Successor), The Period January 1, 2008 Through February 20, 2008 and the Nine Months Ended September 30, 2007 (Predecessor)	6

Condensed Consolidated Statements of Members’ Equity (unaudited) — The Period February 21, 2008 Through September 30, 2008 (Successor)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

Part II Other Information

Item 1A. Risk Factors	27

Item 6. Exhibits	27
EX-4.1: AMENDMENT TO LOAN AGREEMENT
EX-4.2: MEZZANINE A AMENDMENT TO LOAN AGREEMENT
EX-4.3: MEZZANINE B AMENDMENT TO LOAN AGREEMENT
EX-4.4: MEZZANINE C AMENDMENT TO LOAN AGREEMENT
EX-4.5: MEZZANINE D AMENDMENT TO LOAN AGREEMENT
EX-4.6: MEZZANINE E AMENDMENT TO LOAN AGREEMENT
EX-4.7: MEZZANINE F AMENDMENT TO LOAN AGREEMENT
EX-4.8: MEZZANINE G AMENDMENT TO LOAN AGREEMENT
EX-4.9: MEZZANINE H AMENDMENT TO LOAN AGREEMENT
EX-4.10: MEZZANINE I AMENDMENT TO LOAN AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$29,241	$107,265
Cash and cash equivalents-restricted	56,579	—
Investments-restricted	1,857	2,858
Accounts receivable, net	5,266	5,615
Deferred income taxes	—	4,309
Other current assets	14,687	11,999

Total Current Assets	107,630	132,046

Property and equipment, net	1,167,958	431,970

Debt issuance and deferred financing costs, net	11,592	4,555
Deferred income taxes	—	34,503
Intangible assets, net	43,386	1,939
Other assets	6	85

Total Other Assets	54,984	41,082

Total Assets	$1,330,572	$605,098

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$7,916	$4,730
Accrued expenses	23,207	27,347
Accrued payroll and related expenses	12,121	16,936
Current portion of capital lease obligations	993	520

Total Current Liabilities	44,237	49,533

Long-Term Liabilities:
Long-term debt	1,108,000	255,000
Capital lease obligations, less current portion	949	1,810
Other	—	2,386

Total Long-Term Liabilities	1,108,949	259,196

Total Liabilities	1,153,186	308,729

Commitments and Contingencies

Members’ Equity:
Members’ equity	177,386	296,369

Total Members’ Equity	177,386	296,369

Total Liabilitites and Members’ Equity	$1,330,572	$605,098

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Three Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)
	(In thousands)
Revenues:
Casino	$63,013	$64,941
Hotel	19,826	21,872
Food and beverage	22,498	22,501
Tower, retail and other	11,120	10,511

Gross Revenues	116,457	119,825
Less promotional allowances	10,790	10,458

Net Revenues	105,667	109,367

Costs and Expenses:
Casino	21,347	21,765
Hotel	8,831	8,885
Food and beverage	16,740	18,407
Other operating expenses	4,592	4,561
Selling, general and administrative	35,773	32,302
Depreciation and amortization	9,165	9,228
Loss on disposal of assets	252	17

Total Costs and Expenses	96,700	95,165

Income From Operations	8,967	14,202

Other Income (Expense):
Interest income	282	660
Interest expense	(17,216)	(4,386)

Total Other Expense, net	(16,934)	(3,726)

Income (Loss) Before Income Taxes	(7,967)	10,476

Provision for income taxes	—	(536)

Net Income (Loss)	$(7,967)	$9,940

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008	Nine Months
	Through	Through	Ended
	September 30, 2008	February 20, 2008	September 30, 2007
		(Unaudited)
		(In thousands)
Revenues:
Casino	$162,212	$36,539	$200,124
Hotel	53,207	11,683	67,584
Food and beverage	56,959	12,354	69,024
Tower, retail and other	24,901	4,651	30,082

Gross Revenues	297,279	65,227	366,814
Less promotional allowances	26,528	5,608	30,421

Net Revenues	270,751	59,619	336,393

Costs and Expenses:
Casino	52,667	12,363	66,353
Hotel	21,448	4,682	27,105
Food and beverage	41,250	9,183	51,469
Other operating expenses	11,453	2,341	13,480
Selling, general and administrative	84,288	18,511	91,492
Depreciation and amortization	21,452	5,062	26,807
Loss on disposal of assets	321	—	3

Total Costs and Expenses	232,879	52,142	276,709

Income From Operations	37,872	7,477	59,684

Other Income (Expense):
Loss on early extinguishment of debt	—	(13,580)	—
Interest income	672	322	1,643
Interest expense	(43,544)	(2,564)	(15,285)

Total Other Expense, net	(42,872)	(15,822)	(13,642)

Income (Loss) Before Income Taxes	(5,000)	(8,345)	46,042

Benefit (provision) for income taxes	—	2,920	(12,805)

Net Income (Loss)	$(5,000)	$(5,425)	$33,237

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from February 21, 2008 Through	Period from January 1, 2008 Through	Nine Months Ended
	September 30, 2008	February 20, 2008	September 30, 2007
		(Unaudited)
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(5,000)	$(5,425)	$33,237
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,452	5,062	26,807
Amortization of debt issuance and deferred financing costs	4,774	—	—
Tax Benefit	—	(2,920)	—
Write-off of deferred financing costs	—	4,405	—
Loss on sale of assets	321	—	3
Provision for deferred income taxes	—	—	748
Changes in operating assets and liabilities:
Restricted cash	(15,019)	—	269
Accounts receivable, net	254	95	27
Other assets	5,408	55	4,176
Accounts payable and accrued expenses	(4,087)	(9,543)	(11,352)
Other	—	—	(3,665)

Net Cash Provided By (Used In) Operating Activities	8,103	(8,271)	50,250

Cash Flows From Investing Activities:
Decrease in investments — restricted	1,001	—	549
Acquisition of property and equipment	(20,224)	(5,265)	(18,517)
Acquisition of American Casino & Entertainment Properties LLC	(1,299,066)	—	—
Decrease in related party receivables	—	—	457
Proceeds from sale of property and equipment	122	—	630

Net Cash Used In Investing Activities	(1,318,167)	(5,265)	(16,881)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(16,366)	—	—
Payments on line of credit	—	(40,000)	—
Capital Distribution	—	(15,439)	—
Payments on capital lease obligation	(303)	(85)	(370)
Due to Seller	7,379	—	—
Proceeds on notes payable	1,108,000	—	—
Equity Contribution	202,390	—	—

Net Cash Provided By (Used In) Financing Activities	1,301,100	(55,524)	(370)

Net increase (decrease) in cash and cash equivalents	(8,964)	(69,060)	32,999
Cash and cash equivalents — beginning of period	38,205	107,265	54,912

Cash and Cash Equivalents — end of period	$29,241	$38,205	$87,911

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$33,243	$9,455	$19,174

Cash paid during the period for income taxes	$—	$—	$14,573

Supplemental Disclosure of Non-cash Items:
Long-term debt paid by parent	$—	$215,000	$—

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A	Class B	Total
	Equity	Equity	Equity
Successor:
Balance at February 21, 2008	$—	$—	$—
Initial equity contribution	—	200,060	200,060
Acquisition costs paid by parent	—	(20,004)	(20,004)
Additional equity contribution	—	2,330	2,330
Net loss	—	(5,000)	(5,000)

Balance at September 30, 2008	$—	$177,386	$177,386

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
     On April 22, 2007, AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.
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
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $41.6 million was held in reserve for capital expenditures, deferred maintenance, environmental, structural demolition, taxes and insurance at the date of loan closing. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
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
     Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as initial members of our board. Each of the members of Voteco are party to the Transfer Restriction Agreement.
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
Note 2. Basis of Presentation
     The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2007 audited consolidated financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.
     These condensed consolidated financial statements should be read in conjunction with the notes to the 2007 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, on March 27, 2008 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.
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
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Standards, or SFAS, 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115.” SFAS 159, which amends SFAS 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS 159 included available-for-sales securities in the assets eligible for this treatment. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial

Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.
Note 3. Related Party Transactions
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which is effective from January 1, 2008 through December 31, 2008. CRI is approximately 75% owned by Whitehall, an affiliate of Goldman Sachs. Under the agreement, CRI will purchase a minimum number of room nights, from the Stratosphere, which varies by month. In addition, CRI will purchase promotional incentives such as show, restaurant and gaming packages for each guest. There is also a sales incentive component whereby CRI will pay us a fee for timeshare sales generated by CRI guests in excess of 2,449 timeshare sales per month. There were no sales incentives earned during either period. During the three and nine months ended September 30, 2008, we recorded approximately $1,162,000 and $3,594,000 for room revenues and approximately $422,000 and $983,000, respectively, for premiums under the agreement. CRI also leases space from Stratosphere for three marketing kiosks. The lease agreement is effective from July 1, 2008 through June 30, 2011. The base rent is $125,000 per month plus common area maintenance charges. Stratosphere receives additional rent for tours over 1,250 guests per month that originate from Stratosphere. During the three and nine months ended September 30, 2008, CRI paid Stratosphere approximately $383,000 and 383,000 for rent under the lease agreement, respectively. As of September 30, 2008 and December 31, 2007, CRI owed us approximately $772,000 and $0, respectively, which is recorded in accounts receivable on the balance sheet.
     On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate an affiliate of Goldman Sachs, whereby they provide asset management consulting services. Highgate is entitled to receive a $3.0 million per year base consulting fee, additional consulting fees based on an increase in the revenue per available room and development fees at 4% for any agreed upon development projects. For the three and nine months ended September 30, 2008, we incurred Highgate fees of approximately $750,000 and $1,828,000 for consulting fees and approximately $1,000 and $699,000 for development fees, respectively. We also reimbursed Highgate approximately $16,000 and $106,000 for travel and entertainment expenses, for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008 and December 31, 2007, we owed Highgate approximately $520,000 and $0, respectively.
     As discussed in Note 1, on February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $17.0 million and $36.0 million for the three and nine months ended September 30, 2008, respectively. We also paid Goldman Sachs $0 and $34,000 for the three and nine months ended September 30, 2008, respectively, for expenses in connection with financial advisory services. As of September 30, 2008 and December 31, 2007, we owed $1.1 billion and $0, respectively, for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are

Goldman Term Loan interest accrued of $2,702,000 and $0, as of September 30, 2008 and December 31, 2007, respectively.
     On June 16, 2008, the Stratosphere entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing their system. Fees expensed for the three and nine months ended September 30, 2008 were $90,000 and $90,000 respectively. As of September 30, 2008 and December 31, 2007, we owed TTL approximately $85,000 and $0, respectively.
     Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services such as construction management, cash management and insurance brokers. Fees paid for the three and nine months ended September 30, 2008 were approximately $6,000 and $20,000, respectively. As of September 30, 2008 and December 31, 2007, we owed Archon approximately $3,000 and $0, respectively.
     Prior to the Acquisition, during the three and nine months ended September 30, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., and had the following related party transactions:
     We had an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, to provide management and consulting services. Our ultimate parent American Real Estate Partners, L.P., owned the majority of Atlantic Holdings’ shares. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three and nine months ended September 30, 2007, we billed Atlantic Holdings and its affiliates approximately $30,000 and $93,000, respectively.
     During the three and nine months ended September 30, 2007 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $64,000 and $205,000 for the three and nine months ended September 30, 2007, respectively.
Note 4. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS 142 “Goodwill and Intangible Assets.”
     The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal, and finite-lived assets are amortized over the five year estimated period to be benefited.
     As of September 30, 2008, we have the following intangible assets.

		(in thousands)
		Gross		Net
	Asset	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Amortizing intangible assets:
Advance reservations	2 Months	$618	$(618)	$—
Player loyalty plan	5 Years	7,450	(869)	6,581

		$8,068	$(1,487)	6,581

Non-amortizing intangible assets:
Goodwill				6,939
Trade names				29,866

				$43,386

     Estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2008	$372
2009	1,490
2010	1,490
2011	1,490
2012	1,490
Thereafter	249

Total	$6,581

Note 5. Long-term Debt
     Long-term debt and capital lease obligations consist of the following.

	Successor	Predecessor
	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a margin above LIBOR (3.9% at September 30, 2008)	$1,108,000	$—
7.85% senior secured notes, interest payable semi-annually due February 1, 2012	—	215,000
Senior secured revolving credit facility, interest payable monthly, due May 12, 2010	—	40,000
Capital lease obligations	1,942	2,330

Total long-term debt and capital lease obligations	1,109,942	257,330

Current portion of capital lease obligations	993	520

Total long-term debt and capital lease obligations, net	$1,108,949	$256,810

Senior Secured Notes
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
Goldman Term Loans
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Commercial Mortgage Capital, L.P. (the “Lender”), pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans have an initial maturity on March 11, 2010 with two one-year extension option. Interest is due and payable monthly at a blended annual interest rate of LIBOR (3.9% at September 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
     As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $41.6 million was held in reserve for capital expenditures, deferred maintenance, environmental remediation, structural demolition, taxes and insurance as of the loan closing date. According to the Goldman Term Loans agreement, the Lender, shall remit at the end of each Business Day, the amount, if any, by which amounts then contained in the Cash Management Account (as defined in the agreement) exceed the aggregate amount required to be paid to or reserved. Prior to September 30, 2008, the lender had not provided us with all excess funds as required by the Goldman Term Loans agreement. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired.
     On June 13, 2008, we entered into an Amendment to Loan Agreement which re-defined the Interest Accrual Period and Payment Date. The Amendment to Loan Agreement is attached hereto as Exhibit 4.1.
     As of September 30, 2008 and December 31, 2007, we had outstanding borrowings of $1.1 billion and $255.0 million, respectively.
Note 6. Legal Proceedings
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial conditions, results of operations or liquidity.
Note 7. Income Taxes
     We adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109”, or FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As a result of the Acquisition, our unrecognized tax benefits were transferred to AEP. In conjunction with the Acquisition, we elected to be taxed under the provisions of Subchapters S of the Internal Revenue Code of 1986. Under those provisions, the owners of ACEP pay income taxes on its taxable income. Accordingly, a provision for income taxes is not included in our financial statements. We are no longer required to prepare and file income tax returns in any jurisdiction.
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
     The following table sets forth the preliminary allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,004
Reserves and pre-payments	49,484

Total Purchase Price	$1,297,147

Cash and cash equivalents	$38,205
Investment -restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable — trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligat	ion (525)

Estimated Working Capital	$18,285

Total Amount Paid	$1,315,432

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
Overview, Background and History
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
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (3.9% at September 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $50.5 million is held in reserve for capital expenditures, deferred maintenance, environmental, structural, taxes, insurance and demolition. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.

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
     Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as initial members of our board. Each of the members of Voteco are party to the Transfer Restriction Agreement.
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
     On April 2, 2008, Richard Brown resigned from his position as the Chief Executive Officer of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on April 21, 2008 (SEC File No. 000-52975). On April 29, 2008 Frank V. Riolo was appointed as President of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on May 5, 2008 (SEC File No. 000-52975).
     On September 3, 2008, the Company terminated the employment of Denise Barton as Senior Vice President and Chief Financial Officer, Treasurer and Secretary of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on September 8, 2008 (SEC File No. 000-52975).
     On September 24, 2008 and September 25, 2008, Edward W. Martin, III, was appointed as Chief Financial Officer and Treasurer, respectively, of American Casino & Entertainment Properties LLC, or ACEP, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975).
     On September 25, 2008, Frank V. Riolo was elected to the ACEP managing board. He was elected to the compensation and audit committees of the board, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975).
     On September 25, 2008, Phyllis A. Gilland was appointed General Counsel and Corporate Secretary of ACEP.
     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at September 30, 2008:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,262	47
Arizona Charlie’s Decatur	52,000	258	1,346	15
Arizona Charlie’s Boulder	47,000	303	1,031	16
Aquarius	57,000	1,907	1,291	41
     We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table highlights the results of our operations (dollars in millions):

	Successor	Predecessor
	Three Months Ended
	September 30, 2008	September 30, 2007	% Change
Income Statement Data:
Revenues:
Casino	$63.0	$64.9	-2.9%
Hotel	19.8	21.9	-9.6%
Food and beverage	22.5	22.5	0.0%
Tower, retail and other	11.1	10.6	4.7%

Gross revenues	116.4	119.9	-2.9%
Less promotional allowances	10.8	10.5	2.9%

Net revenues	105.6	109.4	-3.5%

Costs and expenses:
Casino	21.3	21.8	-2.3%
Hotel	8.8	8.9	-1.1%
Food and beverage	16.7	18.4	-9.2%
Other operating expenses	4.6	4.6	0.0%
Selling, general and administrative	36.0	32.3	11.5%
Depreciation and amortization	9.2	9.2	0.0%

Total costs and expenses	96.6	95.2	1.5%

Income from operations	$9.0	$14.2	-36.6%

     Consolidated net revenues decreased 3.5% to $105.6 million for the three months ended September 30, 2008 from $109.4 million for the three months ended September 30, 2007. The decrease in net revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, rising oil prices, increased unemployment, difficult consumer credit markets, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.
     Consolidated income from operations decreased 36.6% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above as well as increases in expenses for outside services associated with the acquisition, increased advertising expenses, and expenses associated with increased general insurance coverage. As a result our consolidated operating margin decreased to 8.5% for the three months ended September 30, 2008 from 13.0% for the three months ended September 30, 2007.
     Casino
     Casino revenues decreased 2.9% to $63.0 million for the three months ended September 30, 2008 from $64.9 million for the three months ended September 30, 2007. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties decreased during the three months ended September 30, 2008 as compared to the same period in 2007. Casino expenses decreased 2.3% to $21.3 million for the three months ended September 30, 2008, from $21.8 million for the three months ended September 30, 2007. This was primarily due to a reduction in the number of participation games, decreased revenue taxes and overall efficiency efforts. As a result our casino operating margin remained relatively flat at 66.2% for the three months ended September 30, 2008 as compared to 66.4% for the three months ended September 30, 2007.
     Hotel

     Hotel revenues decreased 9.6% to $19.8 million for the three months ended September 30, 2008 from $21.9 million for the three months ended September 30, 2007. Room occupancy decreased to 82.6% for the three months ended September 30, 2008 as compared to 86.5% for the three months ended September 30, 2007 due to the overall economic slowdown discussed above. Average daily rate decreased 4.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease is primarily due to an overall decrease in room rates across our properties as a result of increased wholesale room sales, particularly at Stratosphere and Aquarius. Hotel expenses decreased 1.1% to $8.8 million for the three months ended September 30, 2008, from $8.9 million for the three months ended September 30, 2007. This decrease was primarily due to the decrease in occupancy and the overall decrease in our hotel expenses as a result of overall efficiency efforts. As a result our Hotel operating margin decreased to 55.6% for the three month period ended September 30, 2008 as compared to 59.4% for the three month period ended September 30, 2007.
     Food & Beverage
     Food & Beverage revenues remained flat at $22.5 million for the three months ended September 30, 2008 and for the three months ended September 30, 2007. Food covers for the three month period ended September 30, 2008 decreased 10.1% compared to the three months ended September 30, 2007. The decline in covers was offset by an 11.2% increase in average revenue per cover for the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007. Food & Beverage expenses decreased 9.2% to $16.7 million for the three months ended September 30, 2008 as compared to $18.4 million for the three months ended September 30, 2007 due to the decrease in covers and an overall decrease in our Food & Beverage costs as a result of efficiency efforts. As a result, our Food & Beverage operating margin increased to 25.8% for the three months ended September 30, 2008 as compared to 18.2% for the three months ended September 30, 2007.
     Tower, Retail and Other
     Tower, retail and other revenues increased 4.7% to $11.1 million for the three months ended September 30, 2008, compared to $10.6 million for the three months ended September 30, 2007. This increase was primarily the result of a $2 increase in tower admission prices and increased tower ride advertising. Other operating expenses remained flat at $4.6 million for the three months ended September 30, 2008, and for the three months ended September 30, 2007.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 17.1% for the three months ended September 30, 2008 from 16.2% for the three months ended September 30, 2007. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and Food & Beverage, particularly at the Aquarius and both of the Arizona Charlie’s, under such marketing programs.
     Selling, General and Administrative (“SG&A”)
     SG&A expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses. These expenses increased 11.5% to $36.0 million for the three months ended September 30, 2008, from $32.3 million for the three months ended September 30, 2007. This increase was primarily due to expenses related to the acquisition and ongoing improvements to the properties, including payroll and related expenses, and outside services. In addition, we increased expenses for advertising, and insurance coverage. As a result, SG&A increased to 34.1% of net revenues for the three months ended September 30, 2008 as compared to 29.5% for the three months ended September 30, 2007.
     Interest Expense
     Interest expense increased 290.9% to $17.2 million for the three months ended September 30, 2008, from $4.4 million for the three months ended September 30, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.

     Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007
     The following table highlights the results of our operations (dollars in millions):

	Successor	Predecessor	Combined (a)	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008
	Through	Through	Nine Months Ended
	September 30, 2008	February 20, 2008	September 30, 2008	September 30, 2007	% Change
Income Statement Data:
Revenues:
Casino	$162.3	$36.5	$198.8	$200.1	-0.6%
Hotel	53.2	11.7	64.9	67.6	-4.0%
Food and beverage	57.0	12.3	69.3	69.0	0.4%
Tower, retail and other	24.8	4.7	29.5	30.1	-2.0%

Gross revenues	297.3	65.2	362.5	366.8	-1.2%
Less promotional allowances	26.5	5.6	32.1	30.4	5.6%

Net revenues	270.8	59.6	330.4	336.4	-1.8%

Costs and expenses:
Casino	52.6	12.4	65.0	66.4	-2.1%
Hotel	21.4	4.7	26.1	27.1	-3.7%
Food and beverage	41.2	9.2	50.4	51.5	-2.1%
Other operating expenses	11.5	2.3	13.8	13.5	2.2%
Selling, general and administrative	84.7	18.5	103.2	91.5	12.8%
Depreciation and amortization	21.5	5.0	26.5	26.8	-1.1%

Total costs and expenses	232.9	52.1	285.0	276.8	3.0%

Income from operations	$37.9	$7.5	$45.4	$59.6	-23.8%

(a)     The consolidated results for the nine months ended September 30, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for prior periods.
     Net revenues decreased 1.8% to $330.4 million for the Combined nine months ended September 30, 2008 from $336.4 million for the nine months ended September 30, 2007. The decrease in net revenues for the Combined period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, rising oil prices, increased unemployment, difficult credit markets, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.
     Income from operations decreased 23.8% for the Combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above as well as increases in expenses for outside services associated with the acquisition, increased advertising expenses, and expenses associated with increased general insurance coverage. As a result our consolidated operating margin decreased to 13.7% for the Combined nine months ending September 30, 2008 from 17.7% for the nine months ended September 30, 2007.

     Casino
     Casino revenues decreased 0.6% to $198.8 million for the Combined nine months ended September 30, 2008 from $200.1 million for the nine months ended September 30, 2007. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties decreased during the Combined nine months ended September 30, 2008 as compared to the same period in 2007. Casino expenses decreased 2.1% to $65.0 million for the Combined nine months ended September 30, 2008, from $66.4 million for the nine months ended September 30, 2007. This was primarily due to a reduction in the number of participation games, decreased revenue taxes and overall efficiency efforts. As a result, our casino operating margin increased slightly to 67.3% for the Combined nine months ended September 30, 2008 as compared to 66.8% for the nine months ended September 30, 2007.
     Hotel
     Hotel revenues decreased 4.0% to $64.9 million for the Combined nine months ended September 30, 2008 from $67.6 million for the nine months ended September 30, 2007. Room occupancy decreased to 83.1% for the nine months ended September 30, 2008 as compared to 86.7% for the nine months ended September 30, 2007 due to the overall economic slowdown discussed above. Average daily rate remained relatively flat for the Combined nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Hotel expenses decreased 3.7% to $26.1 million for the Combined nine months ended September 30, 2008, from $27.1 million for the nine months ended September 30, 2007. This decrease was primarily due to the decrease in occupancy and the overall decrease in our hotel expenses as a result of overall efficiency efforts. As a result our Hotel operating margin remained relatively flat at 59.8% for the Combined nine months ended September 30, 2008 as compared to 59.9% for the three months ended September 30, 2007.
     Food & Beverage
     Food & Beverage revenues increased 0.4% to $69.3 million for the Combined nine months ended September 30, 2008, from $69.0 million for the nine months ended September 30, 2007. This increase was primarily due to a 9.2% increase in the average revenue per cover, which was partially offset by an 8.1% decrease in food covers during the Combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Food & Beverage expenses decreased 2.1% to $50.4 million for the nine months ended September 30, 2008 as compared to $51.5 million for the nine months ended September 30, 2007 due to the decrease in covers and an overall decrease in our Food & Beverage costs as a result of efficiency efforts. As a result, our Food & Beverage operating margin increased to 27.3% for the Combined nine months ended September 30, 2008 as compared to 25.4% for the nine months ended September 30, 2007.
     Tower, Retail and Other
     Tower, Retail and Other revenues decreased 2.0% to $29.5 million for the Combined nine months ended September 30, 2008, compared to $30.1 million for the nine months ended September 30, 2007. This decrease was primarily due a decrease in retail leasing revenues at the Stratosphere and a one-time refund of state unemployment tax, in the first quarter of 2007, related to the acquisition of the Aquarius in 2006. Other operating expenses increased 2.2% to $13.8 million, for the Combined nine months ended September 30, 2008, from $13.5 million, for the nine months ended September 30, 2007. This increase is primarily due to settlement costs of $400,000 paid to Marriott Ownership Resorts, Inc., upon termination of a lease and the release of all obligations thereunder.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 16.1% for the Combined nine months ended September 30, 2008 from 15.2% for the nine months ended September 30, 2007. This increase was primarily due to an increase in the number of casino patrons that were provided hotel rooms and Food & Beverage, particularly at the Aquarius and both of the Arizona Charlie’s, under such marketing programs.

     Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes, and other administrative expenses. These expenses increased 12.8% to $103.2 million for the Combined nine months ended September 30, 2008, from $91.5 million for the nine months ended September 30, 2007. This increase was primarily due to expenses related to the acquisition and ongoing improvements to the properties, including payroll and related expenses and outside services. In addition, we increased expenses for marketing, maintenance contracts, and insurance coverage.
     Interest Expense
     Interest expense increased 201.3% to $46.1 million for the Combined nine months ended September 30, 2008, from $15.3 million for the nine months ended September 30, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.
Financial Condition
Liquidity and Capital Resources
     Overview
     Our primary source of cash is from the operation of our properties. On February 15, 2008, in connection with the Acquisition, we repaid in full all amounts outstanding, and terminated all commitments under the senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent. In addition, in connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion from the issuance of the Goldman Term Loans. At September 30, 2008, we had unrestricted cash and cash equivalents of $29.2 million.
     Our primary use of cash during the Combined nine months ended September 30, 2008 was for operating expenses, to pay interest on the Goldman Term Loans and to fund certain reserve accounts required under the terms of the Goldman Term Loans.  Under the terms of the Goldman Term Loans, the Company is required to deposit all income, as defined in the related Cash Management Agreement, with LaSalle Bank N.A., or LaSalle Bank, as trustee for the Goldman Term Loan.  As trustee, LaSalle Bank retains funds necessary to fund interest payments for the month, as well as funds required to be reserved for future operating expenses such as property insurance and taxes.  In addition, LaSalle Bank retains funds to support certain future capital expenditures for furniture, fixtures and equipment.  All excess funds held at LaSalle Bank are transferred back to the Company to fund normal operating expenses.  Any funds returned to the Company which are not used to fund operating expenses are returned to LaSalle Bank and reserved for future months’ operating expenses.
     Planned Capital Expenditures
     In addition to our regular capital spending plan to maintain and improve our properties, we were required by our lenders to reserve $54.0 million for capital projects, with a combination of restricted cash and a letter of credit, as part of our financing related to the acquisition of our membership interests. These projects include approximately $19.0 million for the Aquarius hotel renovation, approximately $25.0 million for renovations at the Stratosphere and approximately $10.0 million at Arizona Charlie’s Decatur for the replacement of slot machines, an event room and other projects.
     Our capital spending was approximately $25.5 million and $18.5 million for the Combined nine months ended September 30, 2008 and nine months ended September 30, 2007, respectively. During the Combined nine months ended September 30, 2008, approximately $3.3 million and $14.0 million were spent on hotel renovations at the Stratosphere and the Aquarius, respectively.
     Indebtedness
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans, pursuant to certain mortgage and mezzanine loan agreements.

     The Goldman Term Loans have an initial term of two years with two one-year extension options. Interest is due and payable monthly at a blended annual interest rate of LIBOR (3.9% at September 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues and approximately $50.6 million is held in reserve for capital expenditures, deferred maintenance, environmental, structural demolition, taxes, future operating expenses and insurance. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The fees incurred in connection with the interest rate cap agreement totaling $1.3 million are being amortized to interest expense, using the effective interest method, over the two-year life of the agreement.
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
     Contractual Obligations
     Long-term debt increased to approximately $1.1 billion as of September 30, 2008 from approximately $255.0 million as of December 31, 2007. As discussed above, in connection with the closing of the Acquisition, we were required to pay off the $215.0 million senior secured notes and $40.0 million senior secured revolving credit facility. Additionally, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans of approximately $1.1 billion.
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
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.”  SFAS 159, which amends SFAS 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS 159 included available-for-sales securities in the assets eligible for this treatment.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.
Forward-Looking Statements
     All statements other than statements of historical fact, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 27, 2008 (SEC File No. 000-52975). When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
     We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2008, there were $1.1 billion of borrowings outstanding under the Goldman Term Loans.
     The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $1.1 billion as of September 30, 2008.

     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (3.9% at September 30, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement, to cap LIBOR at 4.75%, was purchased for $1.3 million and is being amortized over two years.
     For the Combined nine months ended September 30, 2008, we incurred approximately $46.1 million in interest expense. Certain amounts of our outstanding indebtedness for the period were based upon a variable, LIBOR rate plus a premium. If LIBOR had increased by 1%, on February 21, 2008, the date the Goldman Term Loans were obtained, the interest cost for the Goldman Term Loans would have increased by approximately $6.4 million.
     Other than the interest rate cap agreements we are required to maintain under the terms of the Goldman Term Loans, we do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Item 4. Controls and Procedures
     Management is responsible for establishing and maintaining adequate disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations, or COSO. The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2008.
     This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.
     There were no changes in our internal control over financial reporting that occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Risk Factors
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Chief Financial Officer and Treasurer (Principal Financial Accounting Officer)

Date: November 13, 2008

Exhibits Index

Exhibit No.	Description
4.1	The Amendment to Loan Agreement

4.2	Mezzanine A Amendment to Loan Agreement

4.3	Mezzanine B Amendment to Loan Agreement

4.4	Mezzanine C Amendment to Loan Agreement

4.5	Mezzanine D Amendment to Loan Agreement

4.6	Mezzanine E Amendment to Loan Agreement

4.7	Mezzanine F Amendment to Loan Agreement

4.8	Mezzanine G Amendment to Loan Agreement

4.9	Mezzanine H Amendment to Loan Agreement

4.10	Mezzanine I Amendment to Loan Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.