Form 10-K
period 2008-12-31
American Casino & Entertainment Properties LLC
filed 2009-04-16
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☑
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2008

PART I
ITEM 1. BUSINESS
General
American Casino & Entertainment Properties LLC (ACEP or the Company) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc. The Aquarius Casino Resort operates in Laughlin, Nevada.
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
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we are required to maintain a cash management account where we deposit all cash revenues and approximately $41.0 million was held in reserve for capital expenditures, deferred maintenance, environmental, structural demolition, taxes and insurance, as of December 31, 2008. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
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
On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings, or their respective affiliates, from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our class A membership interests, or Class A Interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.
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
Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as initial members of our Board. Each of the members of Voteco is party to the Transfer Restriction Agreement. Mr. Rothenberg subsequently resigned from our Board on March 9, 2009.
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
On February 21, 2008, IELP and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition that ACEP had accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under.
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our former indirect parent, IEH, to acquire, own and operate the Aquarius, and IEH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts.
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
We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. We believe that our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, our Ultimate Rewards and A.C.E. Rewards programs enable customers to receive and redeem rewards further encouraging frequent visits by our customers.
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
Stratosphere as a Destination Property for Visitors to Las Vegas
We believe that the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. In our opinion, the Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including an award-winning, revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the three highest amusement rides in the world: Big Shot, X Scream and Insanity. The Stratosphere Tower also has a cocktail lounge, a wedding chapel and event space.
We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to approximately 1.2 million visits to the Stratosphere Tower in the twelve months ended December 31, 2008. We believe our attractions, as well as the introduction of additional entertainment-driven amenities will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.
Repositioned Properties to Better Target Market
Our management team continues to focus on each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program. In addition, we have converted 100% of the slot machines at all of our properties to ticket-in/ticket-out technology. We believe this format yields meaningful operating efficiencies for us and increases the rate of customer play, since patrons are able to enjoy a gaming experience uninterrupted by the machine servicing requirements typically necessary for coin-operated slot machines.
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
Experienced Management Team
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
          Casino
The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,200 slot machines, 47 table games, an eight table poker room, and a race and sports book.
          Hotel, Food and Beverage
The Stratosphere hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square-foot resort pool and recreation area located on the eighth floor, which includes a café, cocktail bar, private cabanas and a fitness center, Beach Club 25, located on the 25th floor, provides a secluded adult pool. Approximately 1,700 of our guest rooms have been refurbished in the four years ended December 31, 2008.
The Stratosphere offers five themed restaurants, one of which is Fellini’s, an independently owned Italian-themed restaurant, and six lounges, two of which feature live entertainment.  The C-Bar, our most recent addition to the Stratosphere’s lounges, opened in November of 2006 and is centrally located within the casino. Our premier restaurant is Top of the World Restaurant, a 336-seat revolving restaurant located on the 106th floor of the tower. Located 833 feet over the Las Vegas Strip, the Top of the World has been granted the “Award of Excellence” from Wine Spectator Magazine for over 10 years.
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
          Retail and Entertainment
The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. The retail center contains 36 shops, five of which are food venues, and space for 16 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers evening and late-night shows, which are designed to appeal to value-oriented visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute, and Bite, a vampire-themed adult review.
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
          Casino
Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,300 slot machines, 14 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge.
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
          Casino
Arizona Charlie’s Boulder contains approximately 47,000 square feet of gaming space, 6,000 of which was added in June 2006, with approximately 1,050 slot machines, 16 table games, a bingo parlor and a race and sports book. The additional gaming space features approximately 230 new slot machines, a new A.C.E. Rewards center, and a new hotel front desk.
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
Aquarius Casino Resort
We acquired the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada from Harrah’s Operating Company, Inc. We paid $114.0 million for the Flamingo, including direct acquisition costs and working capital amounts and renamed it the Aquarius Casino Resort.
The Aquarius owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. During 2008, we completed a large capital improvement program for the Aquarius. The costs of the improvements were approximately $53.0 million. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines, new signage, and renovations to our suites as well as our standard rooms.
The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southerly portion of the State of Nevada. Laughlin is located along the west side of the Colorado River which forms the boundary between the States of Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.
          Casino
The Aquarius contains approximately 57,000 square feet of gaming space with approximately 1,300 slot machines, 41 table games, including a two table poker room, a keno lounge and a race and sports book.
Aquarius Casino Resort emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Many table games at the Aquarius Casino Resort are devoted to double-deck, hand-dealt blackjack play.
          Hotel, Food and Beverage
The Aquarius is the largest hotel in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 15-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; and three restaurants, including the Vineyard, which is designed for fine dining and is utilized in the mornings for player’s club members’ breakfast, the Windows on the River Buffet and Café Aquarius, a diner which is open 24 hours. The Aquarius has four franchised fast food restaurants. Two nationally recognized brand names operate within the Aquarius:  the Outback Steakhouse®, and Starbucks®. The Aquarius also has four bars, one of which is an entertainment lounge, and one lounge patio.
          Retail and Entertainment
Total meeting space at the Aquarius is nearly 30,000 square feet, with approximately 19,300 devoted to the pavilion which can accommodate 1,300 to 2,000 guests. The ballroom hosts numerous stage shows and musical reviews. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate 300 guests. The outdoor amphitheater can accommodate 3,300 seats. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages. The property also includes a leased gift shop, one retail shop, the Jewels of Laughlin, which is leased to an outside operator and a parking garage with a capacity for 2,420 cars. Tours of the

Colorado River are offered aboard the “Celebration” paddle-wheeler style boat and jet ski’s can be rented from the Aquarius’ boat dock; both businesses are operated by lessees.
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
In the Las Vegas tourist market, we primarily target middle-market customers who focus on obtaining value in their gaming, lodging and dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded customer. The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World, our gourmet restaurant located at the top of the Stratosphere Tower, however, caters to higher-end customers. Advertising and promotional campaigns are designed to maximize hotel room occupancy, visits to the tower, attendance at our shows, and the attraction and retention of players to the property.
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
We believe that our Las Vegas management team has positioned each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program.
The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Aquarius targets the mid to high end customer in this market seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. The facility has been upgraded with 1,000 new slot machines, new lobby, new V.I.P. Check-In, V.I.P. Players Lounge, a refurbished center bar, renovated rooms, and the addition of a patio lounge providing views of the Colorado River. Two nationally recognized brand names operate within the Aquarius:  the Outback Steakhouse®, and Starbucks®.
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
Arizona Charlie’s Decatur and Arizona Charlie’s Boulder compete primarily with other Las Vegas hotels and casinos located outside of the Las Vegas Strip. The Arizona Charlie’s properties compete for local customers with other hotels and casinos targeting this group and located near their respective hotel and casino. The Arizona Charlie’s properties compete with other casinos in the Las Vegas metropolitan area based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value, and promotions.
The Aquarius competes primarily with other Laughlin hotels and casinos, of similar size, located along the Colorado River. From a competitive standpoint, we believe that the Aquarius is the largest hotel in Laughlin based on the number of available rooms and we believe that the Aquarius casino has the third largest number of slot machines of its competitors. The Aquarius competes with other hotels and casinos in Laughlin based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions.
The Las Vegas Market
Las Vegas is one of the largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.
Tourist Market
According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 30.6 million visitors in 1998 to 37.5 million visitors in 2008, a compound annual growth rate of 2.1%. The number of hotel and motel rooms in Las Vegas has increased from 109,365 at the end of 1998 to 140,529 at the end of 2008, a compound annual growth rate of 2.5%, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1998 through 2008.
Las Vegas saw declines in tourism in 2008 as the combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment translated to reduced consumer confidence and travel spending in much of the country. According to the LVCVA statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, the hotel average daily room rate, or ADR, and occupancy decreased by approximately 9.8% and 4.2%, respectively, from prior year.
Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 1998 and 2008, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 4.4%. Gaming revenues for 2008 totaled approximately $9.8 billion, a 9.9% decrease from 2007, due to combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment translated to reduced consumer confidence and travel spending in Las Vegas and in much of the country. We expect the trend to continue into 2009.
According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.3 million in 1998 to 5.9 million in 2008, representing a compound annual growth rate of 6.0%. Trade show and convention attendees spent approximately $8.5 billion in 2008.
We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.
Local Market
Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1,192,200 in 1997 to 1,996,542 in 2007, a compound annual growth rate of 5.3%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2007, median household income in Clark County was $54,299, compared with the national median income of $50,007.
From 2007 to 2008, Las Vegas experienced a 0.5% decrease in population. Likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.
The Laughlin Market
The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,700 rooms and its gaming revenue for 2008 was $571 million, down 9.5% from 2007.
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

ACEP has been found suitable by the Nevada Gaming Commission to own the equity interests of Stratosphere LLC, Charlie’s Holding and Aquarius Gaming LLC, each of which is a company licensee. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as a holding company found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie’s, LLC and Fresca, LLC. Stratosphere LLC has been registered as a holding company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee.
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
Employees
At December 31, 2008, we had approximately 5,000 employees, of which approximately 2,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.
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
Item 1A. RISK FACTORS
We have a large amount of debt, which could adversely affect our ability to raise additional capital, if needed, increase our vulnerability to general adverse economic and industry conditions, and expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion. As of March 19, 2009, we owe $1.1 billion on the Goldman Term Loans.
Our substantial indebtedness could have adverse consequences on our business, including:
•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the instruments governing our debt.
The Goldman Term Loans contain covenants with which we have to comply in order to maintain borrowing availability and avoid penalties. These covenants may restrict our ability to operate our business, and failure to comply with them could subject us to penalties or cause the entire balance of the Goldman Term Loans to become due and payable.
The financial and other covenants in the Goldman Term Loans could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. Any future failure to comply with the covenants could result in an event of default which, if not cured or waived, could trigger penalties or prepayment obligations. If the obligations were accelerated and become immediately due, our assets and cash flow might not be sufficient to repay our outstanding debt and we could be forced into bankruptcy. There can be no assurance that Goldman Sachs Mortgage Company will waive defaults that may occur in the future.
We have significant working capital needs, and if we are unable to satisfy those needs from cash generated from our operations or indebtedness, we may not be able to meet payroll or statutory tax payment requirements.
We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. On February 20, 2008, certain of our wholly-owned indirect subsidiaries obtained terms loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. If we were forced to refinance the Goldman Term Loans, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable, and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
If our economic performance were to decline, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our obligations under the Goldman Term Loans depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our economic performance were to deteriorate significantly, we may be unable to maintain a level of cash flows from operating activities sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness.
If, due to such a deterioration in our economic performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
We may be unable to raise additional indebtedness because of the recent instability in the financial markets.
Recent developments in the financial markets, including a series of rating agency downgrades of sub-prime U.S. mortgage-related assets and significant provisions for loan losses recorded by several major financial institutions, have caused the fair value of sub-prime related investments to decline. The decline in fair value has become especially problematic for certain large financial institutions and has had an effect through the U.S. economy, including limiting access to capital markets for certain borrowers at reasonable rates and also affecting the market value of certain investments, whether or not linked to sub-prime mortgages. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may affect our ability to secure additional indebtedness.
Our business is subject to extensive governmental gaming regulation, which is costly to comply with, and failure to do so could cause us to incur penalties or force us to cease operations.
We are subject to a variety of regulations in the jurisdictions in which we operate. Compliance with these regulations is costly. Regulatory authorities at the federal, state and local levels have broad powers with respect to the regulation and licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines on us and take other actions, any one of which would have a significant adverse effect on our business, financial condition and results of operations.

If additional gaming regulations were adopted in a jurisdiction in which we operate, such regulations could impose restrictions on us that would prevent us from operating our business as it is currently operated, or the increased costs associated with compliance with such regulations could lower our profitability.
From time to time, various proposals are introduced in the legislatures of the jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.
Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.
Our business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating units.
If we lose one or more licenses used in our business, we may be unable to continue our operations as they are conducted today, or may be forced to cease operations.
Changes in tax laws could increase our cost of doing business and negatively affect our profitability.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature concluded their 2007 session, and there were no increases in taxes affecting the gaming industry. The Nevada Legislature meets again in 2009.
There have been several gaming tax increase proposals in Nevada. These proposals would take the form of voter referendums, which in Nevada require passage by voters on two separate occasions, the next two being 2010 and 2012. If a proposal to increase the gaming tax is passed in both elections, the earliest the increase could go into effect would be 2013.
The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future.
If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected because of increased costs to us or our patrons.
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

If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to decrease.
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
Our operations may be adversely impacted by expanded Native American gaming operations if they attract patrons that otherwise would visit our properties.
The expansion of Native American casinos in the United States continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which we operate.
California’s state officials are in active negotiations to renegotiate certain compacts with Native American tribes. Some Native American casino compacts have already been changed to allow for additional slot machines. In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California. While the effect of increased gaming in California and other states is difficult to predict, our revenues could decline if such competing casinos attract patrons who would otherwise travel to Las Vegas.
Because we are currently dependent upon four properties for all our revenues, disruption of our operations at one or more of these properties will have a significantly higher impact on our profitability than it would for a gaming company with more operating properties.
We derive all of our revenues from four different gaming properties. A decrease in revenues from or increase in cost for one of these locations is likely to have a proportionally higher impact on our profitability than it would for a gaming company with more operating properties.
Because all four of our gaming properties are concentrated in a relatively small area in Nevada, we are subject to risks associated with the conditions in that area and in the areas from which we draw patrons.
Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 100 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. Risks from local conditions include the following:
•	local economic and competitive conditions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	natural and other disasters, including terrorist attacks;

•	reduced land and air travel due to increasing fuel costs; and

•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada.
Further, our properties draw a substantial number of patrons from the Las Vegas Valley, as well as certain geographic areas, including Southern California, Arizona and Utah. Adverse economic conditions in any of these regions could result in a decrease in the number of patrons traveling from those areas to our properties.
Local conditions may result in fewer patrons visiting our properties or their spending less while there, which is likely to decrease our revenues and profitability.

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
Recently, the residential real estate market in Las Vegas and the United States has experienced a significant downturn due to the declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with declining business, consumer confidence and increased unemployment, have precipitated an economic slowdown and recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and the United States or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations
The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and the wars in Afghanistan and Iraq had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.
A majority of our patrons at the Stratosphere travel from out of state by air or car. Increasing transportation costs or transportation disruptions may decrease the number of visitors, thereby lowering our revenues and profitability.
We are subject to risks related to increasing cost of transportation and disruption in transportation. The majority of our patrons at the Stratosphere travel by air or car to Las Vegas. Increasing transportation costs, for example, caused by increased fuel costs, may deter people from traveling to our properties from long distances or decrease the amount of money they have available to spend once there. Further, leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. The terrorist attacks of September 11, 2001 disrupted air travel and also caused people to shy away from air travel out of fear of further terrorist attacks. A decreased number of visitors or a decrease in their spending at our properties is likely to lower our revenues and profitability.
Three of our properties depend on the local market for patrons, and we may not be able to continue to attract a sufficient number of guests and gaming customers in Nevada to make our operations profitable.
Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets. We cannot be sure that we will be able to continue to attract a sufficient number of guests, gaming customers and other visitors in these locations to make our operations profitable.
Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, and thus could reduce our income or increase our net loss.
We may from time to time encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from operating our websites. Our business, operating results and financial condition could be harmed by a reduction in income or an increase in our net loss if any of these events occurred.
From time to time, we are a defendant in a variety of litigation and other adversary proceedings, which are costly to defend, divert management’s attention from our operations and may cause us to pay damages if we are unsuccessful in defending against the actions or unable to cover damages with insurance proceeds.

We are involved, from time-to-time, in a variety of litigation arising out of our business. We carry insurance to cover most business risks, but there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should any ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, such uncovered losses could increase our costs and thereby lower our profitability. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or that those adequate replacement policies will be available on acceptable terms, if at all.
We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.
Although we maintain insurance customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs.
Approximately 2,000 of our 5,000 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.
Our hotels and casinos may need to increase capital expenditures to compete effectively but we may not have sufficient funds to do so.
Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than our competitors’, causing us to lose our competitive position.
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
We may find it difficult to expand our business into additional states due to varying state regulatory requirements.
Future growth in our operations depends, in part, on our ability to offer our services to prospective customers in new states, which may subject us to different regulatory requirements and standards. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and modify our service offerings to adapt to local market conditions. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.
The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.
Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior management team. Although we have entered into employment agreement with some of our senior management, we have not entered into an employment agreement with Frank Riolo, our Chief Executive Officer. It may also be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in Nevada. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. If we lose the services of any members of our management team, or fail to attract or retain qualified management and personnel at all levels, our business may be significantly disrupted and impaired.
Increasing prices or shortages of energy and water may increase our cost of operations or force us to temporarily or permanently cease operations.
Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Las Vegas, Nevada and Laughlin, Nevada are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experiences any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in recent years. We expect that potable water will become an increasingly scarcer commodity in the areas in which we operate at an increasing price.
Further, the increasing cost of energy and water will increase our costs of operations, thereby likely lowering our profitability. In addition, energy price increases in the regions that provide a significant source of patrons for our properties could result in a decline of disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.
We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenues.
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
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. In addition, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test long-lived assets for impairment if a triggering event occurs.
Significant negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2008, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.
For example, for the year ended December 31, 2008, we recorded $11.9 million in aggregate non-cash impairment charges to write-down our goodwill and certain portions of our intangible assets to their fair value at December 31, 2008. The impairment of these assets was due primarily to our decrease in revenues and resulting decrease in income from our properties, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Member Matters
As of December 31, 2008, there was no public market for our common equity.
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
We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity. The indenture that governs the Goldman Term Loans restricts our payment of dividends and distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There are no securities authorized for issuance under equity compensation plans and we do not anticipate authorizing securities for issuance under equity compensation plans in the foreseeable future.
Recent Sales of Unregistered Securities
In connection with and immediately after the Acquisition, we (a) redeemed all of our issued and outstanding membership interests acquired by Voteco pursuant to the Agreement, (b) issued 100% of our Class A Interests to Voteco in exchange for an equity contribution made by Voteco and (c) issued 100% of our Class B Interests to Holdings in exchange for an equity contribution made by Holdings. See information set forth in “Item -1 Business — General”, which information is incorporated herein by reference.
The sales of unregistered securities described herein was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.
Description of Registrant’s Securities to be Registered
General
Reference is made to information set forth in “Item -1 Business — General”, which information is incorporated herein by reference.
Simultaneously with the closing of the Acquisition, we executed the Amended Operating Agreement, which created two classes of membership interests, the Class A Interests and the Class B Interests. At the closing of the Acquisition, Class A Interests and Class B Interests were outstanding. We issued Class A Interests to Voteco and Class B Interests to Holdings on a pro rata basis in proportion to the equity contributions made by each entity. The Class A Interests are the only class of our equity securities registered pursuant to a registration statement.
Class A Interests and Class B Interests
Pursuant to the Amended Operating Agreement, holders of Class A Interests are entitled to one vote per interest on all matters to be voted on by the members of our company and are not entitled to cumulative voting for the election of directors. Except as otherwise expressly required by law, holders of Class B Interests have no right to vote on any matters to be voted on by our members. Holders of Class A Interests and Class B Interests have no preemptive rights, no other rights to subscribe for additional interests of our company, no conversion rights and no redemption rights, do not benefit from any sinking fund and do not have any preferential rights upon a liquidation. Holders of Class A Interests and Class B Interests are entitled to share ratably in cash dividends or other distributions when, as and if distributed by us, as provided in our Amended Operating Agreement.

No securities issued by us and no interest, claim or charge therein or thereto may be transferred, except in accordance with the provisions of the Nevada Gaming Control Act and the regulations promulgated there under. Any transfer in violation thereof is void until we cease to be subject to the jurisdiction of the Nevada Gaming Commission or the Nevada Gaming Commission approves the transfer.

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
The selected historical consolidated financial data as of December 31, 2008, (Successor) 2007, 2006, 2005, and 2004, (Predecessor) period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 through February 20, 2008 and the years ended December 31, 2007, 2006, 2005, and 2004 (Predecessor), each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Successor	Predecessor
	Period from
	February 21,	Period from
	2008 through	January 1, 2008
	December 31,	through February	Years Ended December 31,
	2008	20, 2008	2007	2006	2005	2004
		(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$219,956	$36,539	$265,138	$220,814	$182,939	$167,972
Hotel	69,483	11,683	88,242	75,587	61,861	54,653
Food and beverage	77,230	12,354	91,160	83,667	70,060	66,953
Tower, retail and other	34,179	4,651	40,074	35,912	35,413	33,778

Gross revenues	400,848	65,227	484,614	415,980	350,273	323,356
Less promotional allowances	36,097	5,608	40,406	30,281	22,291	23,375

Net revenues	364,751	59,619	444,208	385,699	327,982	299,981

Costs and expenses:
Casino	72,498	12,363	87,984	80,060	63,216	61,985
Hotel	29,406	4,682	35,396	33,419	26,957	24,272
Food and beverage	56,770	9,183	68,398	60,052	51,784	48,495
Other operating expenses	15,337	2,341	17,943	16,856	15,372	14,035
Selling, general and administrative	116,364	18,511	126,008	107,073	81,321	78,720
Depreciation and amortization	31,288	5,062	36,034	28,620	23,305	23,516
Pre-opening costs	—	—	—	1,904	—	—
(Gain) loss on sale of assets	875	—	8	239	(25)	96
Impairment of assets	11,894	—	—	—	—	—

Total costs and expenses	334,432	52,142	371,771	328,223	261,930	251,119

Income from operations	30,319	7,477	72,437	57,476	66,052	48,862

Other income (expense):
Loss on early extinguishment of debt	—	(13,580)	—	—	—	—
Interest income	813	322	2,367	2,239	1,617	1,049
Interest expense	(62,547)	(2,564)	(20,574)	(21,314)	(18,846)	(18,939)

Total other expense, net	(61,734)	(15,822)	(18,207)	(19,075)	(17,229)	(17,890)

Income (loss) before income taxes	(31,415)	(8,345)	54,230	38,401	48,823	30,972

Provision (benefit) for income taxes	—	(2,920)	15,602	12,758	16,789	10,100

Net income (loss)	$(31,415)	$(5,425)	$38,628	$25,643	$32,034	$20,872

OTHER FINANCIAL DATA:
Capital expenditures	$34,934	$5,265	$22,465	$46,851	$28,219	$14,009

	Successor	Predecessor
	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,366	$107,265	$54,912	$108,316	$75,161
Total assets	1,303,310	605,098	575,826	494,257	464,341
Total debt (1)	1,109,810	257,330	257,825	218,298	218,748
Members’ equity	151,298	296,369	257,741	232,098	200,996

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
With the exception of historical facts, the matters discussed in this annual report on Form 10-K are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in Item 1A of this annual report on Form 10-K. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: the size of our indebtedness, our indebtedness’ effect on our business, the adverse effect of government regulation and other matters affecting the gaming industry, increased operating costs of our properties, increased competition in the gaming industry, adverse effects of economic downturns and terrorism, our failure to make necessary capital expenditures, increased costs associated with our growth strategy, the loss of key personnel, risks associated with geographical market concentration, our failure to satisfy our working capital needs from operations or our indebtedness, our inability to raise additional money, our dependence on water, energy and technology services, adverse effects of increasing energy costs, and the availability of and costs associated with potential sources of financing.
You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of this annual report on Form 10-K.
We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.
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
Our operating results are greatly dependant on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
Las Vegas is one of the largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 30.6 million visitors in 1998 to 37.5 million visitors in 2008, a compound annual growth rate of 2.1%. The number of hotel and motel rooms in Las Vegas has increased from 109,365 at the end of 1998 to 140,529 at the end of 2008, a compound annual growth rate of 2.5%, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1998 through 2008.
Las Vegas saw declines in tourism in 2008 as the combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment translated to reduced consumer confidence and travel spending in much of the country. According to the Las Vegas Convention and Visitors Authority statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, the hotel average daily room rate, or ADR, and occupancy decreased by approximately 9.8% and 4.2%, respectively, from prior year.
Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 1998 and 2008, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 4.4%. Gaming revenues for 2008 totaled approximately $9.8 billion, a 9.9% decrease from 2007, due to combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment translated to reduced consumer confidence and travel spending in Las Vegas and in much of the country. The trend continues into 2009.
According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.3 million in 1998 to 5.9 million in 2008, representing a compound annual growth rate of 6.0%. Trade show and convention attendees spent approximately $8.5 billion in 2008.
We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.
Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1,192,200 in 1997 to 1,996,542 in 2007, a compound annual growth rate of 5.3%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2007, median household income in Clark County was $54,299, compared with the national median income of $50,007.
From 2007 to 2008, Las Vegas experienced a 0.5% decrease in population. Likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.
The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,700 rooms and its gaming revenue for 2008 was $571 million, down 9.5% from 2007.
Patron Gaming Volume
The information contained in the following table relates to Clark County, Nevada and was obtained from the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

	Years Ending December 31,
	2008	2007	2006
Total gaming revenue	$9,796,723,000	$10,868,554,000	$10,643,824,000
Number of slot machines	126,789	128,904	131,430
Number of table games	4,454	4,458	4,511
Number of visitors	37,481,552	39,196,761	38,914,889
We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average amount per guest.
Results of Operations
The following table sets forth the results of our operations for the periods indicated.

			Combined
	Successor	Predecessor	(a)	Predecessor
	Period from	Period from
	February 21,	January 1, 2008
	2008 through	through	Year Ended
	December 31,	February 20,	December 31,			2008 to 2007	2007 to 2006
	2008	2008	2008	2007	2006	% Change	% Change
		(in millions)
Income Statement Data:
Revenues:
Casino	$220.0	$36.5	$256.5	$265.1	$220.8	-3.2%	20.1%
Hotel	69.5	11.7	81.2	88.2	75.6	-7.9%	16.7%
Food and beverage	77.2	12.4	89.6	91.2	83.7	-1.8%	9.0%
Tower, retail and other	34.2	4.7	38.9	40.1	35.9	-3.0%	11.7%

Gross revenues	400.9	65.3	466.2	484.6	416.0	-3.8%	16.5%
Less promotional allowances	36.1	5.6	41.7	40.4	30.3	3.2%	33.3%

Net revenues	364.8	59.7	424.5	444.2	385.7	-4.4%	15.2%

Costs and expenses:
Casino	72.5	12.4	84.9	88.0	80.1	-3.5%	9.9%
Hotel	29.4	4.7	34.1	35.4	33.4	-3.7%	6.0%
Food and beverage	56.8	9.2	66.0	68.4	60.1	-3.5%	13.8%
Other operating expenses	15.3	2.3	17.6	18.0	16.9	-2.2%	6.5%
Selling, general and administrative	117.2	18.5	135.7	126.0	107.2	7.7%	17.5%
Pre-opening costs	—	—	—	—	1.9	NA	0.0%
Depreciation and amortization	31.3	5.1	36.4	36.0	28.6	1.1%	25.9%
Impairment of assets	11.9	—	11.9	—	—	—	NA

Total costs and expenses	334.4	52.2	386.6	371.8	328.2	4.0%	13.3%

Income from operations	$30.4	$7.5	$37.9	$72.4	$57.5	-47.7%	25.9%

(a)	The consolidated results for the twelve months ended December 31, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for prior periods.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Gross revenues decreased 3.8% to $466.2 million for the Combined year ended December 31, 2008 from $484.6 million for the year ended December 31, 2007. The decrease in gross revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, volatile oil prices, increased unemployment, difficult consumer credit markets, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.
Casino
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 3.2% to $256.5 million, or 55.0% of gross revenues, for the Combined year ended December 31, 2008 from $265.1 million, or 54.7% of gross revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in slot revenue, due to a 4.7% decrease in slot coin-in, a decrease in table games revenues, due to a 10.9% decrease in table drop, slightly offset by increased poker, bingo and race and sports revenues. For the Combined year ended December 31, 2008, slot machine revenues were $215.6 million, or 84.1% of casino revenues, and table game revenues were $32.3 million, or 12.6% of casino revenues, compared to $221.3 million and $35.7 million, respectively, for the year ended December 31, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $8.6 million and $8.1 million for the Combined year ended December 31, 2008 and for the year ended December 31, 2007, respectively. Casino operating expenses decreased 3.5% to $84.9 million, or 33.1% of casino revenues, for the Combined year ended December 31, 2008, from $88.0 million, or 33.2% of casino revenues, for the year ended December 31, 2007. This decrease was primarily due to decreased participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.
Hotel
Hotel revenues decreased 7.9% to $81.2 million, or 17.4% of gross revenues, for the Combined year ended December 31, 2008 from $88.2 million, or 18.2% of gross revenues, for the year ended December 31, 2007. This decrease was primarily due to a 4.3% decrease in occupancy and a 3.0% decrease in average daily room rate. Hotel operating expenses decreased 3.7% to $34.1 million, or 42.0% of hotel revenues, for the Combined year ended December 31, 2008, from $35.4 million, or 40.1% of hotel revenues, for the year ended December 31, 2007. This decrease was primarily due to lower labor costs and other costs associated with a decrease in the hotel occupancy rate.
Food & Beverage
Food and beverage revenues decreased 1.8% to $89.6 million, or 19.2% of gross revenues, for the Combined year ended December 31, 2008, from $91.2 million, or 18.8% of gross revenues, for the year ended December 31, 2007. This decrease was due to a decrease in the number of covers which was partially offset by an increase in the average check amount. Food and beverage operating expenses decreased 3.5% to $66.0 million, or 73.7% of food and beverage revenues, for the Combined year ended December 31, 2008, from $68.4 million, or 75.0% of food and beverage revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in cost of goods sold and labor costs.
Tower, Retail and Other
Tower, retail and other revenues decreased 3.0% to $38.9 million, or 8.3% of gross revenues, for the Combined year ended December 31, 2008 compared to $40.1 million, or 8.3% of gross revenues, for the year ended December 31, 2007. Higher entertainment and tower revenues were offset by lower retail revenues and other income. Other operating expenses decreased 2.2% to $17.6 million, or 45.2% of tower, retail and other revenues, for the Combined year ended December 31, 2008, compared to $18.0 million, or 44.9% of tower, retail and other revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in labor costs.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 16.3% for the Combined year ended December 31, 2008 from 15.2% for the year ended December 31, 2007. This increase was primarily due to increased marketing promotions, especially at the Aquarius, Arizona Charlie’s Decatur and the Stratosphere.
Selling, General and Administrative (“SG&A”)
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 7.7% to $135.7 million, or 29.1% of gross revenues, for the Combined year ended December 31, 2008, from $126.0 million, or 26.0% of gross revenues, for the year ended December 31, 2007. This increase was primarily due to an increase in asset management fees, insurance expenses and consulting and other costs related to the sale of the company.
Impairment of Assets
We have significant amounts of finite-lived and indefinite-lived intangible assets on our consolidated balance sheet as of December 31, 2008. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the fourth quarter of each year. As of November 1, 2008, we performed impairment tests that resulted in non-cash write-downs of our goodwill and trade names of approximately $8.2 million at the Stratosphere, approximately $2.4 million at Arizona Charlie’s Decatur, $1.2 million at Arizona Charlie’s Boulder and approximately $182,000 at the Aquarius. As of December 31, 2008, we wrote off 100% of our goodwill. The impairment of these assets was due primarily to our decrease in revenues and resulting decrease in income from our properties, which was an indication that these assets may not be recoverable. We believe the declines in our revenue and income are related to the on-going economic recession in the U.S. and Southern Nevada economies, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.
In addition, we tested our assets for recovery pursuant to SFAS 144. The asset recoverability test required the estimation of undiscounted future cash flows from our properties and the comparison of the aggregate total to the property carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of each of our properties and, if necessary, continue to update our asset recoverability test under SFAS 144. If future asset recoverability tests indicate our assets are impaired, we will be subject to a non-cash write-down of our assets, which could have a material adverse impact on our consolidated statements of operations.
We did not incur any impairment charges under SFAS 142 or SFAS 144 for the periods ending December 31, 2007 and December 31, 2006.
Interest Expense
Interest expense increased 216.0% to $65.1 million for the Combined year ended December 31, 2008, from $20.6 million for the year ended December 31, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Gross revenues increased 16.5% to $484.6 million for the year ended December 31, 2007 from $416.0 million for the year ended December 31, 2006. This increase was primarily due to an increase in slot and hotel revenues, as discussed below and a full year of results for Aquarius.
Casino
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 20.1% to $265.1 million, or 54.7% of gross revenues, for the year ended December 31, 2007 from $220.8 million, or 53.1% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to increases in slot revenue, due to an 18.9% increase in coin-in and a 1.6% increase in hold percentage, and table games revenue due to an increase of 11.8% in drop. The increases were primarily related to the acquisition of the Aquarius in May 2006 and improved results at our existing properties. For the year ended December 31, 2007, slot machine revenues were $221.3 million, or 83.5% of casino revenues, and table game revenues were $35.7 million, or 13.5% of casino revenues, compared to $178.7 million and $32.0 million, respectively, for the year ended December 31, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $8.1 million and $10.1 million for the years ended December 31, 2007 and 2006, respectively. Casino operating expenses increased 9.9% to $88.0 million, or 33.2% of casino revenues, for the year ended December 31, 2007, from $80.1 million, or 36.3% of casino revenues, for the year ended December 31, 2006. This increase was primarily due to the acquisition of the Aquarius in May 2006 and was offset by decreased participation expenses at our existing properties. Participation expense consists of fees paid to game owners for use of their games.
Hotel
Hotel revenues increased 16.7% to $88.2 million, or 18.2% of gross revenues, for the year ended December 31, 2007 from $75.6 million, or 18.2% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to the acquisition of the Aquarius in May 2006 and a 7.8% increase in average daily room rate at our existing properties. Hotel operating expenses increased 6.0% to $35.4 million, or 40.1% of hotel revenues, for the year ended December 31, 2007, from $33.4 million, or 44.2% of hotel revenues, for the year ended December 31, 2006. This increase was primarily due to the acquisition of the Aquarius in May 2006 and was offset by decreased commissions and broker fees at our existing properties due to a decrease in the hotel occupancy rate.
Food & Beverage
Food and beverage revenues increased 9.0% to $91.2 million, or 18.8% of gross revenues, for the year ended December 31, 2007, from $83.7 million, or 20.1% of gross revenues, for the year ended December 31, 2006. This increase was due to an increase in the average check amount partially offset by an increase in the number of covers, primarily related to the acquisition of the Aquarius in May 2006. Food and beverage operating expenses increased 13.8% to $68.4 million, or 75.0% of food and beverage revenues, for the year ended December 31, 2007, from $60.1 million, or 71.8% of food and beverage revenues, for the year ended December 31, 2006. This increase was primarily due to an increase in labor and food costs, primarily related to the acquisition of the Aquarius in May 2006.
Tower, Retail and Other
Tower, retail and other revenues increased 11.7% to $40.1 million, or 8.3% of gross revenues, for the year ended December 31, 2007 from $35.9 million, or 8.6% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to the acquisition of the Aquarius in May 2006 and to increased retail and leasing rental revenue at our existing properties. Other operating expenses increased 6.5% to $18.0 million, or 44.9% of tower, retail and other revenues, for the year ended December 31, 2007, from $16.9 million, or 47.1% of tower, retail and other revenues, for the year ended December 31, 2006. This increase was primarily due to the acquisition of the Aquarius in May 2006 offset by decreases at our existing properties primarily due to a decrease in labor costs and entertainer fees, due to the cancellation of the afternoon show, Viva Las Vegas, at the Stratosphere, in mid-2006.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 15.2% for the year ended December 31, 2007 from 13.7% for the year ended December 31, 2006. This increase was primarily due the acquisition of the Aquarius in May 2006 and to increased marketing promotions, especially at the Stratosphere and Arizona Charlie’s Boulder.
Selling, General and Administrative
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 17.5% to $126.0 million, or 26.0% of gross revenues, for the year ended December 31, 2007, from $107.2 million, or 25.8% of gross revenues, for the year ended December 31, 2006. This increase was primarily due to an increase in labor costs and pre-opening costs related to the acquisition of the Aquarius.
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

Financial Condition
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, renovation projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, renovation projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods, unanticipated cost increases, and disruption to business. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.
Our primary sources of cash are from the operations of our properties and cash escrowed upon funding the Goldman Term Loans (see discussion below on the Goldman Term Loans) and restricted for various projects. During the Combined twelve months period ended December 31, 2008, our Net Cash Provided by Operating Activities was approximately $20.6 million compared to approximately $73.4 million during the twelve months ended December 31, 2007. The primary reasons for the decrease were an approximate $19.8 million decrease in Net Revenues and an approximate $43.8 million increase in interest expense due to the Goldman Term Loans. At December 31, 2008, we had total restricted cash and letters of credit available to us for capital expenditures of approximately $41.0 million. We had approximately $30.4 million in cash and cash equivalents as of December 31, 2008, virtually all of which is used for day-to-day operations of our casinos
During the Combined twelve month period ended December 31, 2008, our total capital expenditures were $40.2 million, of which approximately $18.4 million was used to complete the renovation of the Aquarius, approximately $3.7 million was used for the renovation of the Stratosphere Hotel Casino and approximately $18.1 million  was for new equipment, replacement of existing equipment, and various other projects throughout the Company. For the twelve months ended December 31, 2007, capital expenditures totaled $22.5 million, of which $11.4 million was used to purchase new and convert existing slot machines, $2.4 million was spent on the Aquarius renovation and approximately $8.7 million was for new equipment, replacement of existing equipment, and various other projects throughout the Company. During the Combined twelve months ended December 31, 2008, $22.6 million of our capital expenditures were paid from cash escrowed upon funding the Goldman Term Loans and restricted for various projects and $9.9 million was paid from our FF&E Reserve as defined in the Goldman Term Loans (essentially a reserve for capital expenditures on furniture, fixtures and equipment) that is funded monthly with 3% of net revenues.
Our primary cash requirements for 2009 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) regular maintenance and other capital expenditures of approximately $13.9 million, which will be evaluated throughout the year, and (iv) payments for design and development costs of future projects.
In addition to our regular capital spending plan, our lender required us to place $54.0 million in cash and a letter of credit in reserve for capital projects upon funding of the Goldman Term Loans. These projects include approximately $19.0 million for the Aquarius hotel renovation, which is now complete, approximately $25.0 million for renovations at the Stratosphere, and approximately $10.0 million at Arizona Charlie’s Decatur for an event room and other projects. As of December 31, 2008 we had $39.5 million remaining in reserve for the above capital projects, including the letter of credit. These funds are required to be spent over the next 12 to 15 months.
We are continually evaluating our financing needs and we are currently in discussions with our lender to restructure the Goldman Term Loans. Whether or not we are able to restructure the Goldman Term Loans, we believe that cash flows from operations, restricted cash and letters of credit available to us, and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2009. However, our forecasts of operations and estimates of our reasonably anticipated liquidity needs may change and further deterioration in the Las Vegas, Nevada and U.S. economies, or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources. Additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us.

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company pursuant to certain mortgage and mezzanine loan agreements.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (0.4% at December 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. Approximately $56.5 million of the Goldman Term Loans is held for a capital expenditure reserve, a deferred maintenance reserve and an environmental reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired; we were in compliance with all covenants at December 31, 2008. Certain of our assets, including the Stratosphere, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder, and the Aquarius, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The value of the interest rate cap is not material at December 31, 2008.
Prior to the closing of the Acquisition, AEP required us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and our senior secured credit facility. On February 15, 2008, in connection with the closing of the Acquisition, ACEP repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.
Off Balance Sheet Arrangements
As of December 31, 2008, we have certain contractual obligations which affect our financial condition, liquidity and results of operations, which include operating leases, employment contracts, and slot conversion purchases. In addition, we entered into an Interest Rate Cap agreement with a notional amount of $1.1 billion. The interest rate cap agreement caps LIBOR for the Goldman Term Loans at 4.75%. The value of the interest rate cap is not material at December 31, 2008.
Contractual Obligations
The following table sets forth, contractual obligations of ACEP at December 31, 2008.

		Payments due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt	$1,108,000	$—	$1,108,000	$—	$—
Interest on debt	45,800	38,600	7,200	—	—
Capital leases, including interest	8,365	961	170	170	7,064
Operating leases	378	217	126	35	—
Purchase Obligations	2,898	2,898	—	—	—
Employment agreements	2,998	1,075	1,923	—	—

Total	$1,168,439	$43,751	$1,117,419	$205	$7,064

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

Revenue Recognition
Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. All other revenues are recognized as the services are provided. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
The company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected.
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
Self-Insurance
We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties, for the first $100,000 per claim, as well as workers’ compensation claims and dental claims for non-union employees. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
Income Taxes
Prior to the closing of the Acquisition, for federal income tax purposes, our taxable income or loss was included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provided for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provided for payments from AEP to us for any previously paid tax liabilities that were reduced as a result of subsequent determinations by any governmental authority or as a result of any tax losses or credits that were allowed to be carried back to prior years. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement.
Effective February 21, 2008, our taxable income or loss is included in the Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are no longer a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements subsequent to February 20, 2008. Earnings and losses after that date will be included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. As a result, we will not incur any additional income tax obligations, and future financial statements will not include a provision for income taxes.
Holdings members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $20.2 million at December 31, 2008.

Prior to the closing of the Acquisition, we accounted for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in the period that included the enactment date. We maintained valuation allowances where it was determined more likely than not that all or a portion of a deferred tax asset would not be realized. Changes in valuation allowances from period to period were included in our tax provision in the period of change. In determining whether a valuation allowance was warranted, we took into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2007, based on the factors above, we expected to realize full tax benefit from our deferred tax assets and had determined that no valuation allowance was warranted.
In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 is an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. We adopted FIN 48 effective January 1, 2007, the adoption of which did not have a material impact on our consolidated financial statements.
Intangible Assets and Long-Lived Assets
Our finite-lived intangible assets consist of advance reservations and player loyalty plan, and our indefinite-lived intangible assets consist of goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For goodwill and indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.
Management must make various assumptions and estimates in performing its impairment testing. For instance, management must first determine the usage of the asset. To the extent management decides that an asset will be sold or abandoned, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist, which means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.
See Results of Operations above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2008, 2007 and 2006. The majority of the impairment charges recorded for the year ended December 31, 2008 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.
Commitments and Contingencies
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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.  SFAS 159, which amends SFAS 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations.  SFAS 159 included available-for-sales securities in the assets eligible for this treatment.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of the Goldman Term Loans was approximately $571.0 million as of December 31, 2008.
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (0.4% at December 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. At December 31, 2008, approximately $41.0 million of the Goldman Term Loans is held for a capital expenditure reserve, furniture, fixtures and equipment reserve, a deferred maintenance reserve, an environmental reserve and an interest reserve. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired; we were in compliance with all covenants at December 31, 2008. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secure the

Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The value of the interest rate cap is not material at December 31, 2008.
For the Combined year ended December 31, 2008, we incurred approximately $64.4 million in interest expense. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2008 by approximately $11.3 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	42

Consolidated Statements of Operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	43

Consolidated Statements of Cash Flows for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	44

Consolidated Statements of Members’ Equity for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Members
American Casino & Entertainment Properties LLC
We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC (the “Company”) as of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), and the related consolidated statements of operations, members’ equity and cash flows for the period January 1, 2008 through February 20, 2008 (Predecessor), the period February 21, 2008 through December 31, 2008 (Successor) and for each of the two years in the period ended December 31, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Casino & Entertainment Properties LLC as of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), and the consolidated results of its operations and its cash flows for the period January 1, 2008 through February 20, 2008 (Predecessor), the period February 21, 2008 through December 31, 2008 (Successor) and for each of the two years in the period ended December 31, 2007 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 27, 2009

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of	As of
	December	December
	31, 2008	31, 2007
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,366	$107,265
Restricted cash	30,353	—
Investments-restricted	1,857	2,858
Accounts receivable, net	4,494	5,615
Deferred income taxes	—	4,309
Other current assets	12,857	11,999

Total Current Assets	79,927	132,046

Property and equipment, net	1,172,690	431,970

Debt issuance and deferred financing costs, net	8,900	4,555
Deferred income taxes	—	34,503
Restricted cash	10,649	—
Intangible and other assets	31,144	2,024

Total Other Assets	50,693	41,082

TOTAL ASSETS	$1,303,310	$605,098

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$8,160	$4,730
Accrued expenses	23,981	27,347
Accrued payroll and related expenses	10,061	16,936
Current portion of capital lease obligations	861	520

Total Current Liabilities	43,063	49,533

Long-Term Liabilities:
Long-term debt	1,108,000	255,000
Capital lease obligations, less current portion	949	1,810
Other	—	2,386

Total Long-Term Liabilities	1,108,949	259,196

Total Liabilities	1,152,012	308,729

Commitments and Contingencies

Members’ Equity:
Members’ Equity	151,298	296,369

Total Members’ Equity	151,298	296,369

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,303,310	$605,098

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from	Period from
	February 21,	January 1, 2008
	2008 through	through	YEARS ENDED
	December 31,	February 20,	DECEMBER 31,
	2008	2008	2007	2006
	(in thousands)
REVENUES:
Casino	$219,956	$36,539	$265,138	$220,814
Hotel	69,483	11,683	88,242	75,587
Food and beverage	77,230	12,354	91,160	83,667
Tower, retail and other	34,179	4,651	40,074	35,912

Gross revenues	400,848	65,227	484,614	415,980
Less promotional allowances	36,097	5,608	40,406	30,281

Net revenues	364,751	59,619	444,208	385,699

COSTS AND EXPENSES:
Casino	72,498	12,363	87,984	80,060
Hotel	29,406	4,682	35,396	33,419
Food and beverage	56,770	9,183	68,398	60,052
Other operating expenses	15,337	2,341	17,943	16,856
Selling, general and administrative	116,364	18,511	126,008	107,073
Depreciation and amortization	31,288	5,062	36,034	28,620
Pre-opening costs	—	—	—	1,904
Loss on sale of assets	875	—	8	239
Impairment of assets	11,894	—	—	—

Total costs and expenses	334,432	52,142	371,771	328,223

INCOME FROM OPERATIONS	30,319	7,477	72,437	57,476

OTHER INCOME (EXPENSE):
Loss on early extinguishment of debt	—	(13,580)	—	—
Interest income	813	322	2,367	2,239
Interest expense	(62,547)	(2,564)	(20,574)	(21,314)

Total other expense, net	(61,734)	(15,822)	(18,207)	(19,075)

INCOME (LOSS) BEFORE INCOME TAXES	(31,415)	(8,345)	54,230	38,401

Provision (benefit) for income taxes	—	(2,920)	15,602	12,758

NET INCOME (LOSS)	$(31,415)	$(5,425)	$38,628	$25,643

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	February 21, 2008	January 1, 2008
	through	through	YEARS ENDED DECEMBER
	December 31,	February 20,	31,
	2008	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,415)	$(5,425)	$38,628	$25,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,288	5,062	36,034	28,620
Provision (benefit) for deferred income taxes	—	(2,920)	348	317
Write-off of deferred financing costs	—	4,405	—	—
Loss on sale of assets	875	—	8	239
Impairment of assets	11,894	—	—	—
Changes in operating assets and liabilities:
Restricted cash	558	—	269	235
Accounts receivable, net	1,026	95	1,137	(686)
Other current assets	14,752	55	5,863	(2,459)
Accounts payable and accrued expenses	(137)	(9,543)	(5,254)	11,452
Other	—	—	(3,607)	108

Net Cash Provided By (Used In) Operating Activities	28,841	(8,271)	73,426	63,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments — restricted	1,001	—	599	(629)
Acquisition of property and equipment	(32,547)	(5,265)	(22,465)	(46,851)
Acquisition of Flamingo Laughlin, net of cash acquired	—	—	—	(109,439)
Acquisition of ACEP LLC	(1,299,066)	—	—	—
Decrease in related party receivables	—	—	472	499
Proceeds from sale of property and equipment	81	—	816	468

Net Cash Used In Investing Activities	(1,330,531)	(5,265)	(20,578)	(155,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	(16,433)	—	—	(448)
Proceeds from line of credit	—	—	—	60,000
Payments on line of credit	—	(40,000)	—	(20,000)
Capital distribution	—	(15,439)	—	—
Equity contribution	202,719	—	—	—
Proceeds on notes payable	1,108,000	—	—	—
Payments on capital lease obligation	(435)	(85)	(495)	(473)

Net Cash Provided By (Used In) Financing Activities	1,293,851	(55,524)	(495)	39,079

Net increase (decrease) in cash and cash equivalents	(7,839)	(69,060)	52,353	(53,404)
Cash and cash equivalents — beginning of period	38,205	107,265	54,912	108,316

Cash And Cash Equivalents — end of period	$30,366	$38,205	$107,265	$54,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$52,481	$9,455	$19,922	$19,248

Cash paid for income taxes, net of refunds	$—	$—	$17,984	$14,750

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS:
Long-term debt paid by parent	$—	$215,000	—	—

Accrued capital expenditures	$2,387	$—	$—	$—

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

	Class A Equity	Class B Equity	Total Equity
Predecessor:
Balances at December 31, 2005	$—	$—	$232,098
Net Income	—	—	25,643

Balances at December 31, 2006	$—	$—	$257,741
Net Income			38,628

Balances at December 31, 2007	$—	$—	$296,369
Equity contribution	—	—	215,000
Equity distribution	—	—	(15,439)
Write-off tax assets and liabilties	—	—	(39,828)
Net Loss	—	—	(5,425)

Balances at February 20, 2008	$—	$—	$450,677

Successor:
Balances at February 21, 2008	$—	$—	$—
Equity contributions	—	202,719	202,719
Acquisition cost paid by parent	—	(20,006)	(20,006)
Net Loss	—	(31,415)	(31,415)

Balances at December 31, 2008	$—	$151,298	$151,298

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PERIOD FEBRUARY 21, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008
THROUGH FEBRUARY 20, 2008 AND THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (PREDECESSOR)
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
American Casino & Entertainment Properties LLC (ACEP or the Company) was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc. The Aquarius Casino Resort operates in Laughlin, Nevada.
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
The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we are required to maintain a cash management account where we deposit all cash revenues and approximately $41.0 million was held in reserve for capital expenditures, deferred maintenance, environmental, structural demolition, taxes and insurance, as of December 31, 2008. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius Casino Resort, secure the Goldman Term Loans.
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

On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings, or their respective affiliates, from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our class A membership interests, or Class A Interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.
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
Prior to the consummation of the Acquisition, we were managed by our sole member, AEP, and did not have a board of directors. On February 20, 2008, upon consummation of the Acquisition, Stuart Rothenberg, Brahm Cramer and Jonathan Langer, each a member of Voteco, were appointed as initial members of our Board. Each of the members of Voteco is party to the Transfer Restriction Agreement. Mr. Rothenberg subsequently resigned from our Board on March 9, 2009.
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
On February 21, 2008, IELP and ACEP issued a press release announcing the closing of the Acquisition and, in connection with the closing of the Acquisition that ACEP had accepted for payment and has repaid all of its outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP has repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders there under.
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by our former indirect parent, IEH, to acquire, own and operate the Aquarius, and IEH contributed 100% of the stock of AREP Laughlin to ACEP on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. The purchase price was $114.0 million, including working capital amounts.
Principles of Consolidation
The consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All statements are presented on a consolidated basis.
The accompanying consolidated statements of operations, cash flows and members’ equity for 2008 are presented for two periods: January 1, 2008 through February 20, 2008, or the Predecessor Period, and February 21, 2008 through December 31, 2008, or the Successor Period. The Predecessor Period presented on the accompanying consolidated balance sheets reflects the historical accounting basis in our assets and liabilities, while the Successor Period reflects the push down of the new basis to our consolidated financial statements.
Revenue Recognition and Promotional Allowances
Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. All other revenues are recognized as the services are provided. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
The company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected.
We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.
The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Successor	Predecessor
	Period from	Period from
	February 21,	January 1,
	2008 through	2008 through
	December 31,	February 20,	DECEMBER 31,
	2008	2008	2007	2006
	(in thousands)
Food and Beverage	$7,942	$1,370	$9,463	$8,723
Rooms	38	8	76	157
Other	32	6	28	36

Total	$8,012	$1,384	$9,567	$8,916

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less.
Restricted Cash
The balance in current restricted cash at December 31, 2008 (Successor) and 2007 (Predecessor) was approximately $30.4 million and $0, respectively, which consists of reserves required under the Goldman Term Loans (as defined in note 8), including a reserve for payment of property taxes and insurance, legal fees, property maintenance and a reserve for interest. Long-term restricted cash consist of approximately $10.6 million and $0 million at December 31, 2008 (Successor) and 2007 (Predecessor), respectively, which represents the remaining reserves for capital expenditures and furniture, fixtures and equipment which will be released in accordance with the terms of the Goldman Term Loans.
Investments Restricted
Investments-restricted consist primarily of funds pledged for Nevada sales and use tax, unpaid sports book tickets, workers compensation benefits and general liability claims. These investments are certificates of deposit and approximate their fair value.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash equivalents consist of interest-bearing deposits, money market funds and debt instruments in financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.
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
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), we capitalized interest of $0, $0, $21,000 and $110,000, respectively.
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), amortization of debt issue costs totaled $7.9 million, $0.1 million, $1.2 million and $1.1 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.
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
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $15.5 million, $2.4 million, $18.9 million and $13.8 million for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes
Prior to the closing of the Acquisition, for federal income tax purposes, our taxable income or loss was included in the consolidated income tax return of AEP. We entered into a tax allocation agreement with AEP, which provided for payments of tax liabilities to AEP, calculated as if we filed a consolidated income tax return separate from AEP. Additionally, the agreement provided for payments from AEP to us for any previously paid tax liabilities that were reduced as a result of subsequent determinations by any governmental authority, or as a result of any tax losses or credits that were allowed to be carried back to prior years. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement.
Effective February 21, 2008, our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are no longer a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements subsequent to February 20, 2008. Earnings and losses after that date will be included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. As a result, we will not incur any additional income tax obligations, and future financial statements will not include a provision for income taxes.
Holdings members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $20.2 million at December 31, 2008.
Prior to the closing of the Acquisition, we accounted for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in the period that included the enactment date. We maintained valuation allowances where it was determined more likely than not that all or a portion of a deferred tax asset would not be realized. Changes in valuation allowances from period to period were included in our tax provision in the period of change. In determining whether a valuation allowance was warranted, we took into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. As of December 31, 2007, based on the factors above, we expected to realize full tax benefit from our deferred tax assets and had determined that no valuation allowance was warranted.
In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, or FIN 48. FIN 48, is an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. We adopted FIN 48 effective January 1, 2007, the adoption of which did not have an impact on our consolidated financial statements.
Intangible Assets and Long-Lived Assets
Our finite-lived intangible assets consist of advance reservations and player loyalty plan, and our indefinite-lived intangible assets consist of goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. For goodwill and indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.
Management must make various assumptions and estimates in performing its impairment testing. For instance, management must first determine the usage of the asset. To the extent management decides that an asset will be sold or abandoned, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist, which means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.
Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments.
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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115. SFAS 159, which amends SFAS 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS 159 included available-for-sales securities in the assets eligible for this treatment. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.
Note 2. Accounts Receivable
Accounts receivable consists of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Hotel and related	$3,241	$3,503
Gaming	873	1,266
Other	1,337	1,353

	5,451	6,122
Less allowance for doubtful accounts	(957)	(507)

	$4,494	$5,615

The Company recorded bad debt expense and allowance for doubtful accounts for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) as follows:

	Successor	Predecessor
	Period from	Period from
	February 21,	January 1,
	2008 through	2008 through
	December 31,	February 20,	December 31,
	2008	2008	2007	2006
	(in thousands)
Balance at beginning of period	$636	$507	$319	$135
Bad debt expense	881	127	507	359
Deductions and write-offs	(560)	2	(319)	(175)

Balance at end of period	$957	$636	$507	$319

Note 3. Other Current Assets
Other current assets consist of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Inventories	$2,632	$2,644
Prepaid expenses	9,463	8,977
Other	762	378

	$12,857	$11,999

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Land and improvements	$723,797	$75,100
Buildings and improvements	374,406	339,607
Furniture, fixtures and equipment	100,884	186,112
Construction in progress	3,001	2,655

	1,202,088	603,474
Less accumulated depreciation and amortization	29,398	171,504

	$1,172,690	$431,970

Assets recorded under capital leases were approximately $4.0 million at December 31, 2008 (Successor) and 2007 (Predecessor). Accumulated depreciation and amortization at December 31, 2008 (Successor) and 2007 (Predecessor) includes amounts recorded for capital leases of $1.7 million and $1.4 million, respectively.
Note 5. Accrued Expenses
Accrued expenses consist of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Accrued interest	$2,198	$7,040
Accrued liabilities	7,572	5,291
Accrued taxes	2,469	2,764
Accrued gaming liabilities	6,098	6,834
Other	5,644	5,418

	$23,981	$27,347

Note 6. Leases
The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2008 are as follows:

Years ending December 31,	(in thousands)
2009	$4,733
2010	4,445
2011	2,911
2012	1,550
2013	461
Thereafter	754

Total	$14,854

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.
For the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), we recorded rental revenue of $6.6 million, $1.3 million, $9.3 million and $7.8 million, respectively.
Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2008:

Years ending December 31,	(in thousands)
2009	$217
2010	87
2011	39
2012	35
2013	—
Thereafter	—

Total	$378

The Company, as a lessee, had operating lease expenses for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor).of $130,000, $19,000, $78,000 and $11,000 respectively.
Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2008:

Years ending December 31,	(in thousands)
2009	$961
2010	85
2011	85
2012	85
2013	85
Thereafter	7,064

Total minimum lease payments	8,365
Less: amount representing interest ranging from 5% to 10%	6,555

Present value of net minimum lease payments	1,810
Less: current portion	861

Long-term capital lease obligation	$949

Note 7. Income Taxes
As discussed in Note 1, subsequent to the Acquisition, the Company is no longer a taxable entity for federal or state income tax purposes, and the tax on our income is borne by the members. Hence, no provision or liability for income taxes has been included subsequent to February 20, 2008.
The income tax provision (benefit) attributable to income from operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) is comprised of the following:

	Successor	Predecessor
	Period from	Period from
	February 21,	January 1,
	2008 through	2008 through
	December 31,	February 20,	December 31,
	2008	2008	2007	2006
	(in thousands)
Current	$—	$(2,920)	$15,254	$12,441
Deferred	—	—	348	317

	$—	$(2,920)	$15,602	$12,758

Deferred Tax Assets and Liabilities
The tax effect of significant temporary differences and carry forwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2008 (Successor) and 2007 (Predecessor):

	Successor	Predecessor
	December 31,	December 31,
	2008	2007
Deferred Tax Assets
Property, plant and equipment	$—	$33,927
Accrued vacation and employee related	—	2,110
Gaming related	—	2,299
Other	—	476

Total net deferred tax assets	—	38,812

Less: Current portion	—	(4,309)

Net long term deferred tax assets	$—	$34,503

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Successor	Predecessor
	Period from	Period from
	February 21,	January 1, 2008
	2008 through	through
	December 31,	February 20,	Year Ended December 31,
	2008	2008	2007	2006
Federal statutory rate	—	-35.0%	35.0%	35.0%
Unrecognized tax benefit	—	—	-5.7%	-0.9%
Permanent differences	—	—	0.4%	0.3%
Federal income tax credits	—	—	-0.9%	-1.2%

	—	-35.0%	28.8%	33.2%

The Company adopted the provisions of FIN 48, on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, the Company’s unrecognized tax benefits totaled $4.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Successor	Predecessor
	As of	As of
	December 31, 2008	December 31, 2007
Balance at beginning of year	$1,844	$4,900
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reduction as a result of lapse of the applicable statue of limitations	—	(3,056)

Settlements	—	—
Reductions due to Acquisition	(1,844)

Balance at end of year	$—	$1,844

Prior to the closing of the Acquisition, all of the unrecognized tax benefits at December 31, 2007, if recognized, would have affected the annual effective tax rate. We recognized interest accrued related to unrecognized tax benefits in interest expense and penalties, if applicable, as a component of income tax expense. The amount of accrued interest and penalties was approximately $0.5 million as of December 31, 2007. The Company believed it was reasonably possible that the total amount of unrecognized tax benefits could materially change as a result of the expiration of statutes of limitation prior to December 31, 2008. Prior to the closing of the Acquisition, the Company was included in the consolidated filing of AEP, which files income tax returns in the U.S. federal jurisdiction and has no income tax filing requirements in any state or foreign jurisdiction.
As a result of the Acquisition, AEP assumed all unrecognized tax benefits associated with prior tax return filings. All deferred tax attributes, and the associated recognized and unrecognized tax benefits are no longer a part of the Company. Therefore, the Company has no uncertain tax positions as of December 31, 2008.
Subsequent to February 20, 2008, we will no longer incur any income tax obligations. Therefore, there was no impact to our financial statements as a result of the continuation of FIN 48. Subsequent to February 20, 2008, we do not believe we have any tax positions taken within our consolidated financial statements that would not meet the FIN 48 threshold.
Holdings has yet to file the initial U.S. federal income tax return in which our taxable income or loss will be included. Therefore, Holdings is subject to income tax examinations by major tax authorities for the initial year February 21, 2008 to December 31, 2008.

Note 8. Debt
Long-term debt and capital lease obligations consist of the following.

	Successor	Predecessor
	As of	As of
	December 31, 2008	December 31, 2007
	(In thousands)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a 3% margin above LIBOR (0.4% at December 31, 2008)	$1,108,000	$—
7.85% senior secured notes, interest payable semi-annually due February 1, 2012	—	215,000
Senior secured revolving credit facility, interest payable monthly, due May 12, 2010	—	40,000
Capital lease obligations	1,810	2,330

Total long-term debt and capital lease obligations	1,109,810	257,330

Current portion of capital lease obligations	861	520

Total long-term debt and capital lease obligations, net	$1,108,949	$256,810

Goldman Term Loans
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, which were amended on June 13, 2008, from Goldman Sachs Commercial Mortgage Capital, L.P., or the Lender, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans mature on March 11, 2010 with two one-year extension options. Interest is due and payable monthly at a blended annual interest rate of LIBOR (0.4% at December 31, 2008) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The value of the interest rate cap is not material at December 31, 2008. The Goldman Term Loans are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
As a condition of the Goldman Term Loans, we are required to maintain a cash management account where we deposit all cash revenues and approximately $41.0 million was held in reserve for capital expenditures, deferred maintenance, environmental remediation, structural demolition, taxes and insurance as of the loan closing date. According to the Goldman Term Loans agreement, the Lender shall remit at the end of each Business Day, the amount, if any, by which amounts then contained in the Cash Management Account (as defined in the agreement) exceed the aggregate amount required to be paid to or reserved. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired; we were in compliance with all covenants at December 31, 2008. The Goldman Term Loans also restrict the payment of any dividends or distributions.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of the Goldman Term Loans was approximately $571.0 million as of December 31, 2008.
Senior Secured Notes
Pursuant to the terms of the Agreement, prior to the closing of the Acquisition, AEP was required to cause us to repay from funds provided by AEP, the principal, interest, any prepayment penalty or premium and any other obligation due under the terms of our 7.85% senior secured notes due 2012 and all such amounts were repaid on February 15, 2008, at a price of $1,040.75 per $1,000 principal amount, for a value of $223.8 million.
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

Note 9. Related Party Transactions
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it has expired, the parties continue to operate under the agreement in a month-to-month arrangement. CRI is approximately 75% owned by Whitehall, Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. Under the agreement, CRI will purchase a minimum number of room nights, from the Stratosphere, which varies by month. In addition, CRI will purchase promotional incentives such as show, restaurant and gaming packages for each guest. There is also a sales incentive component whereby CRI pays us a fee for timeshare sales generated by CRI guests in excess of 2,449 timeshare sales per month. There were no sales incentives earned during 2008. During the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008, we recorded approximately $4.0 million and $559,000 for room revenues and approximately $1.1million and $151,000 respectively, for premiums under the agreement. CRI also leases space from the Stratosphere for three marketing kiosks. The lease agreement is effective from July 1, 2008 through June 30, 2011. The base rent is $125,000 per month plus common area maintenance charges. The Stratosphere receives additional rent for tours over 1,250 guests per month that originate from the Stratosphere. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 (Predecessor) and the year ended December 31, 2007(Predecessor), CRI paid the Stratosphere approximately $765,000 for rent under the lease agreement, respectively. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), CRI owed us approximately $653,000 and $0, respectively, which is recorded in accounts receivable on the balance sheet.
On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate pursuant to which Highgate provides asset management consulting services to us. Highgate is affiliated with Goldman Sachs, which in turn, is affiliated with Holdings. The Agreement expires on February 21, 2010. Highgate is entitled to receive a $3.0 million per year base consulting fee, additional consulting fees based on an increase in the revenue per available room and development fees at 4% for any agreed upon development projects. During the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), we incurred Highgate fees of approximately $2.6 million and $0 for consulting fees and approximately $859,000 and $0 for development fees, respectively. We also reimbursed Highgate approximately $106,000 and $0 for travel and entertainment expenses, during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed Highgate approximately $1.4 million and $0, respectively. A condition of the Goldman Term Loans prohibits us from making payment of more than $1 million per year in asset management fees to Highgate.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $55.3 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We also paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed $1.1 billion and $0, respectively, for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are Goldman Term Loan interest accrued of $2.2 million and $0, as of December 31, 2008 and December 31, 2007, respectively.
On June 16, 2008, the Stratosphere entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. Fees expensed during the period February 21, 2008 through December 31, 2008 (Successor) were approximately $93,000. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed TTL approximately $60,000 and $0, respectively.
Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services to us such as construction management, cash management and insurance brokers. Fees paid during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor) were approximately $193,000 and $0, respectively. As of December 31, 2008 (Successor) and December 31, 2007(Predecessor), we owed Archon approximately $3,000 and $0, respectively.
On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded room at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. No fees were expensed during the period February 21, 2008 through December 31, 2008 (Successor). As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed Nor1 $0 and $0, respectively.
Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 and the twelve months ended December 31, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., and had the following related party transactions:
As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $0, $0, $119,000, $360,000, respectively. As of the date of the Acquisition, the intercompany services arrangement was terminated.
During the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000, $199,500, $213,300, respectively. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.
Note 10. Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets.
The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal, and finite-lived assets are amortized over the estimated period to be benefited.
As of December 31, 2008 (Successor) and 2007 (Predecessor), we had the following intangible assets.

		(in thousands)
		December 31, 2008 (Successor)			December 31, 2007 (Predecessor)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Advance reservations	2 Months	618	(618)	—	—	—	—
Player Loyalty Plan	5 Years	7,450	(1,242)	6,208	2,939	(1,000)	1,939

		$8,068	$(1,860)	$6,208	$2,939	$(1,000)	$1,939

Non-amortizing intangible assets:
Trade Name				$24,910			$—

				$31,118			$1,939

We completed our 2008 annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of this analysis, we have recognized a non-cash impairment charge of approximately $11.9 million, approximately $7.0 million is related to goodwill and approximately $4.9 million is related to trade name, in the fourth quarter of 2008. The impairment charge relates to the goodwill and trade name recognized in the Acquisition. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets. An independent third-party valuation firm was engaged to assist us with our analysis.

Note 11. Employee Benefit Plans
Approximately 39% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.0 million, $1.2 million, $9.0 million and $8.7 million for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. The Company recorded $0.8 million, $0.2 million, $1.0 million and $0.7 million, for matching contributions for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), respectively. On March 4, 2009, the Company announced, that as of April 5, 2009, it is suspending the 401(k) match program.
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
Note 12. Commitments & Contingencies
On October 23, 2008, each of Edward W. Martin III, Phyllis A. Gilland, and Arthur Keith, each an Executive, entered into an Employment Agreement (individually, the Agreement, and, collectively, the Agreements) with the Company, effective October 23, 2008. The agreements include provisions for base salary and bonus, as well as, termination.
We also adopted a Key Employee Plan in conjunction with the Acquisition, which allowed for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee had to be employed in good standing at the closing date and must have completed the transition period, which was defined as up to 60 days after closing, if requested by Voteco. We paid approximately $4.6 million in 2008 under the Key Employee Plan.
On December 19, 2007, each of Richard P. Brown and Denise Barton, each an Executive, entered into an Amended and Restated Employment Agreement (individually, the Amended Agreement, and, collectively, the Amended Agreements) with the Company, effective January 1, 2007 and April 1, 2007, respectively. The Amended Agreements amended and restated in their entirety the employment agreements. The agreements included provisions for base salary and bonus, as well as, termination and “Change of Control” provisions. The agreements were terminated at the closing of the Acquisition, and all amounts due and owing were paid.
Legal Proceedings
We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
Note 13. Acquisitions
The total amount paid for our membership interests including direct acquisition costs, reserves, prepayments and working capital amounts was approximately $1.3 billion dollars. The transaction was funded with a combination of long-term borrowings of approximately $1.1 billion and the sale of equity interests of approximately $200.1 million.

The following table sets forth the allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,006
Reserves and pre-payments	49,482

Total Purchase Price	$1,297,147

Cash and cash equivalents	$38,205
Investment -restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable — trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligation	(525)

Estimated Working Capital	$18,285

Total Amount Paid	$1,315,432

On May 19, 2006 we purchased the Aquarius from Harrah’s Operating Company, Inc. We acquired certain assets and liabilities of the Aquarius pursuant to the purchase agreement. The total amount paid for the Aquarius, including direct acquisition costs and working capital amounts was $114.0 million.
The following (unaudited) pro forma combined results of operations have been prepared as if the acquisition of the Aquarius had occurred at January 1, 2006.

Year Ended
December 31,
2006
(in thousands)

Net revenues	$429,580
Net income	$29,128
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as such terms are defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Officers
The following table sets forth certain information as of March 20, 2009 concerning our directors and executive officers:

NAME	AGE	POSITION
Brahm Cramer	40	Board Member

Jonathan Langer	39	Board Member

Steven Angel	39	Board Member

Frank V. Riolo	57	Chief Executive Officer, Board Member

Edward W. Martin III	44	Chief Financial Officer, Treasurer, and Board Member
The following table sets forth certain information as of December 31, 2008, concerning certain key employees:

NAME	AGE	POSITION
Phyllis A. Gilland	50	Vice President, General Counsel and Secretary

Ronald P. Lurie	67	Executive Vice President, General Manager — Arizona Charlie’s Decatur

Paul Hobson	42	Senior Vice President, General Manager — Aquarius Casino Resort

Mark Majetich	58	Senior Vice President, General Manager — Arizona Charlie’s Boulder

Arthur Keith, Jr.	46	President, General Manager — Stratosphere Casino Hotel & Tower
Brahm Cramer has served as a director since February 2008 upon the closing of the Acquisition. Mr. Cramer is a member of the audit and compensation committees. He has been a managing director of Goldman Sachs since 2000 and a partner of Goldman Sachs since 2002. He has been the Chief Operating Officer of the Real Estate Principal Investment Area of Goldman Sachs since 2003 and he was the Chief Financial Officer of the Real Estate Principal Investment Area of Goldman Sachs from 1999 to 2003. Mr. Cramer serves on the Boards of Directors of The Archon Group’s Commercial and Residential Companies and the Board of Civic Builders (a New York-based non-profit organization whose mission is to build charter school facilities).
Jonathan Langer has served as a director since February 2008 upon the closing of the Acquisition. Mr. Langer is a member of the audit and compensation committees. He is a partner at Goldman Sachs & Co. where he is head of US acquisitions and global head of hospitality and gaming investing for the Real Estate Principal Investment Area. He is a member of the Whitehall Investment Committee and the GS Real Estate Partners Fund Investment Committee. Since July 2006, he has been a member of the Board of Directors of Colony Resorts LVH Acquisitions, LLC. Prior to joining Goldman Sachs, Mr. Langer was an associate at JMB Realty from 1992 to 1994.
Steven Angel became a director in March 2009 upon election by the Board. Mr. Angel is a member of the audit and compensation committees. He has been a managing director of Goldman Sachs since 2008 and a vice president in the Real Estate Principal Investment Area since 2004. From 2002 until joining Goldman Sachs, Mr. Angel was an equity research analyst for Lehman Brothers.
Frank V. Riolo has served as our Chief Executive Officer since April 2008 and as a director since September 2008. Prior to joining American Casino & Entertainment Properties LLC, Mr. Riolo operated Riolo Group, LLC, assisting private companies with strategic planning and operational reorganization. He also served as Chief Executive Officer of Viejas Enterprises, from 2002 to 2007, a Native American gaming company operating in the State of California.
Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc. In that capacity, he was actively involved in acquisitions, real estate planning and development, new business development in the United States and internationally and was responsible for the day-to-day operations of the Wildfire Gaming division. He was a member of the Station Casinos development team that created the master plans for four casino hotel projects. His responsibilities included advising on the overall site plans, acquiring real estate and managing the entitlement process, pro forma modeling of casino, retail and residential components, and identifying and negotiating with joint venture partners. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC, where he worked actively with the principals and operating departments to reposition the Silverton Casino Hotel into one Las Vegas’ first casino resorts identified with a “life-style” brand. The project included improving operations and executing a plan to remodel rooms, remodel and create new restaurants, expand and remodel the casino, and create a 100 acre master plan revolving around Bass Pro Outdoor World. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. As Chief Financial Officer of Maloof Companies, he was responsible for all financial areas of the organization, which included the beverage distribution, hotel, casino, and professional sports industries. He worked with the principals and executed multiple debt, equity, real estate, and derivative transactions that allowed the company to divest of non-strategic assets and build an organization that now includes such well-known assets as The Palms Casino Resort in Las Vegas, Sacramento Kings NBA franchise and the 17,000 seat Arco Arena in Sacramento, CA.
Phyllis A. Gilland has served as our Vice President, General Counsel and Secretary since October 2008. Ms. Gilland is the corporate Compliance Officer, oversees corporate legal issues and is responsible for the retail, risk management and security investigations departments. Ms. Gilland has developed and implemented the legal strategy for many companies in the areas of regulatory and business compliance, corporate governance, claim management, real estate matters, risk management and mergers and acquisitions. She also has experience operating businesses with responsibilities for overseeing sales, marketing, finance and human resources departments. Prior to joining ACEP, from 2000 to 2007 Ms. Gilland served as general counsel and chief financial officer for Taylor Construction Group Companies, headquartered in Des Moines, Iowa with affiliates around the country, including Las Vegas, Nevada and with several of their subsidiaries. Prior to Taylor Construction, she served as general counsel for Principal International, Inc. from 1999 through 2000 and associate general counsel for Principal Financial Group from 1994 through 1999. In addition, Ms. Gilland has held positions with the Resolution Trust Corporation and KPMG.
Ronald P. Lurie has served as Executive Vice President and General Manager of Arizona Charlie’s Decatur since inception and as Executive Vice President and General Manager of Arizona Charlie’s Decatur since January 1999. From November 1990 until January 1999, Mr. Lurie held various positions at Sunset Coin, an affiliate of Arizona Charlie’s, Inc., including as General Manager of Sunset Coin. In addition to his more than 25 years in the gaming industry, Mr. Lurie served as a Las Vegas City Councilman from 1973 to 1987 and as the Mayor of Las Vegas from June 1987 to June 1991.
Paul Hobson has served as Senior Vice President and General Manager of Aquarius Casino Resort since December 2008. From 1998 to 2008, he was a member of Primm Valley Casino Resorts executive team; most recently as Senior Vice President of Operations in Primm, Nevada. During his tenure there, his areas of responsibility expanded while in the employment of the Primadonna Co., LLC, MGM MIRAGE and Herbst Gaming. Ultimately, his responsibilities included strategic planning and oversight of three fully appointed casino resorts, two championship golf courses, and one of the highest volume gas stations in the United States. Other managed areas of the resort complex included California’s busiest lottery store, a truck stop and theme-park-style amusement rides. Mr. Hobson brings nearly 20 years of gaming and hospitality experience, and has also held financial management positions with both Caesars Palace in Las Vegas, Nevada and Caesars Tahoe in South Lake Tahoe, Nevada.
Mark Majetich has served as Senior Vice President and General Manager of Arizona Charlie’s Boulder since April 2004, and Vice President and General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino, including most recently, Hotel Manager. He has more than 25 years of experience in the gaming industry.

Arthur Keith, Jr. has served as President and General Manager of the Stratosphere since August 2008. Prior to the Stratosphere, Mr. Keith was Senior Vice President and General Manager for Gaylord Opryland Resort & Convention Center in Nashville, Tennessee. From February 2004 to July 2008 he was responsible for all operational departments including hotel operations, facilities, retail, food and beverage, security, entertainment as well as convention and marketing functions. He also oversaw property budgets, strategic planning and capital projects. Mr. Keith has served as Vice President of Hotel Operations for the Rio All-Suite Hotel Casino from August 2000 to February 2004 and for The Venetian Resort Hotel Casino from August 1998 to August 2000, both in Las Vegas, Nevada. He was responsible for all hotel operational departments including housekeeping, facilities, in-suite dining, suite reservations, telecommunications, front desk, bell, valet and VIP services. Mr. Keith was Hotel Manager for Doubletree Hotel Lincoln Center in Dallas, Texas from May 1997 to August 1998. He oversaw the daily operations of the front desk and was responsible for staffing, guest relations, recruitment, training of staff and setting systems for effective management. He also served as Assistant General Manager of the Station Casino in Kansas City, Missouri from March 1995 to February 1997. He was part of the team that designed and constructed the $300 million Station Casino complex. Mr. Keith’s other positions included the Stouffer Renaissance Hotel in Bedford, Massachusetts in September 1984, where he began his career as a Management Trainee and rose to become Assistant General Manager of the Stouffer Harborplace Hotel in Baltimore, Maryland.
No family relationships exist between any directors or executive officers of ACEP.
Each of Messrs. Cramer and Langer were appointed to our Board pursuant to the terms of our Amended and Restated Limited Liability Company Agreement entered into in connection with the closing of the Acquisition.
Audit Committee
On September 30, 2008, our Board of Directors had established an audit committee initially consisting of Mr. Rothenberg, Mr. Cramer and Mr. Langer through December 31, 2008. Mr. Rothenberg resigned from our Board on March 9, 2009. On March 19, 2009, Mr. Angel was appointed to the audit committee.
The audit committee met formally during the fourth quarter and subsequently during the first quarter of 2009. The audit committee reviewed potential conflicts of interest which may have arisen between us and our affiliates.
Our Board of Directors that we did not have an ‘audit committee financial expert,’ within the meaning of Item 407(d)(5) of Regulation S-K, serving on the audit committee. The Board believed that each member of the audit committee was financially literate and possessed sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee, to be fully capable of discharging his duties as a member of the audit committee. However, none of the members of the audit committee had a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements.’ If the audit committee determined that it requires additional financial expertise, it would have either engaged professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 407(d)(5) of Regulation S-K.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2008 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2008 audited financial statements be included in this annual report on Form 10-K.
This report is provided by the following directors, who constitute the audit committee:
Brahm Cramer
Jonathan Langer
Steven Angel

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of, and transactions in, certain classes of our equity securities. Such directors, executive officers and 10% owners are also required to furnish us with copies of all Section 16(a) reports they file.
On March 26, 2009, our Chief Executive Officer and our Chief Financial Officer each filed Form 3 with the SEC due to their status as executive officers of the Company. These filings, which were due to be filed with the SEC upon their becoming our executive officers, did not report any beneficial ownership of our equity securities. Based solely upon our review of Forms 3 and 4 filed with the SEC for our Company with the SEC, we do not believe there were any other late filings or known failures to file under Section 16(a) during our most recent fiscal year or prior fiscal years.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
Our Board of Directors reviewed and discussed the Compensation Disclosure and Analysis contained in this annual report on Form 10-K with management. Based on that review and discussion, the Board of Directors recommended that the Compensation Disclosure and Analysis be included in this annual report on Form 10-K.
This report is provided by the Board of Directors:
Brahm Cramer
Jonathan Langer
Steven Angel
Compensation Committee Interlocks and Insider Participation
Our Board of Directors established a standing compensation committee on September 25, 2008. During our 2008 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.
Compensation Discussion and Analysis
Overview
Our Board has established a standing compensation committee. The entire compensation committee participates in deliberations concerning executive compensation and annually reviews the performance, salary and bonus of our Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer reviews the performance, salary and bonus of the other executive officers. The conclusions reached and the recommendations based on these reviews, including with respect to salary adjustments and annual bonus awards, if any, are then presented to the Board. We feel it is beneficial to have our entire Board participate in discussions and decision-making concerning executive compensation. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation. Instead, the Board has relied on recommendations from our human resources personnel, Chief Executive Officer and appropriate, legal, tax and accounting advisors.

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
The primary components of our executive compensation are base salary and annual bonus, payable in cash. Base salary and bonus are determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives.
We are a limited liability company with two members and our securities are not publicly traded. Therefore, we do not pay compensation in options, units or other equity-based awards.
Individual Performance Measurement
Our Board sets performance goals for our executive officers, including operational, growth and leadership goals for the organizations they manage. At the end of each year, the Board, with input from our Chief Executive Officer, assess each executive’s performance against his or her pre-established goals and determine a performance rating. The Board uses this assessment to inform its discretion in determining the individual component of the cash bonus. This performance appraisal process is largely subjective, with much discretion exercised by our Board and performance review by our Chief Executive Officer. There is no specific weight given to any one individual goal or performance criterion. The assessment is based on our Board’s and Chief Executive Officer’s determinations regarding how well the executive performed his or her job, and such assessment is qualitative, not quantitative, in nature. For example, when determining how well each of the executive’s grew his or her organization, they placed more importance on the quality of the new hires than on the number or percentage of people hired. The performance appraisal process is the same for each of our executive officers.
Base Salary
We view executive officer base salaries as a tool that provides executives with a reasonable base level of monthly income relative to the jobs they are doing and market-competitive salaries. The compensation committee participates in deliberations with respect to base salary, and then makes recommendations to the Board for the compensation of the Chief Executive Officer, Chief Financial Officer and other executive officers as it may determine. The entire Board then sets final salaries for the Chief Executive Officer and the Chief Financial officer. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives.
Bonus
Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. Although we intend for performance-based incentives and rewards to be substantial when warranted, these incentives are secondary to career growth, work environment and engaging work opportunities. We seek to develop a highly-motivated and collaborative workforce that pursues achievements for the sake of progress and innovation before individual gain. When ACEP as a whole and individual executive officers achieve our goals, we ensure that appropriately significant economic rewards follow.
All of our executive officers are eligible to receive discretionary cash bonuses.
Management Incentive Plan and Key Employee Plan
Effective January 1, 2005, we established a management incentive plan, or the MIP, to provide members of our executive management, other than our Chief Executive Officer, with additional compensation for their contribution to the achievement of our corporate objectives.
Upon closing the Acquisition, we terminated the MIP.
Awards of $2.7 million and $190,000 were made under the MIP in 2007 and 2006, respectively.
We also adopted a Key Employee Plan in conjunction with the Acquisition, which allows for certain key employees to be paid one year’s salary upon meeting certain conditions. The employee must be employed in good standing at the closing date of the Acquisition and must complete the transition period, defined as up to 60 days after closing, if requested by Voteco. The obligation to make such payments will remain with AEP. We paid approximately $4.6 million in 2008 under the Key Employee Plan. The Key Employee Plan was terminated during 2008.

Severance Arrangements
We have agreements with certain of our executive officers that provide for additional or accelerated compensation on the termination of the executive’s employment or a change of control of ACEP, as set forth below.
We have entered into an employment agreement with Edward Martin, our Chief Financial Officer, that provides that in the event that Mr. Martin is terminated without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.
Our subsidiary, Stratosphere Gaming LLC, has entered into an employment agreement with Arthur Keith, the President of Stratosphere Gaming LLC. Under the agreement, in the event that Mr. Keith’s employment is terminated without cause, he will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.
Perquisites Benefits
Our executive officers, like our other employees, participate in various employee benefit plans, including medical and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs (e.g., confidential counseling); and paid time off. Like our other employees, we also pay life insurance premiums for the benefit of our executive officers. Our offering of benefits is designed to enable us to attract and retain our workforce in a competitive environment.
We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union and certain of our union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. We recorded $0.8 million, $0.2 million, $1.0 million and $0.7 million, for matching contributions for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), respectively. On March 4, 2009, the Company announced, that as of April 5, 2009, it is suspending the 401(k) match program.
The total value of all perquisites provided to each of our executive officers is less than $10,000.
Executive Compensation
The following table sets forth the compensation earned during the years ended December 31, 2008, 2007 and 2006 by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

	ANNUAL COMPENSATION (1)
				Non-Equity
				Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Compensation ($) (3)	Compensation ($) (4)	Total
Frank V. Riolo (PEO)	2008	378,461	75,000	—	7,703	461,164
Chief Executive Officer

Richard P. Brown (Former PEO)	2008	216,346	—	—	1,006,758	1,223,104
President & Chief Executive Officer	2007	625,000	—	168,750	12,886	806,636
	2006	588,942	—	—	13,048	601,990

Edward W. Martin III (PFO)	2008	66,923	15,000	—	—	81,923
Chief Financial Officer & Treasurer

Denise Barton (Former PFO)	2008	282,308	—	66,919	712,929	1,062,156
Senior Vice President, Chief Financial Officer, Treasurer & Secretary	2007	374,375	—	197,620	7,093	579,088
	2006	357,471	—	14,624	7,225	379,320

Richard B Fitzhugh	2008	239,302	—	22,560	245,810	507,672
Vice President, Slot Strategy	2007	224,904	—	112,800	4,842	342,546
	2006	134,615	—	—	2,202	136,817

Mark Majetich	2008	204,084	5,000	33,319	213,433	455,836
Senior Vice President &	2007	198,867	—	16,660	7,976	223,503
General Manager, Arizona Charlie’s Boulder	2006	182,166	—	3,447	8,077	193,690

Ronald Lurie	2008	244,784	5,000	26,288	249,007	525,079
Executive Vice President &	2007	238,527	—	13,144	12,660	264,331
General Manager, Arizona Charlie’s Decatur	2006	231,354	—	12,630	16,234	260,218

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.

(2)	Represents amounts approved by the Board, upon recommendation of the compensation committee, on March 19, 2009, related to 2008. The amounts were paid in 2009.

(3)	Represents MIP payments related to the termination of the MIP in conjunction with the Acquisition for 2008 and payment for performance in the applicable year made in February of the following year under the MIP for 2007 and 2006.

(4)	Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. It also includes for 2008 relocation expenses of $5,000 and an auto allowance of $1,174 for Mr. Riolo; a retention payment of $1,000,000 and an auto allowance for Mr. Brown; a retention payment of $505,000 and a severance payment of $200,000 for Ms. Barton; and retention payments of $235,000, $200,415 and $240,383 for Mr. Fitzhugh, Mr. Majetich and Mr. Lurie, respectively.
Potential Payments Upon Termination Or Change In Control
We have arrangements with certain of our Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under “Employment Agreements.”

Plan-Based and Equity Awards
We do not have any stock award, option or non-equity incentive plans.
Option Grants in Last Fiscal Year
We have not implemented a stock option or other similar plan.
Employment Agreements
We have entered into agreements with certain of our current executive officers and key personnel that regulate their employment with us, their compensation and potential severance packages.
On September 24, 2008 and September 25, 2008, Edward W. Martin, III, was appointed as our Chief Financial Officer and Treasurer, respectively, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975). On October 23, 2008, we entered into an employment agreement with Mr. Martin. Under the terms of his employment agreement, Mr. Martin will receive an annual base salary of $300,000. Mr. Martin is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Martin will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Martin’s employment agreement is effective as of October 23, 2008 and continues through October 22, 2011. In the event that Mr. Martin’s employment with us ends for reasons other than for termination without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Martin is terminated without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.
Mr. Martin has also entered into an economic participation agreement with companies affiliated with us, W2007 Finance Sub LLC and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively referred to herein as “Whitehall.” Under the terms of his economic participation agreement, Mr. Martin may receive incentive distributions on the following terms: when and if Whitehall has achieved a 15% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Mr. Martin shall be entitled to a cash payment in the amount of $1,000,000 to be paid within five business days of notice from Whitehall. In addition to the foregoing, when and if Whitehall has achieved a 20% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Mr. Martin shall be entitled to a cash payment in the amount of $1,500,000 to be paid within five business days of notice from Whitehall. We are not obligated to make any payments under Mr. Martin’s economic participation agreement.
On October 23, 2008, our subsidiary, Stratosphere Gaming LLC, entered into an employment agreement with Arthur Keith, the President of Stratosphere Gaming LLC. Under the terms of his agreement, Mr. Keith will receive an annual base salary of $425,000, subject to review on an annual basis for increase under our normal performance review process. Mr. Keith shall be eligible to receive an annual bonus as well as a second tier bonus (as defined in his employment agreement), in each case, as may, from time to time, be determined in the sole discretion of the board of Stratosphere Gaming LLC. Any second tier bonus is subject to vesting over 24 months. Mr. Keith will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by employees of Stratosphere Gaming LLC at a similar pay level and/or position. Mr. Keith’s employment agreement is effective as of October 23, 2008 and continues through October 22, 2011. In the event that Mr. Keith’s employment with us ends for reasons other than for termination without cause (as defined in his employment agreement), Mr. Keith will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Keith is terminated without cause, he will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.
Mr. Keith has also entered into an economic participation agreement on similar terms to Mr. Martin’s agreement described above and with the same company affiliates. However, Mr. Keith is eligible to receive two separate cash payments of $750,000 each upon Whitehall’s achieving the internal rates of return described above for Mr. Martin’s employment agreement.
On April 29, 2008 Frank V. Riolo was appointed as President of the Company, as previously reported in our Current Report on Form 8-K, filed with the SEC on May 5, 2008 (SEC File No. 000-52975).

On September 25, 2008, Frank V. Riolo was elected to the ACEP managing board and appointed as our Chief Executive Officer. He was elected to the compensation and audit committees of the board, as previously reported in our Current Report on Form 8-K, filed with the SEC. (SEC File No. 000-52975). He has since resigned as a member of the audit committee.
On September 25, 2008, Phyllis A. Gilland was appointed as our Vice President, General Counsel and Corporate Secretary.
We had also entered into employment agreements with executive officers that no longer serve as such. On December 19, 2007, we entered into amended and restated employment agreements with each of Richard P. Brown, our former President and Chief Executive Officer, and Denise Barton, our former Senior Vice President, Chief Financial Officer, Treasurer and Secretary, effective January 1, 2007 and April 1, 2007, respectively.
Pursuant to the agreements, each of Mr. Brown and Ms. Barton was entitled to an annual base salary of $625,000 and $380,000, respectively, and was eligible to receive a discretionary annual bonus based on our meeting certain performance targets.
The amended and restated employment agreements provided for certain severance payments upon a change of control of ACEP and termination without cause. On April 2, 2008, Mr. Brown resigned from all of his positions with us, as previously reported in our Current Report on Form 8-K, filed with the SEC on April 21, 2008.On September 3, 2008, we terminated the employment of Ms. Barton, as previously reported in our Current Report on Form 8-K, filed with the SEC on September 8, 2008. The amended agreements are filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on December 27, 2007.
Compensation of Directors
Stuart Rothenberg, Brahm Cramer and Jonathan Langer did not receive any compensation for their service as members of our Board in 2008. Mr. Rothenberg resigned from our Board on March 9, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Voteco owns 100% of our issued and outstanding Class A Interest. Holdings owns 100% of our issued and outstanding Class B Interest. The address of Voteco is 85 Broad Street, New York, NY 10004 and the address of Holdings is 85 Broad Street, New York, NY 10004.
Messrs. Cramer, Rothenberg and Langer own 100% of the membership interests of Voteco. In connection with his resignation from our Board, Mr. Rothenberg also resigned as a manager of Voteco and renounced any voting or management rights he may have as a member of Voteco.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it has expired, the parties continue to operate under the agreement in a month-to-month arrangement. CRI is approximately 75% owned by Whitehall, Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. Under the agreement, CRI will purchase a minimum number of room nights, from the Stratosphere, which varies by month. In addition, CRI will purchase promotional incentives such as show, restaurant and gaming packages for each guest. There is also a sales incentive component whereby CRI pays us a fee for timeshare sales generated by CRI guests in excess of 2,449 timeshare sales per month. There were no sales incentives earned during 2008. During the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008, we recorded approximately $4.0 million and $559,000 for room revenues and approximately $1.1million and $151,000 respectively, for premiums under the agreement. CRI also leases space from the Stratosphere for three marketing kiosks. The lease agreement is effective from July 1, 2008 through June 30, 2011. The base rent is $125,000 per month plus common area maintenance charges. The Stratosphere receives additional rent for tours over 1,250 guests per month that originate from the Stratosphere. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 (Predecessor) and the year ended December 31, 2007(Predecessor), CRI paid the

Stratosphere approximately $765,000 for rent under the lease agreement, respectively. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), CRI owed us approximately $653,000 and $0, respectively, which is recorded in accounts receivable on the balance sheet.
On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate pursuant to which Highgate provides asset management consulting services to us. Highgate is affiliated with Goldman Sachs, which in turn, is affiliated with Holdings. The Agreement expires on February 21, 2010. Highgate is entitled to receive a $3.0 million per year base consulting fee, additional consulting fees based on an increase in the revenue per available room and development fees at 4% for any agreed upon development projects. During the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), we incurred Highgate fees of approximately $2.6 million and $0 for consulting fees and approximately $859,000 and $0 for development fees, respectively. We also reimbursed Highgate approximately $106,000 and $0 for travel and entertainment expenses, during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed Highgate approximately $1.4 million and $0, respectively. A condition of the Goldman Term Loans prohibits us from making payment of more than $1 million per year in asset management fees to Highgate.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $54.6 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We also paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed $1.1 billion and $0, respectively, for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are Goldman Term Loan interest accrued of $2.2 million and $0, as of December 31, 2008 and December 31, 2007, respectively.
On June 16, 2008, the Stratosphere entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. Fees expensed during the period February 21, 2008 through December 31, 2008 (Successor) were approximately $93,000. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed TTL approximately $60,000 and $0, respectively.
Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services to us such as construction management, cash management and insurance brokers. Fees paid during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor) were approximately $193,000 and $0, respectively. As of December 31, 2008 (Successor) and December 31, 2007(Predecessor), we owed Archon approximately $3,000 and $0, respectively.
On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded room at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. No fees were expensed during the period February 21, 2008 through December 31, 2008 (Successor). As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed Nor1 $0 and $0, respectively.
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
Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 and the twelve months ended December 31, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., and had the following related party transactions:

As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $0, $0, $119,000, $360,000, respectively. As of the date of the Acquisition, the intercompany services arrangement was terminated. During the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000, $199,500, $213,300, respectively. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.
As of December 31, 2007, our former parent, IELP, had adopted a related party transaction policy which applies to IELP and its subsidiaries, including us until the closing of the Acquisition. A related person transaction was defined as any transaction or any series of similar transactions in which IELP or its subsidiaries, including us, was a participant and any related person had a direct or indirect material interest. Examples of a related person included any person who was one of our directors or executive officer, any person who was a director or executive officer of IEGP, IELP’s general partner, a person known by IELP to be the beneficial owner of more than 5% of any class of our or IELP’s voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons was employed or had a 5% or greater beneficial ownership interest.
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
Tax Allocation Agreement
We and our subsidiaries entered into a tax allocation agreement with our former direct parent, AEP. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement. The tax allocation agreement provided for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provided for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that could have been carried back to prior years if we had filed tax returns as a stand alone group. As of December 31, 2007, we have a $0 income tax receivable from AEP and a $0 income tax payable to New Seabury, pursuant to the provision of the tax allocation agreement. As of December 31, 2007, we were owed $0 from AEP, related to the tax allocation agreement.

Director Independence
We believe that Messrs. Cramer, Langer and Angel are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because they are the beneficial owners of 100% of the Class A Interests. ACEP has no securities listed on the NYSE and, therefore, are not subject to the NYSE listing standards.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2008 and 2007 services:

	Grant Thornton, LLP
	Successor	Predecessor
	2008	2007
Audit fees (1)	$626,600	$601,000
Other (2)	—	3,000
Tax return preparation (3)	36,900	—

Total fees	$663,500	$604,000

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2008 or 2007.

(1)	Audit fees also include fees for services rendered related to compliance with the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2007.
(2) Other fees include fees for work related to compliance with Nevada Gaming Regulations.
(3)	Fees related to the preparation of the consolidated tax return for the year ended December 31, 2008.
It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2008 and 2007 all such engagements and fees were pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         1. and 2. Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	42

Consolidated Statements of Operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	43

Consolidated Statements of Cash Flows for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	44

Consolidated Statements of Members’/Stockholders’ Equity for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	45

Notes to Consolidated Financial Statements	46
           3. List of Exhibits
EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (ACEP) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Amended and Restated Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.1 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

3.3	Amended and Restated Certificate of Incorporation of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.4	By-Laws of American Casino & Entertainment Properties Finance Corp. (incorporated by reference to Exhibit 3.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.1	Indenture, dated as of January 29, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.2	Supplemental Indenture, dated as of May 26, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.3	Form of 7.85% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

4.4	Transfer Restriction Agreement, dated February 20, 2008, among Stuart Rothenberg, Brahm Cramer, Jonathan Langer, 2007/ACEP Holdings, LLC and W2007/ACEP Managers Voteco, LLC (incorporated by reference to Exhibit 4.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

EXHIBIT NO.	DESCRIPTION

4.5	Loan Agreement, dated as of February 20, 2008, among W2007 Aquarius Propco, LP, W2007 Stratosphere Propco, LP, W2007 Stratosphere Land Propco, LP, W2007 Arizona Charlie’s Propco, LP and W2007 Fresca Propco, LP each, as a Co-Borrower and collectively as the Borrower, and Goldman Sachs Commercial Mortgage Capital, LP as Lender. — (incorporated by reference to Exhibit 4.5 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 27, 2008).

10.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among ACEP, as the Borrower, Certain Subsidiaries of the Borrower from time to time party thereto, as Guarantors, the Several Lenders from time to time parties thereto, Wells Fargo Bank N.A., as Syndication Agent, CIT Lending Services Corporation, U.S. Bank, NA and Comerica West Incorporated, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc., as Administrative Agent, and Bear Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.2	Pledge and Security Agreement, dated as of May 26, 2004, among ACEP, American Casino & Entertainment Properties Finance Corp., certain subsidiaries of ACEP and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.3	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.7 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.4	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.5	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.3 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.7	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.8	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.8 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.9	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.7 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

EXHIBIT NO.	DESCRIPTION

10.10	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of May 26, 2004, made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary (incorporated by reference to Exhibit 10.9 to ACEP’s Amendment No. 1 to Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.11	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Stearns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.6 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.12	Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto with Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 17, 2006).

10.13	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2006).

10.14	Asset Purchase Agreement, dated as of November 28, 2005, by and among Harrah’s Operating Company, Inc., Flamingo-Laughlin, Inc., Boardwalk Regency Corporation, Martial Development Corporation, IELP Boardwalk LLC and IELP Laughlin Corporation (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on May 25, 2006).

10.15	Amended Employment Agreement, dated as of December 19, 2007, by and between ACEP and Denise Barton (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

10.16	Amended Employment Agreement, effective as of December 19, 2007, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

10.17	Amended Management Incentive Plan, effective January 1, 2005, revised June 25, 2007, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on June 29, 2007).

10.18	Employment Agreement, effective October 23, 2008, by and between ACEP and Edward W. Martin III (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

10.19	Employment Agreement, effective October 23, 2008, by and between ACEP and Phyllis A. Gilland

10.20	Employment Agreement, effective October 23, 2008, by and between ACEP and Arthur Keith (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

10.21	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Edward W. Martin, III (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

10.22	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Phyllis A. Gilland.

10.23	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Arthur Keith (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo Frank V. Riolo
Chief Executive Officer

Date:	March 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer	March 27, 2009
(Principal Executive Officer)

/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer	March 27, 2009
(Principal Financial and Accounting Officer)

/s/ Brahm Cramer
Brahm Cramer	Board Member	March 27, 2009

/s/ Jonathan Langer
Jonathan Langer	Board Member	March 27, 2009

/s/ Steven Angel
Steven Angel	Board Member	March 27, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent any annual reports to security holders covering the year ended December 31, 2008. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.