Form 10-Q
period 2009-03-31
American Casino & Entertainment Properties LLC
filed 2009-05-13
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

Page

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2009 (Successor) (unaudited) and December 31, 2008 (Successor)	1

Condensed Consolidated Statements of Operations (unaudited) – the three months ended March 31, 2009 (Successor), the period February 21, 2008 through March 31, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows (unaudited) – the three months ended March 31, 2009 (Successor), the period February 21, 2008 through March 31, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	3

Condensed Consolidated Statement of Members’ Equity (unaudited) – the three months ended March 31, 2009 (Successor)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

Part II Other Information

Item 1A. Risk Factors	17

Item 6. Exhibits	17
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$43,482	$30,366
Restricted cash	20,247	30,353
Investments-restricted	1,857	1,857
Accounts receivable, net	3,649	4,494
Other current assets	13,383	12,857

Total Current Assets	82,618	79,927

Property and equipment, net	1,166,715	1,172,690

Debt issuance and deferred financing costs, net	6,941	8,900
Restricted cash	8,259	10,649
Intangible and other assets	30,830	31,144

Total Other Assets	46,030	50,693

Total Assets	$1,295,363	$1,303,310

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$2,687	$8,160
Accrued expenses	22,520	23,981
Accrued payroll and related expenses	10,743	10,061
Current portion of capital lease obligations	771	861

Total Current Liabilities	36,721	43,063

Long-Term Liabilities:
Long-term debt	1,108,000	1,108,000
Capital lease obligations, less current portion	949	949

Total Long-Term Liabilities	1,108,949	1,108,949

Total Liabilities	1,145,670	1,152,012

Commitments and Contingencies

Members’ Equity:
Members’ Equity	149,693	151,298

Total Members’ Equity	149,693	151,298

Total Liabilities and Members’ Equity	$1,295,363	$1,303,310

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
		February 21, 2008	January 1, 2008
	Three Months Ended	through	through
	March 31, 2009	March 31, 2008	February 20, 2008
	(Unaudited)
	(In thousands)
Revenues:
Casino	$59,451	$32,577	$36,539
Hotel	14,981	11,566	11,683
Food and beverage	18,646	11,146	12,354
Tower, retail and other	8,192	4,216	4,651

Gross Revenues	101,270	59,505	65,227
Less promotional allowances	7,580	5,054	5,608

Net Revenues	93,690	54,451	59,619

Costs and Expenses:
Casino	18,835	9,826	12,363
Hotel	8,309	3,818	4,682
Food and beverage	14,317	7,541	9,183
Other operating expenses	3,529	1,897	2,341
Selling, general and administrative	28,557	14,589	18,511
Depreciation and amortization	9,902	3,265	5,062
Loss on disposal of assets	15	41	—

Total Costs and Expenses	83,464	40,977	52,142

Income From Operations	10,226	13,474	7,477

Other Income (Expense):
Loss on early extinguishment of debt	—	—	(13,580)
Interest income	40	116	322
Interest expense	(11,871)	(8,431)	(2,564)

Total Other Expense, net	(11,831)	(8,315)	(15,822)

Income (Loss) Before Income Taxes	(1,605)	5,159	(8,345)

Benefit for income taxes	—	—	2,920

Net Income (Loss)	$(1,605)	$5,159	$(5,425)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
	Three Months	February 21, 2008	January 1, 2008
	ended	Through	Through
	March 31, 2009	March 31, 2008	February 20, 2008
		(Unaudited)
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(1,605)	$5,159	$(5,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,902	3,265	5,062
Amortization of debt issuance and deferred financing costs	1,959	893	150
Tax benefit	—	—	(2,920)
Write-off of deferred financing costs	—	—	4,405
Loss on disposal of assets	15	41	—
Changes in operating assets and liabilities:
Restricted cash	12,496	(3,934)	—
Accounts receivable, net	845	(1,031)	95
Other assets	(584)	3,135	(95)
Accounts payable and accrued expenses	(6,252)	(2,965)	(9,543)

Net Cash Provided By (Used In) Operating Activities	16,776	4,563	(8,271)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,625)	(4,469)	(5,265)
Acquisition of American Casino & Entertainment Properties LLC	—	(1,299,066)	—
Proceeds from sale of property and equipment	55	—	—

Net Cash Used In Investing Activities	(3,570)	(1,303,535)	(5,265)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	—	(16,366)	—
Payments on line of credit	—	—	(40,000)
Capital distribution	—	—	(15,439)
Payments on capital lease obligation	(90)	(43)	(85)
Due to seller	—	7,379	—
Proceeds on notes payable	—	1,108,000	—
Equity contribution	—	200,060	—

Net Cash Provided By (Used In) Financing Activities	(90)	1,299,030	(55,524)

Net increase (decrease) in cash and cash equivalents	13,116	58	(69,060)
Cash and cash equivalents — beginning of period	30,366	38,205	107,265

Cash and Cash Equivalents — end of period	$43,482	$38,263	$38,205

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10,213	$13	$9,455

Supplemental Disclosure of Non-cash Items:
Long-term debt paid by parent	$—	$—	$215,000

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A	Class B	Total
	Equity	Equity	Equity
Successor:
Balance at December 31, 2008	$—	$151,298	$151,298
Net loss	—	(1,605)	(1,605)

Balance at March 31, 2009	$—	$149,693	$149,693

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
     American Casino & Entertainment Properties LLC, ACEP or the Company, was formed in Delaware on December 29, 2003. The Company is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc. The Aquarius operates in Laughlin, Nevada.
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
     On February 20, 2008, upon the consummation of the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the Amended Operating Agreement. On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco Holdings and Voteco entered into a Transfer Restriction Agreement.
     We also issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. We issued the Class B Interests to Holdings in reliance on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.
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
     On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco, Holdings and Voteco entered into a Transfer Restriction Agreement. The Transfer Restriction Agreements provide, among other things, that:
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
Note 2. Basis of Presentation
     The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2008 audited consolidated financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.
     These condensed consolidated financial statements should be read in conjunction with the notes to the 2008 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC, on March 31, 2009 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

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
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The implementation of SFAS 160 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of SFAS 161 did not have a material impact on our consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to the period February 21, 2008 through March 31, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor) consolidated financial statements to conform to the March 31, 2009 presentation. These reclassifications had no effect on net income (loss).
Note 3. Related Party Transactions
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it has expired, the parties continue to operate under the agreement in a month-to-month arrangement. CRI is approximately 75% owned by Whitehall, Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. Under the agreement, CRI will purchase a minimum number of room nights, from the Stratosphere, which varies by month. In addition, CRI will purchase promotional incentives such as show, restaurant and gaming packages for each guest. There is also a sales incentive component whereby CRI pays us a fee for timeshare sales generated by CRI guests in excess of 2,449 timeshare sales per month. There were no sales incentives earned during either the three months ended March 31, 2009 (Successor), the period February 21, 2008 to March 31, 2008 (Successor) or the period January 1, 2008 to February 20, 2008 (Predecessor). During the three months ended March 31, 2009 (Successor), the period February 21, 2008 to March 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), we recorded approximately $316,000, $593,000 and $559,000 for room revenues and approximately $211,000, $127,000 and $151,000 for premiums under the agreement, respectively. CRI also leases space from the Stratosphere for three marketing kiosks. The lease agreement is effective from July 1, 2008 through June 30, 2011. The base rent is $125,000 per month plus common area maintenance charges. The Stratosphere receives additional rent for tours over 1,250 guests per month that originate from the Stratosphere. During the three months ended March 31, 2009 (Successor), CRI paid the Stratosphere approximately $375,000 for rent under the lease agreement. As of March 31, 2009 (Successor) and December 31, 2008 (Successor), CRI owed us approximately $265,000, and $653,000, respectively, which is recorded in accounts receivable on the condensed consolidated balance sheet.
     On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate pursuant to which Highgate provides asset management consulting services to us. Highgate is affiliated with Goldman Sachs, which in turn, is affiliated with Holdings. The agreement expires on February 21, 2010. Highgate is entitled to receive a $3.0 million per year base consulting fee, additional consulting fees based on an increase in the revenue per available room and development fees at 4% for any agreed upon development projects. During the three months ended March 31, 2009 (Successor) and the period February 21, 2008 to March 31, 2008 (Successor), we incurred Highgate fees of approximately $750,000 and $328,000 for consulting fees and no development fees, respectively. As of March 31, 2009 (Successor) and December 31, 2008 (Successor), we owed Highgate approximately $1.4 million and $1.4 million, respectively. A condition of the Goldman Term Loans, described below, prohibits us from making payment of more than $1 million per year in asset management fees to Highgate.
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $9.9 million, $8.4 million, and $0 for the three months ended March 31, 2009 (Successor), the period February 21, 2008 to March 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor). As of March 31, 2009 (Successor) and December 31, 2008 (Successor), we owed $1.1 billion for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are Goldman Term Loan interest accrued of $1.8 million and $2.2 million, as of March 31, 2009 (Successor) and December 31, 2008 (Successor), respectively.
     On June 16, 2008, the Stratosphere entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. Fees expensed during the three months ended March 31, 2009 (Successor) were approximately $179,000. As of March 31, 2009 (Successor) and December 31, 2008 (Successor), we owed TTL approximately $46,000 and $60,000, respectively.
     Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services to us such as construction management, cash management and insurance brokers. Fees paid during the three months ended March 31, 2009 (Successor), the period February 21, 2008 to March 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor) were approximately $1,000, $0 and $0, respectively. As of March 31, 2009 (Successor) and December 31, 2008 (Successor), we owed Archon approximately $3,000 and $3,000, respectively.
     On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories.  Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded room at a discounted rate if such is available at check-in.  If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. Fees expensed during the three months ended March 31, 2009 (Successor) were approximately $7,000. As of March 31, 2009 (Successor) and December 31, 2008 (Successor), we owed Nor1 $3,000 and $0, respectively.
Note 4. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Intangible Assets.
     The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal, and finite-lived assets are amortized over the estimated period to be benefited.

     As of March 31, 2009 and December 31, 2008 (Successor) respectively, we had the following intangible assets.

		(in thousands)
		March 31, 2009 (Successor)			December 31, 2008 (Successor)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Advance reservations	2 Months	618	(618)	—	618	(618)	—
Player Loyalty Plan	5 Years	7,450	(1,613)	5,837	7,450	(1,242)	6,208

		$8,068	$(2,231)	$5,837	$8,068	$(1,860)	$6,208

Non-amortizing intangible assets:
Trade Name				$24,910			$24,910

				$30,747			$31,118

Note 5. Debt
     Long-term debt and capital lease obligations consist of the following.

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a 3% margin above LIBOR (0.5% at March 31, 2009)	$1,108,000	$1,108,000
Capital lease obligations	1,720	1,810

Total long-term debt and capital lease obligations	1,109,720	1,109,810

Current portion of capital lease obligations	771	861

Total long-term debt and capital lease obligations, net	$1,108,949	$1,108,949

Goldman Term Loans
     On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, which were amended on June 13, 2008, from Goldman Sachs Commercial Mortgage Capital, L.P., or the Lender, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans mature on March 11, 2010 with two one-year extension options. Interest is due and payable monthly at a blended annual interest rate of LIBOR (0.5% at March 31, 2009) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The value of the interest rate cap is not material at March 31, 2009. The Goldman Term Loans are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
     As a condition of the Goldman Term Loans, we are required to maintain a cash management account where we deposit all cash revenues and approximately $28.5 million was held in reserve for capital expenditures, deferred maintenance, environmental remediation, structural demolition, taxes and insurance as of March 31, 2009. According to the Goldman Term Loans agreement, the Lender shall remit at the end of each business day, the amount, if any, by which amounts then contained in the Cash Management Account (as defined in the agreement) exceed the aggregate amount required to be paid to or reserved. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired; we were in compliance with all covenants at March 31, 2009. The Goldman Term Loans also restrict the payment of any dividends or distributions.
     The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of the Goldman Term Loans was approximately $571.0 million as of March 31, 2009.

Note 6. Legal Proceedings
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial conditions, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     With the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
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
     You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2009 (SEC File No. 000-52975).
     We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.
     The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2008.
Overview, Background and History
     We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, formerly known as the Flamingo Laughlin Hotel and Casino, in Laughlin, Nevada which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.
     We currently offer gaming, hotel, dining, entertainment, tower attractions, retail and other amenities at our properties. The following table provides certain summary information for each of our properties at March 31, 2009:

	Casino	Number of	Number	Number
	Square	Hotel	of	of
	Footage	Rooms	Slots	Table Games

Stratosphere	80,000	2,444	1,177	47
Arizona Charlie’s Decatur	54,500	258	1,289	14
Arizona Charlie’s Boulder	47,000	303	1,074	12
Aquarius	57,000	1,907	1,325	34

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
Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table highlights the results of our operations (dollars in millions):

	Successor		Predecessor
		Period from	Period from
	Three Months	February 21, 2008	January 1, 2008
	Ended	Through	Through	Combined
	March 31, 2009	March 31, 2008	February 20, 2008	2008
Income Statement Data:
Revenues:
Casino	$59.5	$32.6	$36.5	$69.1
Hotel	15.0	11.6	11.6	23.2
Food and beverage	18.6	11.1	12.4	23.5
Tower, retail and other	8.2	4.2	4.7	8.9

Gross revenues	101.3	59.5	65.2	124.7
Less promotional allowances	7.6	5.1	5.6	10.7

Net revenues	93.7	54.4	59.6	114.0

Costs and expenses:
Casino	18.8	9.8	12.4	22.2
Hotel	8.3	3.8	4.7	8.5
Food and beverage	14.3	7.5	9.2	16.7
Other operating expenses	3.5	1.9	2.3	4.2
Selling, general and administrative	28.6	14.6	18.5	33.1
Depreciation and amortization	9.9	3.3	5.0	8.3

Total costs and expenses	83.4	40.9	52.1	93.0

Income from operations	$10.3	$13.5	$7.5	$21.0

     The consolidated results for the three months ended March 31, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for the three months ended March 31, 2008 to our results for the three months ended March 31, 2009.
     Consolidated net revenues decreased 17.8% to $93.7 million for the three months ended March 31, 2009 from $114.0 million for the Combined three months ended March 31, 2008. The decrease in net revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies that has continued in 2009. Declining real estate values, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.
     Consolidated income from operations decreased 51.0% for the three months ended March 31, 2009 as compared to the Combined three months ended March 31, 2008. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above. As a result, our consolidated operating margin decreased to 11.0% for the three months ended March 31, 2009 from 18.4% for the Combined three months ended March 31, 2008.
     Casino
     Casino revenues decreased 13.9% to $59.5 million for the three months ended March 31, 2009 from $69.1 million for the Combined three months ended March 31, 2008. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and average spend per customer decreased during the three months ended March 31, 2009 as compared to the same period in 2008. Casino expenses decreased 15.3% to $18.8 million for the three months ended March 31, 2009, from $22.2 million for the Combined three months ended March 31, 2008. This was primarily due to a reduction in labor costs, participation expenses, decreased revenue taxes and overall efficiency efforts. Participation expenses consist of fees paid to game owners for use of their games. As a result of our efficiency initiatives, our casino operating margin increased slightly to 68.4% for the three months ended March 31, 2009 as compared to 67.9% for the Combined three months ended March 31, 2008.
     Hotel
     Hotel revenues decreased 35.3% to $15.0 million for the three months ended March 31, 2009 from $23.2 million for the Combined three months ended March 31, 2008. The decrease in revenues is the result of a decrease in room occupancy to 68.8% for the three months ended March 31, 2009 as compared to 82.2% for the Combined three months ended March 31, 2008 and a 22.1% decrease in average daily rate for the three months ended March 31, 2009 compared to the Combined three months ended March 31, 2008. The decrease in both occupancy and average daily rate across our properties is primarily a result of sharp decreases in rates across the Las Vegas market and an increased reliance on wholesale room sales. Our Hotel expenses decreased 2.4% to $8.3 million for the three months ended March 31, 2009, from $8.5 million for the Combined three months ended March 31, 2008. This decrease was primarily due to the decrease in costs associated with lower occupancy and reduced labor costs. Our Hotel operating margin decreased to 44.7% for the three month period ended March 31, 2009 as compared to 63.4% for the Combined three months ended March 31, 2008.
     Food and Beverage
     Food and beverage revenues decreased 20.9% to $18.6 million for the three months ended March 31, 2009 from $23.5 million for the Combined three months ended March 31, 2008. Food covers for the three month period ended March 31, 2009 decreased 21.0% compared to the Combined three months ended March 31, 2008. Average revenue per cover for the three month period ended March 31, 2009 was flat compared to the Combined three months ended March 31, 2008. Our Food and beverage expenses decreased 14.4% to $14.3 million for the three months ended March 31, 2009 as compared to $16.7 million for the Combined three months ended March 31, 2008 due to an overall decrease in our Food and beverage costs and payroll and related expenses. As a result, our Food and beverage operating margin decreased to 23.1% for the three months ended March 31, 2009 as compared to 28.9% for the Combined three months ended March 31, 2008.
     Tower, Retail and Other
     Tower, retail and other revenues decreased 7.9% to $8.2 million for the three months ended March 31, 2009, compared to $8.9 million for the Combined three months ended March 31, 2008. This decrease was due primarily to reduced retail tenant occupancy and reduced attendance for our entertainment shows and events. Other operating expenses decreased 16.7% to $3.5 million for the three months ended March 31, 2009, compared to $4.2 million for the Combined three months ended March 31, 2008.
     Promotional Allowances
     Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.8% for the three months ended March 31, 2009 from 15.5% for the Combined three months ended March 31, 2008. This decrease was primarily due to a decrease in the number of casino patrons that were provided hotel rooms and Food and beverage, particularly at the Aquarius and the Stratosphere, under such marketing programs.
     Selling, General and Administrative
     Selling, General and Administrative, or SG&A, expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses. These expenses decreased 13.6% to $28.6 million for the three months ended March 31, 2009, from $33.1 million for the Combined three months ended March 31, 2008. This decrease was primarily due to an absence of expenses related to the acquisition and lower labor costs, utilities and marketing related expenses. Primarily due to the decline in revenues, SG&A increased to 30.5% of net revenues for the three months ended March 31, 2009 as compared to 29.0% for the Combined three months ended March 31, 2008.
     Interest Expense
     Interest expense increased 8.2% to $11.9 million for the three months ended March 31, 2009, from $11.0 million for the Combined three months ended March 31, 2008. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.
Financial Condition
Liquidity and Capital Resources
     Our primary source of cash is from the operation of our properties and cash escrowed upon funding the Goldman Term Loans and restricted for various projects. On February 15, 2008, in connection with the Acquisition, we repaid in full all amounts outstanding, and terminated all commitments under the senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent. In addition, in connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion from the issuance of the Goldman Term Loans. At March 31, 2009, we had unrestricted cash and cash equivalents of $43.5 million and restricted cash and letters of credit of $46.3 million.
     Our primary use of cash during the three months ended March 31, 2009 was for operating expenses, to pay interest on the Goldman Term Loans and to fund certain reserve accounts required under the terms of the Goldman Term Loans. Under the terms of the Goldman Term Loans, the Company is required to deposit all income, as defined in the related Cash Management Agreement, with LaSalle Bank N.A., or LaSalle Bank, as trustee for the Goldman Term Loans. As trustee, LaSalle Bank retains funds necessary to fund interest payments for the month, as well as funds required to be reserved for future operating expenses such as property insurance and taxes. In addition, LaSalle Bank retains funds to support certain future capital expenditures for furniture, fixtures and equipment. All excess funds held at LaSalle Bank are transferred back to the Company to fund normal operating expenses. Any funds returned to the Company which are not used to fund operating expenses are returned to LaSalle Bank and reserved for future months’ operating expenses.
     Our capital spending was approximately $3.6 million and $9.7 million for the three months ended March 31, 2009 and the combined three months ended March 31, 2008, respectively. During the three months ended March 31, 2009, approximately $1.7 million and $656,000 were spent on pool renovations at the Stratosphere and the Aquarius, respectively.
     The Goldman Term Loans have an initial term of two years with two one-year extension options. Interest is due and payable monthly at a blended annual interest rate of LIBOR (0.5% at March 31, 2009) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to create a cash management account where we deposit all cash revenues. Once minimum reserve balance requirements have been met, excess funds are returned to our operating accounts. In addition, the Goldman Term Loans contain important affirmative and negative financial covenants customary for loans of this nature, which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius, secure the Goldman Term Loans. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%.
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

Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS 141R did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of SFAS 160 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of SFAS 161 did not have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. As of March 31, 2009, there were $1.1 billion of borrowings outstanding under the Goldman Term Loans.
     The Goldman Term Loans have an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR (0.5% at March 31, 2009) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, we entered into an interest rate cap agreement, to cap LIBOR at 4.75%.
     For the three months ended March 31, 2009, we incurred approximately $11.9 million in interest expense. Certain amounts of our outstanding indebtedness for the period were based upon a variable, LIBOR rate plus a premium. If LIBOR had increased by 1%, on January 1, 2009, the interest cost for the Goldman Term Loans would have increased by approximately $2.8 million for the three months ended March 31, 2009.
     Other than the interest rate cap agreement we are required to maintain under the terms of the Goldman Term Loans, we do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.
Item 4T. Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as such terms are defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There were no changes in our internal control over financial reporting that occurred during the first three months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II-OTHER INFORMATION
Item 1A. Risk Factors
     The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009 (SEC File No. 000-52975), have not materially changed. The discussion of our business and operations should be read together with such risk factors, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
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
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 13, 2009

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