Form 10-Q
period 2009-06-30
American Casino & Entertainment Properties LLC
filed 2009-08-03
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Page
Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets — June 30, 2009 (Successor) (unaudited) and December 31, 2008 (Successor)	1

Condensed Consolidated Statements of Operations (unaudited) — the three months ended June 30, 2009 (Successor) and June 30, 2008 (Successor),	2

Condensed Consolidated Statements of Operations (unaudited) — the six months ended June 30, 2009 (Successor), the period February 21, 2008 through June 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	3

Condensed Consolidated Statements of Cash Flows (unaudited) — the six months ended June 30, 2009 (Successor), the period February 21, 2008 through June 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	4

Condensed Consolidated Statement of Members’ Equity (unaudited) — the six months ended June 30, 2009 (Successor)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	22

Part II Other Information

Item 1A. Risk Factors	23

Item 6. Exhibits	31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$63,113	$30,366
Restricted cash	12,817	30,353
Investments-restricted	1,857	1,857
Accounts receivable, net	3,250	4,494
Other current assets	13,877	12,857

Total Current Assets	94,914	79,927

Property and equipment, net	1,159,876	1,172,690

Debt issuance and deferred financing costs, net	—	8,900
Restricted cash	26,868	10,649
Intangible and other assets	30,452	31,144

Total Other Assets	57,320	50,693

Total Assets	$1,312,110	$1,303,310

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$3,136	$8,160
Accrued expenses	16,891	23,981
Accrued payroll and related expenses	13,748	10,061
Current portion of capital lease obligations	255	861

Total Current Liabilities	34,030	43,063

Long-Term Liabilities:
Long-term debt	571,788	1,108,000
Capital lease obligations, less current portion	2,257	949

Total Long-Term Liabilities	574,045	1,108,949

Total Liabilities	608,075	1,152,012

Commitments and Contingencies

Members’ Equity:
Members’ Equity	704,035	151,298

Total Members’ Equity	704,035	151,298

Total Liabilities and Members’ Equity	$1,312,110	$1,303,310

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
	(In thousands)
Revenues:
Casino	$55,905	$66,622
Hotel	16,182	21,815
Food and beverage	19,539	23,315
Tower, retail and other	9,148	9,565

Gross Revenues	100,774	121,317
Less promotional allowances	6,623	10,684

Net Revenues	94,151	110,633

Costs and Expenses:
Casino	17,652	21,494
Hotel	9,022	8,799
Food and beverage	15,454	16,969
Other operating expenses	3,613	4,964
Selling, general and administrative	27,366	33,744
Depreciation and amortization	10,537	9,022
Loss on disposal of assets	563	210

Total Costs and Expenses	84,207	95,202

Income From Operations	9,944	15,431

Other Income (Expense):
Interest income	19	274
Interest expense	(10,807)	(17,897)

Total Other Expense, net	(10,788)	(17,623)

Loss Before Income Taxes	(844)	(2,192)

Benefit for income taxes	—	—

Net Loss	$(844)	$(2,192)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
		February 21, 2008	January 1, 2008
	Six Months Ended	through	through
	June 30, 2009	June 30, 2008	February 20, 2008
	(Unaudited)
	(In thousands)
Revenues:
Casino	$115,356	$99,199	$36,539
Hotel	31,163	33,381	11,683
Food and beverage	38,185	34,461	12,354
Tower, retail and other	17,340	13,781	4,651

Gross Revenues	202,044	180,822	65,227
Less promotional allowances	14,203	15,738	5,608

Net Revenues	187,841	165,084	59,619

Costs and Expenses:
Casino	36,487	31,320	12,363
Hotel	17,331	12,617	4,682
Food and beverage	29,771	24,510	9,183
Other operating expenses	7,142	6,861	2,341
Selling, general and administrative	55,923	48,333	18,511
Depreciation and amortization	20,439	12,287	5,062
Loss on disposal of assets	578	251	—

Total Costs and Expenses	167,671	136,179	52,142

Income From Operations	20,170	28,905	7,477

Other Income (Expense):
Loss on early extinguishment of debt	—	—	(13,580)
Interest income	59	390	322
Interest expense	(22,678)	(26,328)	(2,564)

Total Other Expense, net	(22,619)	(25,938)	(15,822)

Income (Loss) Before Income Taxes	(2,449)	2,967	(8,345)

Benefit for income taxes	—	—	2,920

Net Income (Loss)	$(2,449)	$2,967	$(5,425)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
	Six Months	February 21, 2008	January 1, 2008
	ended	Through	Through
	June 30, 2009	June 30, 2008	February 20, 2008
		(Unaudited)
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(2,449)	$2,967	$(5,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,439	12,287	5,062
Amortization of debt issuance and deferred financing costs	3,851	2,192	150
Tax benefit	—	—	(2,920)
Write-off of deferred financing costs	—	—	4,405
Loss on disposal of assets	578	69	—
Changes in operating assets and liabilities:
Restricted cash	1,317	(8,783)	—
Accounts receivable, net	1,244	(51)	95
Other assets	(1,073)	5,669	(95)
Accounts payable and accrued expenses	(6,677)	(4,656)	(9,543)

Net Cash Provided By (Used In) Operating Activities	17,230	9,694	(8,271)

Cash Flows From Investing Activities:
Decrease in investments — restricted	—	1,001	—
Acquisition of property and equipment	(6,683)	(15,175)	(5,265)
Acquisition of American Casino & Entertainment Properties LLC	—	(1,299,066)	—
Proceeds from sale of property and equipment	184	121	—

Net Cash Used In Investing Activities	(6,499)	(1,313,119)	(5,265)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(12,727)	(16,366)	—
Payments on line of credit	—	—	(40,000)
Capital distribution	—	—	(15,439)
Payments on capital lease obligation	(257)	(173)	(85)
Due to seller	—	7,379	—
Proceeds on notes payable	—	1,108,000	—
Equity contribution	35,000	200,060	—

Net Cash Provided By (Used In) Financing Activities	22,016	1,298,900	(55,524)

Net increase (decrease) in cash and cash equivalents	32,747	(4,525)	(69,060)
Cash and cash equivalents — beginning of period	30,366	38,205	107,265

Cash and Cash Equivalents — end of period	$63,113	$33,680	$38,205

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,022	$16,194	$9,455

Supplemental Disclosure of Non-cash Items:
Non-cash acquisition of property and equipment	$967	$—	$—

Non-cash equity contribution related to troubled debt restructure	$520,186	$—	$—

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A	Class B	Total
	Equity	Equity	Equity
Successor:
Balance at December 31, 2008	$—	$151,298	$151,298
Net loss	—	(2,449)	(2,449)
Debt restructure	—	520,186	520,186
Equity contribution	—	35,000	35,000

Balance at June 30, 2009	$—	$704,035	$704,035

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. The Company is a holding company and was formed for the purpose of acquiring the entities that own and operate Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc. The Aquarius operates in Laughlin, Nevada. Until February 20, 2008, ACEP was a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent was Icahn Enterprises L.P., or IELP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange.
On April 22, 2007, AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for $1.3 billion plus or minus certain adjustments such as working capital, more fully described in the Agreement. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The Acquisition closed at a purchase price of $1.2 billion on February 20, 2008.
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
In addition upon the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the ACEP Operating Agreement. In connection with the closing of the Acquisition, each of the initial members of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement. Mr. Rothenberg subsequently resigned as a member of Voteco on March 9, 2009.
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements.
On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans. In connection with the Restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loan, (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.
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
Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board issued SFAS 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 15, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
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

Reclassifications
Certain reclassifications have been made to the period February 21, 2008 through June 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor) consolidated financial statements to conform to the June 30, 2009 presentation. These reclassifications had no effect on net income (loss).
Note 3. Related Party Transactions
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we are now party to a loan with GSMC in the original principal amount of $350 million (the “2014 Term Loan”). We expensed interest on the term loans of approximately $8.9 million for the three months ended June 30, 2009 compared to $15.7 million for the three months ended June 30, 2008. We expensed $18.8 million for the six months ended June 30, 2009 compared to $23.2 million for the Combined six months ended June 30, 2008. As of June 30, 2009, the carrying amount of the 2014 Term Loan was $571.8 million (as determined by SFAS 15. See Note 5: Debt) for the 2014 Term Loan and as of December 31, 2008, we owed $1.1 billion for the Goldman Term Loan. In connection with the 2014 Term Loan, we paid a $2.0 million Lender Upfront Fee to GSMC. In addition, we paid approximately $596,000 to Whitehall to reimburse them for expenses they incurred. Included in accrued expenses on the condensed consolidated balance sheets are accrued interest of $0 on the 2014 Term Loan and $2.2 million on the Goldman Term Loans, as of June 30, 2009 and December 31, 2008, respectively. We also paid Goldman Sachs $34,000 during the six months ended June 30, 2008 in connection with financial advisory services.
As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it has expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI is approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,449 per solicited tour. There were no sales incentives earned during either the three and six months ended June 30, 2009, the three months ended June 30, 2008, or the Combined six months ended June 30, 2008. We recorded approximately $80,000 for room revenues and $190,000 for premiums for the three months ended June 30, 2009 compared to $1.3 million for room revenues and $282,000 for premiums for the three months ended June 30, 2008. We recorded approximately $397,000 for room revenues and $401,000 for premiums for the six months ended June 30, 2009 compared to $2.4 million for room revenues and $561,000 for premiums for the Combined six months ended June 30, 2008. CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through June 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originated from the Stratosphere. During the three months ended June 30, 2009, Stratosphere recorded approximately $375,000 for rent under the lease agreement. CRI owed us $284,000 as of June 30, 2009, which is fully reserved, and approximately $653,000 as of December 31, 2008, which is recorded in accounts receivable on the condensed consolidated balance sheet.
On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EDITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate consulting fees of approximately $250,000 for the three months ended June 30, 2009 compared to $750,000 for the three months ended June 30, 2008. We incurred Highgate fees of approximately $1.0 million for the six months ended June 30, 2009 compared to $1.1 million for the Combined six months ended June 30, 2008. We did not incur Highgate development fees for the three months or six months ended June 30, 2009 compared to $522,000 for the three months ended June 30, 2008 and $698,000 for the six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, we owed Highgate approximately $0 and $1.4 million, respectively.

In connection with the 2014 Term Loan, we paid Highgate approximately $25,000 to reimburse them for expenses they incurred. A condition of the 2014 Term Loans, described below, prohibits us from making payment of more than $1.5 million per year in asset management fees to Highgate.
On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. We expensed fees of approximately $132,000 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008. We expensed fees of approximately $305,000 for the six months ended June 30, 2009 and $0 for the Combined six month ended June 30, 2008. As of June 30, 2009 and December 31, 2008, we owed TTL approximately $89,000 and $60,000, respectively.
Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services to us such as construction management, cash management and insurance brokers. We expensed fees of approximately $1,000 for the three months ended June 30, 2009 compared to $2,000 for the three months ended June 30, 2008. We expensed fees of approximately $38,000 for the six months ended June 30, 2009 compared to $2,000 for the Combined six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, we owed Archon approximately $0 and $3,000, respectively. Additionally, Archon is the administrative agent under the 2014 Term Loan.
On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $10,000 for the three months ended June 30, 2009 and $14,000 for the six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, we owed Nor1 $2,400 and $0, respectively.
Note 4. Intangible Assets
The Company accounts for intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets.
The Company’s finite-lived acquired intangible assets include its player loyalty plan. The Company’s infinite-lived acquired intangible assets include its trade names. Acquired assets are recorded at fair value on the date of acquisition, as determined by independent appraisal, and finite-lived assets are amortized over the estimated period to be benefited.
As of June 30, 2009 and December 31, 2008 respectively, we had the following intangible assets.

	(in thousands)
	June 30, 2009 (Successor)				December 31, 2008 (Successor)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(1,986)	$5,464	$7,450	$(1,242)	$6,208

Non-amortizing intangible assets:
Trade Name				$24,910			$24,910

				$30,374			$31,118

Note 5. Debt
Long-term debt and capital lease obligations consist of the following.

	As of	As of
	June 30, 2009	December 31, 2008
	(In thousands)
	(Unaudited)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a 3% margin above LIBOR (0.31% at June 30, 2009)	$—	$1,108,000
2014 Term Loans due June 9, 2014, interest at a 10% margin above LIBOR (0.31% at June 30, 2009), with a 2.5% LIBOR floor	571,788	—
Capital lease obligations	2,512	1,810

Total long-term debt and capital lease obligations	574,300	1,109,810
Current portion of capital lease obligations	255	861

Total long-term debt and capital lease obligations, net	$574,045	$1,108,949

2014 Term Loans
On June 25, 2009, we closed the Restructuring of the Goldman Term Loans. In connection with the Restructuring, (i) GSMC was paid $165 million as a repayment of the Goldman Term Loans; (ii) Holdings agreed to issue a 22% membership interest in Holdings to an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into the 2014 Term Loan with GSMC evidencing a loan with an aggregate principal amount of $350 million; and (iv) GSMC agreed to terminate the Goldman Term Loans.
ACEP and certain of its wholly-owned indirect subsidiaries are co-borrowers and are jointly and severally liable under the 2014 Term Loan. The 2014 Term Loan has a term of five years and an annual interest rate of LIBOR (with a LIBOR floor of 2.5%) plus 10.00%. The 2014 Term Loans are guaranteed by all our subsidiaries and are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The 2014 Term Loan includes a number of covenants and restrictions on how we operate our business, including, among others:
•	a strict cash management system, requiring that all revenues be applied in accordance with a waterfall first to satisfy reserve requirements, including reserves for debt service and for furniture, fixtures and equipment;

•	an upfront reserve of approximately $26.9 million that may be applied only to certain capital expenditures and an upfront equity contribution reserve of approximately $26.9 million that may be applied to general corporate purposes;

•	the requirement that certain excess cash flow be applied to amortize the loan on a quarterly basis;

•	restrictions on us engaging in any other business (e.g., special purpose entity covenants);

•	restrictions on incurring any other indebtedness;

•	restrictions on paying any dividends;

•	the requirement to pay full yield maintenance during the first two years of the term and prepayment premiums of 1.5% and 0.5% during the third and fourth years of term, respectively

•	minimum release price requirements for asset sales; and

•	financial maintenance covenants.
In connection with the restructure, we are required to account for the transaction under Statement of Financial Accounting Standards No.15, or SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As a result, we have presented our restructured debt obligation on the balance sheet in the amount of $571.8 million, the SFAS 15 Liability, which is the sum of $350 million, the Note

Amount, and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%. In accordance with SFAS 15, we have increased our Members’ Equity by the difference between the Goldman Term Loan and the SFAS 15 Liability less the closing costs and expenses paid in connection with the restructure. Due to the related party nature of the transaction, the difference was credited directly to Members’ Equity and had no impact on the statement of operations. Going forward, all interest and principal payments will be accounted for as a reduction to the outstanding balance of the SFAS 15 Liability. As a result, we will not report any interest expense related to the 2014 Term Loan on our statement of operations.
As a condition of the 2014 Term Loans, we are required to maintain a cash management account where we deposit all cash revenues and approximately $31.1 million was held in reserve for capital expenditures, taxes and insurance as of June 30, 2009. According to the 2014 Term Loan agreement, GSMC shall remit at the end of each business day, the amount, if any, by which amounts then contained in the Cash Management Account (as defined in the agreement) exceed the aggregate amount required to be paid to or reserved. In addition, the 2014 Term Loans contain important affirmative and negative financial covenants which may restrict our ability to conduct our gaming operations or pursue development opportunities if desired. The 2014 Term Loans also restrict the payment of any dividends or distributions. We were in compliance with all covenants at June 30, 2009.
The Restructuring of the Goldman Term Loans is expected to result in the recognition of a significant amount of cancellation of indebtedness income by our owners. However, there is no current plan for us to make tax distributions in respect of such income and the terms of the notes will restrict our ability to make any such tax distributions.
Goldman Term Loans
On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, which were amended on June 13, 2008, from Goldman Sachs Commercial Mortgage Capital, L.P., or the Lender, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options. Interest was due and payable monthly at a blended annual interest rate of LIBOR (0.31% at June 30, 2009) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The Goldman Term Loans were satisfied by the restructure related to the 2014 Term Loans.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. We closed the 2014 Term Loans on June 25, 2009. As such, the estimated fair value of the 2014 Term Loans was approximately $350.0 million as of June 30, 2009.
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
Overview, Background and History
We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:
•	the Stratosphere Casino Hotel & Tower, which is located at the northern end of the Las Vegas Strip and caters to visitors to Las Vegas,

•	two off-Strip casino and hotel properties, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and

•	the Aquarius Casino Resort in Laughlin, Nevada, which caters to visitors to Laughlin.
We believe that the Stratosphere is one of the most recognizable landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel by number of rooms in Laughlin. Each of our properties offers customers a value-oriented experience by providing what we believe are more competitive than the standard odds in our casinos, quality rooms in our hotels, high-quality dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties despite the challenging economic environment we currently face.

The following table provides certain summary information for each of our properties at June 30, 2009:

			At June 30, 2009
				Number		Number	For the three month
			Casino	of	Number	of	period ended June 30,
	Year Built/	Customer	Square	Hotel	of	Table	2009
	Last Renovated	Orientation	Footage	Rooms	Slots	Games	Occupancy	ADR

Stratosphere	1996/2005	Tourist	80,000	2,444	1,178	51	95.5%	$44.93
Arizona Charlie’s Decatur	1988/Various	Local	54,227	258	1,238	14	54.5%	$50.24
Arizona Charlie’s Boulder	1991 & 1999/Various	Local	47,541	303	1,057	12	51.6%	$39.35
Aquarius	1990/2008	Tourist/Local	57,070	1,907	1,303	35	47.7%	$48.53
We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.
Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations, more specifically slot play (including video poker). Approximately 55.0% of our gross revenue during fiscal year 2008 was generated from our gaming operations. Hotel and food and beverage sales generate similar percentages of our gross revenue during fiscal year 2008, with hotel sales representing 17.4% and food and beverage sales representing 19.2%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.
Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 46.2% of our expenses during fiscal year 2008, and the amount we spend on marketing, which represented approximately 4.6% of our expenses during fiscal year 2008. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
The Las Vegas and Laughlin Markets
All of our properties are located in the Las Vegas and Laughlin, Nevada markets. Accordingly, our results of operations are driven by economic conditions in these markets.
Las Vegas is one of the largest entertainment markets in the country. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.
According to the LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 30.6 million visitors in 1998 to 37.5 million visitors in 2008, a compound annual growth rate of 2.1%. The number of hotel and motel rooms in Las Vegas has increased from 109,365 at the end of 1998 to 140,529 at the end of 2008, a compound annual growth rate of 2.5%. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1998 through 2008.

Las Vegas saw declines in tourism in 2008 as the combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment translated to reduced consumer confidence and travel spending in much of the country. According to the LVCVA statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, visitor volume in Las Vegas decreased approximately 4.4% in 2008 compared to 2007, while average daily room rate decreased by approximately 9.8% and hotel occupancy decreased by approximately 4.2%. Much of the decrease in average daily room rate occurred in the June through December period when the average monthly year-over-year decrease in average daily room rate was approximately 14.1%. The monthly year-over-year decrease in hotel occupancy was most pronounced in the fourth quarter of 2008 averaging approximately 8.5%.
The year-over-year decrease in visitor volume, average daily room rate, and hotel occupancy has continued in 2009. For the five month period ended May 31, 2009, the LVCVA reported visitor volume decreased approximately 6.9%, average daily room rate decreased approximately 27.0% and hotel occupancy decreased approximately 6.2% compared to the same period in 2008. January experienced a 13.0% year-over-year decrease in hotel occupancy. From February — May, 2009, year-over-year hotel occupancy has decreased between 5.2% and 5.7% with the exception of April, in which hotel occupancy decreased 2.9%. Much of the reduction in the year-over-year decline in hotel occupancy can be attributed to reduced average daily room rate and promotional activities. Monthly year-over-year declines in average daily room rate were 19.9%, 22.9%, 31.6%, 30.7% and 28.3% for the months of January through May respectively.
Las Vegas is a significant destination for trade shows. The number of trade show and convention attendees in Las Vegas increased from approximately 3.3 million in 1998 to 5.9 million in 2008, representing a compound annual growth rate of 6.0%. For the five months ended May 31, 2009, meetings held and convention attendance declined 28.6% and 22.5% compared to the same period ended in 2008.
All of our properties are located in Clark County, Nevada. Clark County gaming revenue has grown as Las Vegas visitation and hotel room counts have grown. Between 1998 and 2008, Clark County gaming revenue experienced compound annual growth of 4.4%. Clark County gaming revenue for 2008 was approximately $9.8 billion, a 9.9% decrease from 2007, due to combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment, which resulted in reduced consumer confidence and travel spending in Las Vegas and in much of the country. The largest impact was felt in the fourth quarter as Clark County gaming revenue experienced monthly year-over-year declines of 24.3%, 15.2% and 18.4% from October through December respectively.
For the five month period ended May 31, 2009, the LVCVA reported that Clark County gaming revenue decreased 13.2% compared to the same period in 2008; however, the trend has improved during 2009. Clark County gaming revenue experienced year-over-year monthly declines of 16.3%, 17.9%, 9.8%, 13.6% and 7.7% for January through May respectively.
The information contained in the following table relates to Clark County, Nevada and was obtained from the LVCVA and the Nevada Gaming Control Board.

	Years Ending December 31,
	2006	2007	2008
Total gaming revenue	$10,643,206,000	$10,868,029,000	$9,796,970,000
Number of slot machines	131,430	128,904	126,789
Number of table games	4,511	4,458	4,454
Number of visitors	38,914,889	39,196,761	37,481,552
Based on projects that have opened or were under construction as of June 5, 2009, the LVCVA projects room inventory will reach 149,279 by the end of 2009, 156,698 by the end of 2010 and 156,928 by the end of 2011. Assuming all of the rooms are completed, room inventory will increase at a compound average growth rate of 3.7% from the end of 2008 to 2011 compared to the 2.5% growth rate from 1998 to 2008. Construction on approximately 3,800 rooms scheduled to open in 2010 on the Las Vegas Strip has stopped and opening of those rooms may be delayed.
Nevada has historically enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1,246,150 in 1998 to 1,986,146 in 2008, a compound annual growth rate of 4.8%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period.

The Las Vegas economy has been relatively weak during 2008 and 2009. In June 2009, Las Vegas unemployment increased to 12.3% compared to 9.4% nationally. From 2007 to 2008, Las Vegas experienced a 0.5% decrease in population, likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.
Laughlin, Nevada is located approximately 90 miles south of Las Vegas on the Colorado River at the southern end of the state and has an estimated 2008 population of 8,843 people according to the Clark County Department of Comprehensive Planning. Bullhead City, Arizona, is directly across the river. According to the U.S. Department of Commerce Census Division, Bullhead City’s 2008 estimated population is 40,868. Bullhead City is located in Mohave County, which has a population of approximately 204,000. Additionally, Laughlin draws visitors from Phoenix, Arizona (230 miles), Los Angeles (290 miles) and San Diego, California (350 miles).
The Laughlin area economy is primarily dependent on the gaming and tourism industry. Laughlin visitor volume and hotel occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. According to the LVCVA as of December 31, 2008, the Laughlin market consisted of approximately 10,655 hotel rooms and its gaming revenue for 2008 was approximately $571 million, down 9.5% from 2007. Visitor volume decreased 7.6% year-over-year to approximately 2.9 million compared to 3.1 million in 2007. Occupancy in 2008 declined 2.8% to 69% while average daily room rate increased 3.8% to $43.51.
Like Las Vegas, much of the year-over-year decrease in occupancy occurred from June to December with an average monthly year-over-year decline of 4.7%. The fourth quarter incurred the largest decline. From October through December, year-over-year visitor volume decreased 10.5%, 11.0%, and 12.2%, respectively, and hotel occupancy and gaming revenue followed.
The year-over-year decrease in visitor volume, average daily room rate, and hotel occupancy has continued in 2009. For the five month period ended May 31, 2009, the LVCVA reported visitor volume decreased approximately 13.9%, average daily room rate decreased approximately 5.4% and hotel occupancy decreased approximately 5.2% compared to the same period in 2008. For the month of May, the year-over-year decrease in visitor volume was 7.6%, occupancy was flat, and average daily room rate increased 13.4%.
Debt Restructuring
Voteco acquired ACEP on February 20, 2008 for a purchase price of $1.2 billion and, immediately thereafter, ACEP issued all of its not-voting interests to Holdings. GSMC, an affiliate both of Goldman Sachs, the Initial Purchaser for the notes offered hereby, and Whitehall 2007, provided the Original Term Loans to finance the Acquisition.
On June 25, 2009, ACEP and GSMC closed the Restructuring of the Goldman Term Loans. In connection with the Restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was used to repay a portion of the Goldman Term Loans and $35 million of which was contributed to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing the 2014 Term Loan, (iii) Holdings agreed to issue an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.
In connection with the restructure, we are required to account for the transaction under SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As a result, we have presented our restructured debt obligation on the balance sheet in the amount of $571.8 million (the SFAS 15 Liability), which is the sum of $350 million (the Note Amount) and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%. In accordance with SFAS 15, we have increased our Members’ Equity by the difference between the Goldman Term Loan and the SFAS 15 Liability less the closing costs and expenses paid in connection with the restructure. Due to the related party nature of the transaction, the difference was credited directly to Members’ Equity and had no impact on the statement of operations. Going forward, all interest payments will be accounted for as a reduction to the outstanding balance of the SFAS 15 Liability. As a result, we will not report any interest expense related to the 2014 Term Loan on our statement of operations.
We are currently working with Goldman Sachs to offer new notes in the high yield debt market and repay the 2014 Term Loan.

Results of Operations
As discussed in Note 2 to our condensed and consolidated financial statements, our financial data for the six months ended June 30, 2008 are divided into predecessor and successor periods. The data for these periods that are presented and discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are on a Combined basis only.
Cost Savings Initiatives
During the fourth quarter of 2008 and into 2009, we increased our focus on cost savings across our corporate and property operations. We have evaluated our staffing levels, implemented changes to our scheduling and benefits, and eliminated certain positions. As of June 30, 2009, we decreased our Full-Time Equivalent staff 13.7% to 3,708 compared to 4,295 as of June 30, 2008. As a result, our total labor cost for the three month period ended June 30, 2009 decreased 10.9% to $40.1 million from $45.0 million in 2008 and decreased 12.6% from a high of $45.9 million in the third quarter of 2008. We have cut back or eliminated marketing and promotional programs that were unprofitable. As a result, we have decreased promotional allowances to 6.6% of gross revenues for the three months ended June 30, 2009 from 8.8% in three months ended June 30, 2008. In addition, we have worked diligently to find savings across all areas of the organization. For the three-month period ended June 30, 2009 our general operating expenses, exclusive of cost of goods sold and labor, decreased 19.9% to $25.3 million from $31.6 million for the three months ended June 30, 2008 and from $32.4 million in the third quarter of 2008. We believe we will see similar results through the rest of 2009.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The following table highlights the results of our operations (dollars in millions):

	Successor
	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Income Statement Data:
Revenues:
Casino	$55.9	$66.6
Hotel	16.2	21.8
Food and beverage	19.5	23.3
Tower, retail and other	9.1	9.6

Gross revenues	100.7	121.3
Less promotional allowances	6.6	10.7

Net revenues	94.1	110.6

Costs and expenses:
Casino	17.7	21.5
Hotel	9.0	8.8
Food and beverage	15.5	17.0
Other operating expenses	3.6	5.0
Selling, general and administrative	27.9	33.9
Depreciation and amortization	10.5	9.0

Total costs and expenses	84.2	95.2

Income from operations	$9.9	$15.4

Consolidated gross revenues decreased 17.0% to $100.7 million for the three months ended June 30, 2009 from $121.3 million for the three months ended June 30, 2008. The decrease in gross revenues for the period was due primarily to an overall decrease in gaming, hotel and food & beverage revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies that has continued in 2009. Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations. In addition, the high level of unemployment and declining real estate values in Clark County, Nevada has had a significant negative impact on our properties which cater to local customers.
Consolidated income from operations decreased 35.7% to $9.9 million for the three months ended June 30, 2009 as compared to $15.4 million for the three months ended June 30, 2008. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above. As a result, our consolidated operating margin decreased to 10.5% for the three months ended June 30, 2009 from 13.9% for the three months ended June 30, 2008.
Casino
Casino revenue consists of revenue from slot play, table games, race and sports book, bingo and keno. Casino revenues decreased 16.1% to $55.9 million for the three months ended June 30, 2009 from $66.6 million for the three months ended June 30, 2008. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. Revenue from slot play decreased 16.0% during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to a 20.4% decrease in coin in. The decrease in coin in is due in large part to decreased customer visits and average spend per customer and a 28.6% reduction in slot free play issued by us to customers for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Revenue from table games decreased 18.3% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a 27.1% decrease in drop. Other casino revenues decreased 9.5% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a 37.7% decline in bingo revenues. The decline in bingo revenues was due to decreases in write and hold. Our race and sports book revenues increased 1.4% and hold increased to 12.4% for the three months ended June 30, 2009 compared to a hold of 7.6% for the three months ended June 30, 2008. Casino expenses decreased 17.7% to $17.7 million for the three months ended June 30, 2009, from $21.5 million for the three months ended June 30, 2008. This was primarily due to a reduction in labor costs, participation expenses, decreased revenue taxes and overall efficiency efforts. Participation expenses consist of fees paid to game owners for use of their games. As a result of our efficiency initiatives, our casino operating margin increased to 68.3% for the three months ended June 30, 2009 as compared to 67.7% for the three months ended June 30, 2008.
Hotel
Hotel revenues decreased 25.7% to $16.2 million for the three months ended June 30, 2009 from $21.8 million for the three months ended June 30, 2008. The decrease in revenues is the result of a decrease in room occupancy to 72.1% for the three months ended June 30, 2009 as compared to 84.4% for the three months ended June 30, 2008 and a 16.6% decrease in average daily room rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in both occupancy and average daily room rate across our properties is primarily a result of sharp decreases in rates across our markets and our increased reliance on wholesale room sales, which are primarily generated on the internet. Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 63.8% and our cash room sales decreased 23.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our Hotel expenses increased 2.3% to $9.0 million for the three months ended June 30, 2009, from $8.8 million for the three months ended June 30, 2008. This increase was primarily due to 279.8% increase in commissions paid for wholesale room sales and increased repair & maintenance expenses. The commissions paid for wholesale room sales increased from $46,505 for the three months ended June 30, 2008 to $176,628 for the three months ended June 30, 2009. The Stratosphere, which accounts for 50% of our 4,912 rooms, has maintained occupancy of 95.5% for the three months ended June 30, 2009 compared to 97.0% for the three months ended June 30, 2008. Due to the relatively stable occupancy at Stratosphere and the need to maintain guest service, we have not reduced our hotel expenses year-over-year at Stratosphere. Due primarily to the decline in revenues discussed above, our Hotel operating margin decreased to 44.4% for the three months ended June 30, 2009 as compared to 59.6% for the three months ended June 30, 2008.
Food and Beverage
Food and beverage revenues decreased 16.3% to $19.5 million for the three months ended June 30, 2009 from $23.3 million for the three months ended June 30, 2008. Food covers for the three month period ended June 30, 2009 decreased 14.8% compared to the three months ended June 30, 2008. Average revenue per cover for the three months ended June 30, 2009 fell 1.6% compared to the three months ended June 30, 2008. Beverage revenues, although down 13.9% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were aided by the addition of cocktail service at the Stratosphere pool, the opening of the ‘Back Alley Bar’ and ‘Liquid Courage Bar’ venues at Stratosphere. Our food and beverage expenses decreased 8.8% to $15.5 million for the three months ended June 30, 2009 as compared to $17.0 million for the three months ended June 30, 2008 due to an overall decrease in our food and beverage costs, payroll and expenses related to the decreased number of covers. As a result, our food and beverage operating margin decreased to 20.5% for the three months ended June 30, 2009 as compared to 27.0% for the three months ended June 30, 2008.

Tower, Retail and Other
Tower, retail and other revenues decreased 5.2% to $9.1 million for the three months ended June 30, 2009, compared to $9.6 million for the three months ended June 30, 2008. This decrease was due to reduced showroom occupancy to 50.0% for the three months ended June 30, 2009 compared to 71.2% the three months ended June 30, 2008 at Stratosphere and a 55.6% decrease in the number of special events at Aquarius. In addition, we discontinued our Turn-A-Twenty-Promotion at the Aquarius, which resulted in a $122,000 reduction in revenues. Revenue from admissions and rides in our Tower increased 5.6% to $4.4 million for the three months ended June 30, 2009 compared to $4.1 million for the three months ended June 30, 2008. Other operating expenses decreased 28.0% to $3.6 million for the three months ended June 30, 2009, compared to $5.0 million for the three months ended June 30, 2008. This decrease was due to lower payroll, entertainer fees and equipment rental expenses.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of gross revenues, promotional allowances decreased to 6.6% for the three months ended June 30, 2009 from 8.8% for the three months ended June 30, 2008. This decrease was primarily due to our focus on the profitability of our promotions. As a result, fewer casino patrons were provided complimentary food and beverage, hotel rooms and show tickets, particularly at the Aquarius and the Stratosphere, under such programs.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses. These expenses decreased 17.7% to $27.9 million for the three months ended June 30, 2009, from $33.9 million for the three months ended June 30, 2008. This decrease was primarily due to an absence of expenses related to the acquisition and lower labor costs, repair & maintenance expenses and marketing related expenses. Primarily due to the decline in expenses, SG&A decreased to 27.7% of gross revenues for the three months ended June 30, 2009 as compared to 27.9% for the three months ended June 30, 2008.
Interest Expense
Interest expense decreased 39.7% to $10.8 million for the three months ended June 30, 2009, from $17.9 million for the three months ended June 30, 2008. The decrease was primarily due to lower LIBOR rates compared to the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
The following table highlights the results of our operations (dollars in millions):

	Successor	Combined
	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Income Statement Data:
Revenues:
Casino	$115.4	$135.7
Hotel	31.2	45.0
Food and beverage	38.2	46.8
Tower, retail and other	17.3	18.5

Gross revenues	202.1	246.0
Less promotional allowances	14.2	21.3

Net revenues	187.9	224.7

Costs and expenses:
Casino	36.5	43.7
Hotel	17.3	17.3
Food and beverage	29.8	33.7
Other operating expenses	7.1	9.2
Selling, general and administrative	56.5	67.0
Depreciation and amortization	20.4	17.4

Total costs and expenses	167.6	188.3

Income from operations	$20.3	$36.4

The consolidated results for the six months ended June 30, 2008, which we refer to as “Combined”, were derived by the mathematical addition of the results for the period January 1, 2008 through February 20, 2008 (Predecessor) and the period February 21, 2008 through June 30, 2008 (Successor). The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for the six months ended June 30, 2008 to our results for the six months ended June 30, 2009.
Consolidated gross revenues decreased 17.8% to $202.1 million for the six months ended June 30, 2009 from $246.0 million for the Combined six months ended June 30, 2008. The decrease in gross revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies that has continued in 2009. Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations. In addition, the high level of unemployment and declining real estate values in Clark County, Nevada has had a significant negative impact on our properties which cater to local customers.
Consolidated income from operations decreased 44.6% to $20.3 million for the six months ended June 30, 2009 as compared to $36.4 million for the Combined six months ended June 30, 2008. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above. As a result, our consolidated operating margin decreased to 10.8% for the six months ended June 30, 2009 from 16.2% for the Combined six months ended June 30, 2008.
Casino
Casino revenue consists of revenue from slot play, table games, race and sports book, bingo and keno. Casino revenues decreased 15.0% to $115.4 million for the six months ended June 30, 2009 from $135.7 million for the Combined six months ended June 30, 2008. Revenue from slot play decreased 14.7% during the six months ended June 30, 2009 as compared to the Combined six months ended June 30, 2008 due to an 18.7% decline in coin in. The decrease in coin in is due in large part to decreased customer visits and average spend per customer and a 21.9% reduction in slot free play issued by us to customers for the six months ended June 30, 2009 compared to the same period in 2008. Revenue from table games decreased 20.7% during the six months ended June 30, 2009 as compared to the Combined six months ended June 30, 2008 due to a 25.7% decline in drop. Other gaming revenue was flat for the six months ended June 30, 2009 compared to the Combined six months ended June 30, 2008. Our race and sports book revenues increased 7.6% and hold increased to 10.6% for the six months ended June 30, 2009 compared to a hold of 6.6% for the Combined six months ended June 30, 2008. Casino expenses decreased 16.5% to $36.5 million for the six months ended June 30, 2009, from $43.7 million for the Combined six months ended June 30, 2008. This was primarily due to a reduction in labor costs, participation expenses, decreased revenue taxes and overall efficiency efforts. Participation expenses consist of fees paid to game owners for use of their games. As a result of our efficiency initiatives, our casino operating margin increased slightly to 68.4% for the six months ended June 30, 2009 as compared to 67.8% for the Combined six months ended June 30, 2008.
Hotel
Hotel revenues decreased 30.8% to $31.2 million for the six months ended June 30, 2009 from $45.0 million for the Combined six months ended June 30, 2008. The decrease in revenues is the result of a decrease in room occupancy to 70.4% for the six months ended June 30, 2009 as compared to 83.3% for the Combined six months ended June 30, 2008 and a 21.2% decrease in average daily room rate for the six months ended June 30, 2009 compared to the Combined six months ended June 30, 2008. The decrease in both occupancy and average daily room rate across our properties is primarily a result of sharp decreases in rates across our markets, a slight increase in Las Vegas citywide room inventories, lower numbers of invited casino guests and an increased reliance on wholesale room sales. Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 54.3% and our cash room sales decreased 30.8% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our Hotel expenses were $17.3 million for both the six months ended June 30, 2009 and the Combined six months ended June 30, 2008. The Stratosphere, which accounts for 50% of our 4,912 rooms, has maintained occupancy of 92.9% for the six months ended June 30, 2009 compared to 95.1% for the Combined six months ended June 30, 2008. Due to the relatively stable occupancy and the need to maintain guest service, we have not reduced our hotel expenses year-over-year significantly at Stratosphere. Due to the decline in revenues, our Hotel operating margin decreased to 44.6% for the six months ended June 30, 2009 as compared to 61.6% for the Combined six months ended June 30, 2008.
Food and Beverage
Food and beverage revenues decreased 18.2% to $38.2 million for the six months ended June 30, 2009 from $46.8 million for the Combined six months ended June 30, 2008. The decline in food revenues was more severe than the decline in beverage revenues due in large measure to the reduction in food promotions offered to our gaming customers. Food covers for the six month period ended June 30, 2009 decreased 17.9% compared to the Combined six months ended June 30, 2008. Average revenue per cover for the six month period ended June 30, 2009 declined 0.6% compared to the Combined six months ended June 30, 2008. Our food and beverage expenses decreased 11.6% to $29.8 million for the six months ended June 30, 2009 as compared to $33.7 million for the Combined six months ended June 30, 2008 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 22.0% for the six months ended June 30, 2009 as compared to 27.8% for the Combined six months ended June 30, 2008.
Tower, Retail and Other
Tower, retail and other revenues decreased 6.5% to $17.3 million for the six months ended June 30, 2009, compared to $18.5 million for the Combined six months ended June 30, 2008. This decrease was due to reduced showroom occupancy to 49.0% for the six months ended June 30, 2009 compared to 70.5% for the Combined six months ended June 30, 2008 at Stratosphere and a 53.8% decrease in the number of special events at Aquarius, decreased commission and telephone revenues and the discontinuance of our Turn-A-Twenty-Promotion at the Aquarius, which resulted in a $306,000 reduction in revenues. Revenue from admissions and rides in our Tower increased 5.1% to $8.0 million for the six months ended June 30, 2009 compared to $7.6 million for the Combined six months ended June 30, 2008. Other operating expenses decreased 22.8% to $7.1 million for the six months ended June 30, 2009, compared to $9.2 million for the Combined six months ended June 30, 2008, due to decreased entertainer and ticket broker fee expenses and reduced equipment rental expenses.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of gross revenues, promotional allowances decreased to 7.0% for the six months ended June 30, 2009 from 8.7% for the Combined six months ended June 30, 2008. This decrease was primarily due to our focus on the profitability of our promotions. As a result, fewer casino patrons were provided complimentary food and beverage, hotel rooms and show tickets, particularly at the Aquarius and the Stratosphere, under such programs.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, expenses are primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses. These expenses decreased 15.7% to $56.5 million for the six months ended June 30, 2009, from $67.0 million for the Combined six months ended June 30, 2008. This decrease was primarily due to lower labor costs, marketing related expenses, utilities, sales taxes and credit card fees. Primarily due to the decline in revenues, SG&A increased to 28.0% of gross revenues for the six months ended June 30, 2009 as compared to 27.2% for the Combined six months ended June 30, 2008.
Interest Expense
Interest expense decreased 21.5% to $22.7 million for the six months ended June 30, 2009, from $28.9 million for the Combined six months ended June 30, 2008. The decrease was primarily due to lower LIBOR rates compared to the Combined six months ended June 30, 2008.
Financial Condition
Liquidity and Capital Resources
Our primary use of cash from the time of the Acquisition in 2008 has been significantly driven by the needs to finance the Acquisition and the requirements of the Existing Term Loans. Among other things, we are required under the Goldman Term Loans to set up specific reserve accounts, the funds in which were earmarked for specific uses or properties. Certain of the funds disbursed as part of the Goldman Term Loans were required to be paid into and held in these reserve accounts. The balance of the proceeds of the Goldman Term Loans were used to finance the Acquisition price. Accordingly, our primary sources of cash flow from the time of the Acquisition have been cash generated from operations and cash released from the reserve accounts to fund capital expenditures. At June 30, 2009, we had unrestricted cash and cash equivalents of $63.1 million and restricted cash of $39.7 million.

On June 25, 2009, we closed the Restructuring and reduction of the $1.1 billion in the Goldman Term Loans. As part of the Restructuring, (i) the mortgage and mezzanine loan lender, GSMC, was paid $165 million in principal repayment of a portion of the Goldman Term Loans; (ii) Holdings the owner of the class B non-voting membership interests in ACEP, agreed to issue a 22% membership interest in Holdings to an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million (the “2014 Term Loan”); (iv) ACEP received $35 million in cash from Holdings; and (vi) GSMC agreed to terminate the remaining Goldman Term Loans. At June 30, 2009, we had unrestricted cash and cash equivalents of $63.1 million and restricted cash of $39.7 million.
Our capital spending was approximately $7.7 million and $20.4 million for the six months ended June 30, 2009 and the combined six months ended June 30, 2008, respectively. During the six months ended June 30, 2009, approximately $2.2 million and $720,000 were spent on pool renovations at the Stratosphere and the Aquarius, respectively. In addition, we spent approximately $950,000 toward the replacement of cooling towers and approximately $825,000 on slot machines.
Our total budgeted capital expenditures for 2009 are approximately $17 million. This amount includes approximately $2.4 million and $1.0 million for the pools at Stratosphere and Aquarius and $2.6 million for a new amusement ride at Stratosphere. The balance is budgeted for the cooling towers and ordinary course replacements and maintenance. Our planned capital expenditures for 2009 are significantly less than in comparable periods in 2008 due to the completion of planned renovations at the Aquarius.
We are currently working with Goldman Sachs to offer new notes in the high yield debt market and repay the 2014 Term Loan. Whether or not we are successful selling the new notes in the high yield debt market, we believe our cash generated from operations, our cash balances and restricted cash balances will be sufficient to fund our operations and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in Risk Factors contained in Part II, Item 1A.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board issued SFAS 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 15, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. As of June 30, 2009, there were $350 million of principal borrowings outstanding under the 2014 Term Loans.
The 2014 Term Loans have an initial term of five years with an annual interest rate of LIBOR (0.31% at June 30, 2009) plus 10.00%, there is a LIBOR floor of 2.5%.
For the six months ended June 30, 2009, we incurred approximately $22.7 million in interest expense. Certain amounts of our outstanding indebtedness for the period were based upon a variable, LIBOR rate plus a premium. If LIBOR had increased by 1%, on January 1, 2009, the interest cost for the Goldman Term Loans would have increased by approximately $5.5 million for the six months ended June 30, 2009.
We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4T.	Controls and Procedures
Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as such terms are defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in our internal control over financial reporting that occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II-OTHER INFORMATION
Item 1A. Risk Factors
The recent downturn in the local, regional, national and global economies, the volatility and disruption of the capital and credit markets and adverse changes in the local, regional, national and global economies could continue to negatively impact our financial performance and our ability to access financing.
     The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. Over 2008 and the first six months of 2009 our revenues have decreased significantly compared to the same periods in 2008 and 2007. If the current economic contraction continues or worsens, our revenues may decrease further while some of our costs remain fixed or may even increase. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities has declined during the economic downturn and may continue to decline. We have experienced reduced numbers of visitors, lower occupancy rates and lower revenue.
     The recent severe economic downturn has particularly affected the markets in which we operate. For example, the residential and commercial real estate markets in and around Las Vegas have experienced a significant downturn and a decline in real estate values. Also, construction spending in the Las Vegas area (which has been an important driver for the local economy) has recently significantly decreased and unemployment in Las Vegas has significantly increased. In May 2009, Las Vegas unemployment was 11.1% compared to 9.4% nationally and 5.7% in May 2008.
     We have summarized below publicly available data relating to the adverse changes in the markets in which we operate.
     Clark County. In 2008, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.8 billion, a 9.9% decrease from 2007. In the fourth quarter of 2008 Clark County gaming revenue experienced monthly year-over-year declines of 24.3%, 15.2% and 18.4% from October through December respectively. For the five month period ended May 31, 2009, the LVCVA reported that Clark County gaming revenue decreased 13.2% compared to the same period in 2008. Clark County gaming revenue experienced year-over-year monthly declines of 16.3%, 17.9%, 9.8%, 13.6% and 7.7% for January through May 2009 respectively.
     Las Vegas. According to the LVCVA statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, visitor volume in Las Vegas decreased approximately 4.4% in 2008 compared to 2007 while the hotel average daily room rate decreased by approximately 9.8% and hotel occupancy decreased by 4.2%. Much of the decrease in average daily room rate occurred in the June through December 2008 period when the average monthly year-over-year decrease in average daily room rate was approximately 14.1%. The monthly year-over-year decrease in hotel occupancy was most pronounced in the fourth quarter of 2008 averaging approximately 8.5%.
     The year-over-year decrease in visitor volume, average daily room rate and hotel occupancy has continued in 2009. For the five-month period ended May 31, 2009, the LVCVA reported that visitor volume decreased approximately 6.9%, average daily room rate decreased approximately 27.0% and hotel occupancy decreased approximately 6.2% compared to the same period in 2008. January experienced a 13.0% year-over-year decrease in hotel occupancy. Each month since January 2009, hotel occupancy has decreased from 5.2% to 5.7% with the exception of April, which decreased 2.0%. Much of the reduction in the year-over-year decline in occupancy can be attributed to reduced average daily room rate and promotional activities as operators reduced room rates to maintain operating levels. Monthly year-over-year declines in average daily room rate were 19.9%, 22.9%, 31.6%, 30.7% and 28.3% for the months of January through May 2009 respectively.
     Laughlin. The Laughlin area economy, where Aquarius is located, is primarily dependent on the gaming and tourism industry. Laughlin visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. According to the LVCVA as of December 31, 2008, the Laughlin market consisted of approximately 10,655 hotel rooms and its gaming revenue for 2008 was approximately $571 million, down 9.5% from 2007. Visitor volume decreased 7.6% year-over-year to approximately 2.9 million compared to 3.1 million in 2007. Hotel occupancy in 2008 declined 2.8% to 69% while average daily room rate increased 3.8% to $43.51.
     Like Las Vegas, much of the year-over-year decrease in hotel occupancy in Laughlin occurred from June to December 2008 with an average monthly year-over-year decline of 4.7%. The fourth quarter of 2008 experienced the largest decline. From October through December 2008, year-over-year visitor volume decreased 10.5%, 11.0% and 12.2% and declines in hotel occupancy and gaming revenue followed.
     The year-over-year decrease in visitor volume, average daily room rate and hotel occupancy in Laughlin has continued in 2009. For the five-month period ended May 31, 2009, the LVCVA reported that visitor volume decreased approximately 13.9%, average daily room rate decreased approximately 5.4% and hotel occupancy decreased 5.2% compared to the same period in 2008. For the month of May 2009, the year-over-year decrease in visitor volume was 7.6%, hotel occupancy was flat, and average daily room rate increased 13.4%.
     We have reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for practical incentives reduces revenue and operating margins. At the same time, we have found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. As a consequence, this economic downturn has negatively affected our operations and, together with further economic declines in the markets in which we operate or from which we draw patrons, may continue to negatively affect our operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.
     Further, our properties draw a substantial number of patrons from the Las Vegas Valley, as well as certain geographic areas, including Southern California and Arizona. Adverse economic conditions in any of these regions could result in a decrease in the number of patrons traveling from those areas to our properties.
Because all four of our gaming properties are concentrated in a relatively small area in Nevada, we are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the areas from which we draw patrons.
     Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 95 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:
•	local economic conditions, including the recent economic downturn in the Las Vegas metropolitan area discussed in “— The recent downturn in the local, regional, national and global economies...”.

•	local competitive conditions;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes; and

•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada.
     Local Competitive Risks. In addition to the risks described under “— If we are unable to compete effectively against our competitors, our business will suffer” below, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our patrons. Prior to the recent economic downturn, the Las Vegas market experienced a substantial increase in the construction and development of hotels and casinos available to our potential patrons. Based on projects that have opened or were under construction as of June 5, 2009, the LVCVA projects rooms inventory in Las Vegas to reach 156,928 by the end of 2011. Assuming all of the rooms are completed, rooms inventory will increase at a compound average growth rate of 3.7% from the end of 2008 to 2011 compared to the 2.5% growth rate from 1998 to 2008. Construction on approximately 3,800 rooms scheduled to open in 2010 on the Las Vegas Strip has stopped and opening may be delayed. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos or hotel room capacity is expanded by others in major destination locations, competition will increase. As a result of the increase in product available to our potential patrons and the recent economic downturn, we are competing for smaller number of potential patrons with less dollars to spend with a larger number of competitors. Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets and depend on the local markets for patrons. Competition for local patrons has historically been intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business.
     Transportation-Related Risks. The majority of our patrons at the Stratosphere travel by air or car to Las Vegas. Increasing transportation costs, for example, caused by increased fuel costs, may deter people from traveling to our properties from long distances or decrease the amount of money they have available to spend once there. Further, leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines, such as those implemented in 2008 as a result of higher fuel prices and lower demand, can impact the number of visitors to our properties. For the year ended December 31, 2008, arriving and departing passengers through McCarran International Airport in Las Vegas decreased 14.1% to approximately 3.2 million from approximately 3.7 million in 2007. For the five months ended May 31, 2009, McCarran International Airport reported an 11.9% decrease to 16.8 million compared to 19.1 million for the five months ended May 31, 2008.
     Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our properties.

     Weather and Public Health Risks. Due to our concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our properties, could have a significant adverse effect on our business, financial condition and results of operations. The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist could also have a significant adverse effect on our business, financial condition and results of operations.
If we are unable to compete effectively against our competitors, our business will suffer.
     The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas and with various other entertainment businesses.
     Our competitors in each market that we participate in may have substantially greater financial, selling and marketing, technical and other resources than we do. Many of our competitors have reduced room rates and increased their promotional activities. This has forced all of our properties to reduce rates, operate with lower occupancy or both. We cannot assure you that we will be able to compete effectively in our markets or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our markets could adversely affect our business, financial condition, results of operations and cash flow.
     In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas,’ our largest market, and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the markets in which we operate, and this intense competition is expected to continue.
We may be unable to raise additional indebtedness because of the recent instability in the financial markets.
     The financial markets in the United States and internationally have been marked by a significant downturn, which has reduced the availability and increased the cost of financing, in particular, for issuers with a rating below investment grade. The adverse market conditions, together with our relatively high debt levels, has made it difficult for us to attract financing or to enhance our existing debt. Although we have significantly reduced our debt as a result of the Restructuring, we still have significant debt relative to our EBITDA. In addition, recent financings in the casino industry have occurred at a higher cost than in recent years, with less favorable terms. This higher cost may be a result of declining property values, concerns about leverage in the casino industry, the consolidation of financial institutions and the current turmoil in the credit markets or some combination of such factors and/or other factors. We cannot predict with any certainty how we will be impacted in the future by financial market conditions. There can be no assurance that we will be able to secure financing in the future at all or at a cost comparable to or lower than what is available in the current credit markets or on favorable terms.

Our business is subject to extensive governmental gaming regulation, which is costly to comply with, and failure to do so could cause us to incur penalties or force us to cease operations.
     We are subject to a variety of regulations in the jurisdictions in which we operate, including the extensive gaming laws and regulations of the State of Nevada. Compliance with these regulations is costly and time-consuming. Regulatory authorities at the federal, state and local levels have broad powers with respect to the regulation and licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines on us and take other actions, any one of which would have a significant adverse effect on our business, financial condition and results of operations.
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
     Our members, managers, directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of some of the significant gaming regulations that affect our business, see “Regulation and Licensing”. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.
     Our business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operations.
     If we lose one or more licenses used in our business or our operations or are otherwise restrained by law or regulation, we may be unable to continue our operations as they are conducted today, or may be forced to cease operations.
An overall attitude that businesses should eliminate costs perceived as extravagant may have created a negative political climate for businesses to host meetings and events in Las Vegas.
     Various politicians, including President Obama, have made statements in connection with corporate excess that single out business events in and trips to Las Vegas. These statements could discourage businesses from traveling to and hosting in events in Las Vegas and could adversely affect our cash flows. Las Vegas is a significant destination for trade shows. The number of trade show and convention attendees in Las Vegas increased from approximately 3.3 million in 1998 to

5.9 million in 2008, representing a compound annual growth rate of 6.0%. For the five months ended May 31, 2009, meetings held declined 28.6% and convention attendance declined 22.5% compared to the same period in 2008.
Rising operating costs for our gaming properties could have a negative impact on our business.
     The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:
•	changes in the tax or regulatory environment which impose additional restrictions or increase our operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	as of July 10, 2009, approximately 41% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;

•	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically; and

•	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers.
     If our operating expenses increase without any off-setting increase in our revenues, our business is likely to decrease.
Increasing prices or shortages of energy and water may increase our cost of operations or force us to temporarily or permanently cease operations.
     Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our properties are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in recent years. We expect that potable water will become an increasingly scarcer commodity in the areas in which we operate at an increasing price.
     Further, the increasing cost of energy and water will increase our costs of operations, thereby likely lowering our net cash flows. In addition, energy price increases in the regions that provide a significant source of patrons for our properties could result in a decline of disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

Changes in tax laws could increase our cost of doing business and negatively affect our business.
     The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (“Nevada Legislature”) adjourned in June 2009, and there were no increases in taxes affecting gaming revenue, but the Nevada Legislature did approve a 3% increase in the tax charged against room sales. Although this tax is passed on to our guests, the effect of this tax is to increase the cost to our guests of staying in hotels and, therefore could negatively impact visitation and/or other expenditures. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which will increase our labor costs. The Nevada Legislature meets again in 2011 and we cannot assure you that our taxes will not be increased further as a result of the 2011 Session.
     From time to time there have been gaming revenue tax increase proposals in Nevada. There was no such proposal passed in the recently adjourned 2009 Session. These proposals would take the form of voter referendums, which in Nevada require passage by voters on two separate occasions. If a proposal to increase the gaming tax is passed in both elections, under current law the earliest the increase could go into effect would be 2014.
     The federal government has also previously considered a federal tax on gaming revenues and may consider such a tax in the future. Decreases in tax revenues resulting from the economic downturn may increase pressure on federal, state or local authorities to increase taxes. If there is any material increase in federal, state or local taxes and fees, our business, financial condition and results of operations could be adversely affected because of increased costs to us or our patrons.
Our operations may be adversely impacted by expanded Native American gaming operations if they attract patrons that otherwise would visit our properties.
     The expansion of Native American casinos in the United States continues to have an impact on casino revenues in Nevada and such impact may be significant on the markets in which we operate. California’s state officials are in active negotiations to renegotiate certain compacts with Native American tribes. Some Native American casino compacts have already been changed to allow for additional slot machines. In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California. While the effect of increased gaming in California and other states is difficult to predict, our revenues could decline if such competing casinos attract patrons who would otherwise travel to Las Vegas or Laughlin.
We have significant working capital needs, and if we are unable to satisfy those needs from cash generated from our operations or indebtedness, we may not be able to meet our obligations, including payroll and statutory tax payment requirements.
     We require significant amounts of working capital to operate our business. We currently do not have a revolving credit facility. Under the indenture for the notes, if we are able to meet a certain leverage ratio, we may enter into and incur up to $20.0 million in indebtedness under a credit facility, which could share equally and ratably in the collateral securing the notes. There can be no assurance that we will be able to meet this leverage ratio at any time during the term of the notes. Even if we are able to meet this leverage ratio, there can be no assurance that we will be able to obtain a credit facility. As a result, we expect our primary source of cash to come from the operation of our properties. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business and our ability to meet our obligation to make payments on the notes.
Acts of terrorism and war and natural disasters may negatively impact our business.
     Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, the terrorist attacks that occurred on September 11, 2001 had a negative impact on travel and leisure expenditures at our properties and on the industry as a whole. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.
     Extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.
We are subject to a wide variety of environmental laws and potential exposure to environmental liabilities
     We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water or may impose liability for the costs of cleaning up and certain damages resulting from sites of spills, disposals or other releases of hazardous or toxic substances or wastes. These laws and regulations are complex, and subject to change, and violations can lead to significant fines and penalties. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

From time to time, we are a defendant in a variety of litigation and other adversary proceedings, which are costly to defend, divert management’s attention from our operations and may cause us to pay damages if we are unsuccessful in defending against the actions or unable to cover damages with insurance proceeds.
     We are involved, from time to time, in a variety of litigation arising out of our business. We carry insurance to cover most business risks, but there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should any ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, such uncovered losses could increase our costs and thereby lower our profitability. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or that those adequate replacement policies will be available on acceptable terms, if at all.
We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.
     Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations, including the notes offered hereby.
A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs.
     Approximately 1,900 of our 4,600 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.
     Our collective bargaining agreement with United Steelworkers of America, which represents 569 culinary employees at Aquarius, expired on April 1, 2008. Currently, we and the United Steelworkers of America are operating on a year-to-year basis. We are currently in negotiations with the United Steelworkers of America to enter into a new collective bargaining agreement. Our failure to enter into a new agreement or a work stoppage resulting from the negotiations involving a new agreement could have an adverse impact on our operations.
Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, and thus could reduce our income or increase our net loss.
     We may from time to time encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from operating our websites. Our business, operating results and financial condition could be harmed should we face challenges to our intellectual property.

Our revenues may be negatively impacted by volatility in our hold percentage.
     Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, race and sports betting, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our cash flow may suffer.
Our hotels and casinos may need to increase capital expenditures to compete effectively but we may not have sufficient funds to do so.
     Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than that of our competitors’, causing us to lose our competitive position.
The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.
     Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior management team. Although we have entered into employment agreement with some of our senior management, we have not entered into an employment agreement with Frank Riolo, our CEO. It may also be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in Nevada. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. If we lose the services of any members of our management team, or fail to attract or retain qualified management and personnel at all levels, our business may be significantly disrupted and impaired.
We are dependent upon technology services and electrical power to operate our business, and if we experience damage or service interruptions, we may have to cease some or all of our operations, resulting in a decrease in revenues.
     Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. Without electrical power or a failure of the technology services needed to run the computers, we may be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.
We may incur impairments to intangible assets or long-lived assets, which would reduce our net income.
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
     Significant negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2008, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our results of operations.
     For example, for the year ended December 31, 2008, we recorded $11.9 million in aggregate non-cash impairment charges to write-down our goodwill and certain portions of our intangible assets to their fair value at December 31, 2008. Our goodwill is recorded as having a value of $0 on our balance sheet. The impairment of these assets was due primarily to our decrease in revenues and resulting decrease in income from our properties, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.
A smoking ban in the jurisdictions in which we operate could have a negative impact on our business and operations.
     From time to time, individual jurisdictions have considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities. Such bans have been implemented in jurisdictions in which gaming facilities are located (such as in California and Atlantic City) and such bans have had a negative impact on business and operations. If such bans were implemented in the markets in which we operate, such a ban could adversely impact our business and operations.
We are controlled by officers of Goldman Sachs and the general partners of Whitehall 2007, and the interests of Goldman Sachs, Whitehall 2007 and their affiliates may not be aligned with ours.
     All of the Class B voting membership interests of ACEP are held by Voteco, the members of which are comprised of managing directors of Goldman Sachs that are also officers of the general partners of Whitehall 2007. As such, the members of Voteco have the power to control our affairs and policies and to control the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
     Goldman Sachs, Whitehall 2007 and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Goldman Sachs, Whitehall 2007 and their affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Goldman Sachs has agreed with the Nevada gaming authorities not to take any action to influence the members of Voteco in the exercise of their management or voting rights in respect of our gaming operations, and that the exercise of any such rights shall be made by the members of Voteco independently and without consultation with Goldman Sachs. However, since the members of Voteco are also officers of Goldman Sachs and the general partners of Whitehall 2007, it should be expected that the members of Voteco will act in the best interests of Goldman Sachs, Whitehall 2007 and their affiliates and that the interests of Goldman Sachs, Whitehall 2007 and their affiliates will dictate or strongly influence their decision making.
     We expect to use the net proceeds from this offering to repay our Existing Term Loan in its entirety. GSMC, an affiliate both of Goldman Sachs, the Initial Purchaser for the notes offered hereby, and Whitehall 2007, owners of a majority of our indirect interests, is the sole lender under such facility and accordingly is expected to be the recipient of the entire net proceeds of this offering. See “Certain Relationships and Related Party Transactions” and “Use of Proceeds”.
     In addition, as part of the recent Restructuring of our loans from GSMC, an affiliate of GSMC will be issued a 22% indirect interest in us following receipt of necessary gaming approvals.
Our hotels and casinos may incur substantial costs in connection with any growth and expansion strategy.
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
Item 6. Exhibits
The list of exhibits required by Item 601 of Regulations S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
Date: August 3, 2009	By:	/s/ Edward W. Martin, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibits Index

Exhibit No.	Description

10.1	Loan Agreement, dated as of June 25, 2009, among American Casino & Entertainment Properties LLC, W2007 ACEP First Mezzanine A Borrower, L.P., W2007 ACEP First Mezzanine B Borrower, L.P., Arizona Charlie’s, LLC, Fresca, LLC, Aquarius Gaming LLC, Stratosphere Gaming LLC, W2007 Aquarius Propco, L.P., W2007 Stratosphere Propco, L.P., W2007 Stratosphere Land Propco, L.P., W2007 Arizona Charlie’s Propco, L.P. and W2007 Fresca Propco, L.P. each, as a Co-Borrower and collectively as the Borrower, and Goldman Sachs Commercial Mortgage Capital, L.P. as Initial Lender, Wells Fargo Bank, N.A., as Collateral Agent and Archon Group, L.P., as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.