Form 10-Q
period 2009-09-30
American Casino & Entertainment Properties LLC
filed 2009-11-13
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 000-52975

American Casino & Entertainment Properties LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0573058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Las Vegas Boulevard South
Las Vegas, NV	89104
(Address of principal executive offices)	(Zip code)

(702) 380-7777
(Registrant's telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

TABLE OF CONTENTS

			Page
Part I		Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements	3

		Condensed Consolidated Balance Sheets - September 30, 2009 (Successor) (unaudited) and December 31, 2008 (Successor)	3

		Condensed Consolidated Statements of Operations (unaudited) – the three months ended September 30, 2009 (Successor) and September 30, 2008 (Successor)	4

		Condensed Consolidated Statements of Operations (unaudited) – the nine months ended September 30, 2009 (Successor), the period February 21, 2008 through September 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	5

		Condensed Consolidated Statements of Cash Flows (unaudited) – the nine months ended September 30, 2009 (Successor), the period February 21, 2008 through September 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor)	6

		Condensed Consolidated Statement of Members’ Equity (unaudited) – the nine months ended September 30, 2009 (Successor)	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4T.	Controls and Procedures	28

Part II		Other Information

	Item 6.	Exhibits	29

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	As of	As of
	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$107,960	$30,366
Restricted cash	-	30,353
Investments-restricted	1,857	1,857
Accounts receivable, net	3,328	3,841
Accounts receivable, net - related party	-	653
Other current assets	11,749	12,857
Total Current Assets	124,894	79,927

Property and equipment, net	1,152,708	1,172,690

Debt issuance and deferred financing costs, net	3,024	3,800
Debt issuance and deferred financing costs, net - related party	-	5,100
Restricted cash	-	10,649
Intangible and other assets	30,076	31,144
Total Other Assets	33,100	50,693
Total Assets	$1,310,702	$1,303,310

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,381	$6,701
Accrued expenses	22,571	21,783
Accounts payable and accrued expenses - related party	48	3,657
Accrued payroll and related expenses	10,736	10,061
Current portion of capital lease obligations	255	861
Total Current Liabilities	37,991	43,063

Long-Term Liabilities:
Long-term debt, net of unamortized discount	350,471	-
Long-term debt - related party	-	1,108,000
Capital lease obligations, less current portion	2,256	949
Total Long-Term Liabilities	352,727	1,108,949

Total Liabilities	390,718	1,152,012

Commitments and Contingencies

Members' Equity:
Members' Equity	919,984	151,298
Total Members' Equity	919,984	151,298
Total Liabilities and Members' Equity	$1,310,702	$1,303,310

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
	(In thousands)

Revenues:
Casino	$50,082	$63,013
Hotel	15,324	19,826
Food and beverage	18,685	22,498
Tower, retail and other	9,373	11,120
Gross Revenues	93,464	116,457
Less promotional allowances	5,795	10,790
Net Revenues	87,669	105,667

Costs and Expenses:
Casino	16,912	21,347
Hotel	9,208	8,831
Food and beverage	15,595	16,740
Other operating expenses	3,397	4,592
Selling, general and administrative	27,885	35,023
Depreciation and amortization	10,384	9,165
Loss on disposal of assets	-	252
Management fee - related party	375	750
Total Costs and Expenses	83,756	96,700

Income From Operations	3,913	8,967

Other Income (Expense):
Interest income	32	282
Interest expense	(5,728)	(582)
Interest expense - related party	-	(16,634)
Total Other Expense, net	(5,696)	(16,934)

Loss Before Income Taxes	(1,783)	(7,967)

Benefit for income taxes	-	-

Net Loss	$(1,783)	$(7,967)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
		February 21, 2008	January 1, 2008
	Nine Months Ended	through	through
	September 30, 2009	September 30, 2008	February 20, 2008
	(Unaudited)
	(In thousands)

Revenues:
Casino	$165,438	$162,212	$36,539
Hotel	46,487	53,207	11,683
Food and beverage	56,870	56,959	12,354
Tower, retail and other	26,713	24,901	4,651
Gross Revenues	295,508	297,279	65,227
Less promotional allowances	19,998	26,528	5,608
Net Revenues	275,510	270,751	59,619

Costs and Expenses:
Casino	53,399	52,667	12,363
Hotel	26,539	21,448	4,682
Food and beverage	45,366	41,250	9,183
Other operating expenses	10,539	11,453	2,341
Selling, general and administrative	82,807	82,460	18,511
Depreciation and amortization	30,823	21,452	5,062
Loss on disposal of assets	578	321	-
Management fee - related party	1,375	1,828	-
Total Costs and Expenses	251,426	232,879	52,142

Income From Operations	24,084	37,872	7,477

Other Income (Expense):
Loss on early extinguishment of debt	-	-	(13,580)
Interest income	91	672	322
Interest expense	(7,008)	(1,635)	(2,564)
Interest expense - related party	(21,398)	(41,909)	-
Total Other Expense, net	(28,315)	(42,872)	(15,822)

Loss Before Income Taxes	(4,231)	(5,000)	(8,345)

Benefit for income taxes	-	-	2,920

Net Loss	$(4,231)	$(5,000)	$(5,425)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
	Nine Months	February 21, 2008	January 1, 2008
	Ended	Through	Through
	September 30, 2009	September 30, 2008	February 20, 2008
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(4,231)	$(5,000)	$(5,425)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	30,823	21,452	5,062
Amortization of debt issuance and deferred financing costs	4,313	4,774	150
Tax benefit	-	-	(2,920)
Write-off of deferred financing costs	-	-	4,405
Loss on disposal of assets	578	321	-
Changes in operating assets and liabilities:
Restricted cash	41,002	(15,019)	-
Accounts receivable, net	513	1,026	95
Other assets	808	5,408	(95)
Accounts payable and accrued expenses	824	(7,397)	(9,543)
Related party activity, net	(2,956)	2,538	-
Net Cash Provided By (Used In) Operating Activities	71,674	8,103	(8,271)

Cash Flows From Investing Activities:
Decrease in investments - restricted	-	1,001	-
Acquisition of property and equipment	(9,576)	(20,224)	(5,265)
Acquisition of American Casino & Entertainment Properties LLC	-	(1,299,066)	-
Proceeds from sale of property and equipment	232	122	-
Net Cash Used In Investing Activities	(9,344)	(1,318,167)	(5,265)

Cash Flows From Financing Activities:
Debt issuance and deferred financing costs	(8,047)	(5,286)	-
Debt issuance and deferred financing costs - related party	(7,664)	(11,080)	-
Payments on line of credit	-	-	(40,000)
Payments on notes payable - related party	(315,017)	-	-
Capital distribution	-	-	(15,439)
Payments on capital lease obligation	(258)	(303)	(85)
Due to seller	-	7,379	-
Proceeds from notes payable	311,250	-	-
Proceeds from notes payable - related party	-	1,108,000	-
Equity contribution	35,000	202,390	-
Net Cash Provided By (Used In) Financing Activities	15,264	1,301,100	(55,524)
Net increase (decrease) in cash and cash equivalents	77,594	(8,964)	(69,060)
Cash and cash equivalents - beginning of period	30,366	38,205	107,265
Cash and Cash Equivalents - end of period	$107,960	$29,241	$38,205

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$91	$84	$9,455
Cash paid during the period for interest - related party	$26,171	$33,159	$-
Supplemental Disclosure of Non-cash Items:
Non-cash acquisition of property and equipment	$967	$-	$-
Non-cash equity contribution related to troubled debt restructure and gain on debt extinguishment	$737,917	$-	$-

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)
(In thousands)

	Class A	Class B	Total
	Equity	Equity	Equity
Successor:
Balance at December 31, 2008	$-	$151,298	$151,298
Net loss	-	(4,231)	(4,231)
Gain on debt restructure	-	522,328	522,328
Gain on debt extinguishment	-	215,589	215,589
Equity contribution	-	35,000	35,000
Balance at September 30, 2009	$-	$919,984	$919,984

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company

American Casino & Entertainment Properties LLC was formed in Delaware on December 29, 2003.  ACEP refers to American Casino & Entertainment Properties LLC and its subsidiaries. ACEP is a holding company and was formed for the purpose of acquiring the entities that own and operate Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada.  Stratosphere had been owned by a subsidiary of our former indirect parent, Icahn Enterprises Holdings L.P., or IEH.  Arizona Charlie’s Decatur and Arizona Charlie’s Boulder were owned by Carl C. Icahn and one of his affiliated entities.  We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006, from Harrah’s Operating Company, Inc.  The Aquarius operates in Laughlin, Nevada.  Until February 20, 2008, ACEP was a subsidiary of American Entertainment Properties Corp., or AEP, and its ultimate parent was Icahn Enterprises L.P., or IELP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange.

On April 22, 2007, AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, or Whitehall, a series of real estate investment funds affiliated with Goldman Sachs & Co., or Goldman Sachs, to sell all of our issued and outstanding membership interests to Holdings for $1.3 billion plus or minus certain adjustments such as working capital, as more fully described in the Agreement, or, the Acquisition.  Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco.  The Acquisition closed at a purchase price of approximately $1.2 billion on February 20, 2008.

On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million.  Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights.  We issued the Class B Interests to Holdings in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.   Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interests in exchange for consideration in the amount of $30.  The source of funds used by Voteco to purchase the Class A Interests were contributions of capital made to Voteco by each of its three members.

Throughout this document we refer to Successor and Predecessor. The term “Successor” refers to the Company following the Acquisition on February 20, 2008 and the term “Predecessor” refers to the Company prior to the Acquisition. The following table reconciles the effects of the Acquisition, accounted for as a purchase business combination, on our February 20, 2008 (Predecessor) balance sheet to the February 21, 2008 (Successor) balance sheet.

	Predecessor	Fair Value	Successor
	Balance Sheet	Adjustments	Balance Sheet
Total current assets	$58,762	$49,484	$108,246
Property and equipment, net	432,254	735,886	1,168,140
Intangible assets, net	1,858	43,015	44,873
Total other assets		16,366	16,366
Total Assets	$492,874	$844,751	$1,337,625

Total current liabilities	$40,477	$7,372	$47,849
Long-term debt and capital leases	1,720	1,108,000	1,109,720
Total members' equity	450,677	(270,621)	180,056
Total Liabilities and Members' Equity	$492,874	$844,751	$1,337,625

In addition, upon the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the ACEP Operating Agreement.  In connection with the closing of the Acquisition, each of the initial members of Voteco (Stuart Rothenberg, Brahm Cramer and Jonathan Langer), Holdings and Voteco entered into a Transfer Restriction Agreement.  Mr. Rothenberg resigned as a member of Voteco on March 9, 2009 and Mr. Cramer resigned as a member of Voteco on September 11, 2009.

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements, or, the Goldman Term Loans.

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans (as defined below).  In connection with the restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans (as defined below), (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

On August 14, 2009, ACEP and ACEP Finance Corp., a wholly-owned subsidiary of ACEP, collectively the Issuers, issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014, or Senior Secured Notes. The Senior Secured Notes were issued pursuant to an indenture, dated as of August 14, 2009, or, the Indenture, among the Issuers, all of the then existing subsidiaries of ACEP other than ACEP Finance, as guarantors, or, the Guarantors, and The Bank of New York Mellon, as trustee. The Senior Secured Notes mature on June 15, 2014. The Senior Secured Notes bear interest at a rate of 11% per annum. Interest on the Senior Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009.

The obligations under the Senior Secured Notes are jointly, severally and unconditionally guaranteed (the “Guarantees”) by all of the subsidiaries of ACEP other than ACEP Finance and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions.  The gross proceeds from the issuance of the Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans.  Upon such payment, the remaining balance, or approximately $38.8 million of the 2014 Term Loans was forgiven by GSMC.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2008 audited consolidated financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2008 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 (SEC File No. 000-52975).  Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Throughout this document we refer to Successor and Predecessor. The term "Successor" refers to the Company following the Acquisition on February 20, 2008 and the term "Predecessor" refers to the Company prior to the Acquisition.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board issued FASB ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted FASB ASC 855 as of June 30, 2009, which was the required effective date.  The Company evaluated its September 30, 2009 financial statements for subsequent events through November 10, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB ASC 805, Business Combinations.  FASB ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. FASB ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FASB ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FASB ASC 805 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB ASC 810, Noncontrolling Interests in Consolidated Financial Statements.  FASB ASC 810’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The implementation of FASB ASC 810 did not have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the period February 21, 2008 through September 30, 2008 (Successor), and the period January 1, 2008 through February 20, 2008 (Predecessor) consolidated financial statements to conform to the September 30, 2009 presentation.  These reclassifications had no effect on net income (loss).

Note 3. Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC.  On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans.  We paid interest on the 2014 Term Loans of approximately $6.2 million for the three months ended September 30, 2009 compared to $17.0 million on the Goldman Term Loans for the three months ended September 30, 2008 (See Note 5. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans). We paid interest on the Goldman Term Loans and 2014 Term Loans, collectively, of approximately $26.2 million for the nine months ended September 30, 2009, compared to $33.2 million for the combined nine months ended September 30, 2008. As of December 31, 2008, we owed $1.1 billion on the Goldman Term Loans.  Included in accounts payable and accrued expenses – related party, on the condensed consolidated balance sheets is accrued interest of $2.2 million on the Goldman Term Loans as of December 31, 2008. We also paid Goldman Sachs $34,000 during the nine months ended September 30, 2008 in connection with financial advisory services.  We also paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans.

On August 17, 2009, we issued an aggregate principal amount of $375 million of Senior Secured Notes.  Goldman Sachs was the initial purchaser of the Senior Secured Notes.  We used the gross proceeds from the offering of Senior Secured Notes, approximately $311.3, to repay the 2014 Term Loans, which were held by GSMC, an affiliate of Goldman Sachs and Whitehall 2007, owners of a majority of our indirect interests.   Upon such payment, the remaining balance of 2014 Term Loans was forgiven by GSMC.  Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the Senior Secured Notes was credited directly to Members Equity.

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI is approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs.  On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere.  In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest.  Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues.  There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the three and nine months ended September 30, 2009, the three months ended September 30, 2008, or the combined nine months ended September 30, 2008. We received $0.00 in Hotel revenues and promotional incentives for the three months ended September 30, 2009 compared to $1.2 million in Hotel revenues, $28,000 in Casino revenues, $107,000 in Food and beverage revenues and $287,000 in Tower, retail and other revenues for the three months ended September 30, 2008.  We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the nine months ended September 30, 2009 compared to $3.6 million in Hotel revenues, $67,000 in Casino revenues, $245,000 in Food and beverage revenues and $671,000 in Tower, retail and other revenues for the combined nine months ended September 30, 2008. CRI also leased space from the Stratosphere for three marketing kiosks.  The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere.  Stratosphere received Tower, retail and other revenues of $0 and $750,000, respectively, for rent under the lease agreement for the three and nine months ended September 30, 2009, compared to $383,000 for both the three and nine months ended September 30, 2008. CRI owed us $184,000 as of September 30, 2009, which is fully reserved, and approximately $653,000 as of December 31, 2008, which is recorded in related party accounts receivable on the condensed consolidated balance sheet.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings.  The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EDITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate consulting fees of approximately $375,000 for the three months ended September 30, 2009 compared to $750,000 for the three months ended September 30, 2008. We incurred Highgate fees of approximately $1.4 million for the nine months ended September 30, 2009 compared to $1.8 million for the combined nine months ended September 30, 2008. We incurred no development fees for the three and nine month periods ended September 30, 2009 compared to approximately $1,000 for the three months ended September 30, 2008 and approximately $699,000 for the nine months ended September 30, 2008.   We have reimbursed Highgate $0 for travel and entertainment expenses for both the three and nine month periods ended September 30, 2009 compared to approximately $16,000 and $106,000 for the three and combined nine month periods ended September 30, 2008, respectively.  As of September 30, 2009 and December 31, 2008, we owed Highgate approximately $0 and $1.4 million, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations.  TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%).  TTL is paid 4% of room revenues booked utilizing its system.  We expensed fees of approximately $122,000 for the three months ended September 30, 2009 compared to $90,000 for the three months ended September 30, 2008.  We expensed fees of approximately $427,000 for the nine months ended September 30, 2009 and $90,000 for the combined nine months ended September 30, 2008.  As of September 30, 2009 and December 31, 2008, we owed TTL approximately $45,000 and $60,000, respectively.

Archon Group, LP, or Archon, is an affiliate of Goldman Sachs which provides various services to us such as construction management, cash management and insurance brokers.  We expensed fees of approximately $35,000 for the three months ended September 30, 2009 compared to $6,000 for the three months ended September 30, 2008. We expensed fees of approximately $73,000 for the nine months ended September 30, 2009 compared to $20,000 for the combined nine months ended September 30, 2008. As of September 30, 2009 and December 31, 2008, we owed Archon approximately $0 and $3,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories.  Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in.  If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $11,400 for the three months ended September 30, 2009 and $23,000 for the nine months ended September 30, 2009.  As of September 30, 2009 and December 31, 2008, we owed Nor1 $3,800 and $0, respectively.

We follow a related party transaction approval policy for reviewing related person transactions. These procedures are intended to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

Note 4.  Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, Goodwill and Other Intangible Assets.

The Company’s finite-lived acquired intangible assets include its player loyalty plan.  The Company’s infinite-lived acquired intangible assets include its trade names.  Acquired assets are recorded at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

As of September 30, 2009 and December 31, 2008, respectively, we had the following intangible assets.

		(In thousands)
		September 30, 2009 (Successor)			December 31, 2008 (Successor)
			(Unaudited)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(2,358)	$5,092	$7,450	$(1,242)	$6,208

Non-amortizing intangible assets:
Trade Name				$24,910			$24,910
				$30,002			$31,118

In connection with the Acquisition we recorded approximately $7.0 million in goodwill. Upon completion of our 2008 annual impairment tests of goodwill and indefinite-lived intangible assets the entire goodwill balance of $7.0 was impaired and written off.

Note 5. Debt

Long-term debt and capital lease obligations consist of the following.

	As of	As of
	September 30, 2009	December 31, 2008
	(In thousands)
	(Unaudited)
Goldman Term Loans and related mezzanine financings,
due March 11, 2010, interest at a 3% margin above
LIBOR (restructured June 25, 2009)	$-	$1,108,000
2014 Term Loans due June 9, 2014, interest at
a 10% margin above LIBOR, with a 2.5% LIBOR floor
(paid in full August 14, 2009)	-	-
11% Senior Secured Notes due June 15, 2014	375,000	-
Unamortized discount	(24,529)	-
Capital lease obligations	2,511	1,810
Total long-term debt and capital lease obligations	352,982	1,109,810
Less current portion of capital lease obligations	255	861
Total long-term debt and capital lease obligations, net	$352,727	$1,108,949

Senior Secured Notes

 On August 14, 2009, the Issuers issued the Senior Secured Notes. The Senior Secured Notes were issued pursuant to the Indenture. The Senior Secured Notes mature on June 15, 2014. The Senior Secured Notes bear interest at a rate of 11% per annum. Interest on the Senior Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009. The obligations under the Senior Secured Notes are jointly, severally and unconditionally guaranteed by all of the subsidiaries of ACEP other than ACEP Finance and will be so guaranteed by any of our future domestic subsidiaries of ACEP, subject to certain exceptions.

In accordance with positions established by the SEC, separate information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries is less than 3% of ACEP’s consolidated amounts.

The gross proceeds from the issuance of the Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans.  Upon such payment, the remaining balance of the 2014 Term Loans was forgiven by GSMC.

On or after June 15, 2012, the Issuers may redeem all or a part of the Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, the Issuers may, on one or more than one occasion, redeem some or all of the Senior Secured Notes at any time at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, the Issuers may also redeem up to 35% of the aggregate principal amount of Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof , plus accrued and unpaid interest to the applicable redemption date.  The Issuers may, not more than once in any 12-month period ending on June 15, 2010, 2011 and 2012, redeem up to 5% of the original aggregate principal amount of the Senior Secured Notes at a redemption price equal to 102% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date.

If certain change of control events occur as specified in the Indenture, the Issuers must offer to repurchase the Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest to the applicable repurchase date.

If ACEP or its subsidiaries sell assets under circumstances or experience events of loss, the Issuers must offer to repurchase the Senior Secured Notes at a repurchase price equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest to the date of purchase, prepayment or redemption, as the case may be.

We are bound by certain covenants contained and defined in our Indenture that requires us to file quarterly and annual reports, and among other things, restricts our ability to:

•	declare or pay dividends and distributions on our equity interests, purchase, redeem, or otherwise retire for value any equity interest, make payments on debt, or make investments;

•	incur indebtedness or issue preferred stock;

•	sell, create liens, or otherwise encumber our assets or equity interests; and

•	enter into transactions with affiliates.

These covenants contained in our Indenture are subject to a number of important limitations and exceptions.

The Indenture provides for events of default, including, but not limited to, cross defaults to certain other debt of ACEP and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Secured Notes will become due and payable immediately without further action or notice. Management believes that we are in compliance with the provisions of our Indenture as of the date of this filing.

In connection with the redemption of the 2014 Term Loans we terminated all the cash management agreements that we were required to maintain.  Accordingly, the amounts recorded as restricted cash related to the cash management agreement have been released and are now included in our cash balance on the condensed consolidated balance sheet.

2014 Term Loans

On June 25, 2009, we closed the restructuring of the Goldman Term Loans.  In connection with the restructuring, (i) Holdings paid GSMC $165 million as a repayment of the Goldman Term Loans; (ii) Holdings agreed to issue a 22% membership interest in Holdings to an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into the 2014 Term Loans with GSMC evidencing a loan with an aggregate principal amount of $350 million; and (iv) GSMC agreed to terminate the Goldman Term Loans.

ACEP and certain of its wholly-owned indirect subsidiaries were co-borrowers and were jointly and severally liable under the 2014 Term Loans.  The 2014 Term Loans had a term of five years and an annual interest rate of LIBOR (with a LIBOR floor of 2.5%) plus 10.00%.  The 2014 Term Loans were guaranteed by all our subsidiaries and were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

In connection with the restructure, we are required to account for the transaction under FASB ASC 470-60, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  As a result, we presented our restructured debt obligation on the balance sheet as of June 30, 2009 in the amount of $571.8 million, the FASB ASC 470-60 Liability, which was the sum of $350 million, the Note Amount, and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%.  In accordance with FASB ASC 470-60, we increased our Members’ Equity by the difference between the Goldman Term Loans and the FASB ASC 470-60 Liability less the closing costs and expenses paid in connection with the restructure.  Due to the related party nature of the transaction, the difference was credited directly to Members’ Equity and had no impact on the statement of operations.  All interest payments were accounted for as a reduction to the outstanding balance of the FASB ASC 470-60 Liability.  As a result, we did not report any interest expense related to the 2014 Term Loans on our condensed consolidated statement of operations.

The restructuring of the Goldman Term Loans is expected to result in the recognition of a significant amount of cancellation of indebtedness taxable income by our owners.  However, there is no current plan for us to make tax distributions in respect of such income and the terms of the Senior Secured Notes restricts our ability to make any such tax distributions.

The gross proceeds from the issuance of the Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans.  Upon such payment, the remaining balance of the 2014 Term Loans was forgiven by GSMC.

Goldman Term Loans

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, which were amended on June 13, 2008, from Goldman Sachs Commercial Mortgage Capital, L.P., or the Lender, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options.  Interest was due and payable monthly at a blended annual interest rate of LIBOR (0.25% at September 30, 2009) plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term.    In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%.    The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.  The Goldman Term Loans were satisfied by the restructuring related to the 2014 Term Loans.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  The Issuers issued the Senior Secured Notes on August 14, 2009.  The estimated fair value of the Senior Secured Notes was approximately $333.8 million as of September 30, 2009.

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

These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: the size of our indebtedness, our indebtedness' effect on our business, the adverse effect of government regulation and other matters affecting the gaming industry, increased operating costs of our properties, increased competition in the gaming industry, adverse effects of economic downturns and terrorism, our failure to make necessary capital expenditures, increased costs associated with our growth strategy, the loss of key personnel, risks associated with geographical market concentration, our failure to satisfy our working capital needs from operations or our indebtedness, our inability to raise additional money, our dependence on water, energy and technology services, adverse effects of increasing energy costs, and the availability of and costs associated with potential sources of financing.

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2009 (SEC File No. 000-52975), and Item 1A of our quarterly report on Form 10-Q, filed with the SEC on August 3, 2009 (SEC File No. 000-52975).

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

We believe that the Stratosphere is one of the most recognizable landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel by number of rooms in Laughlin.  Each of our properties offers customers a value-oriented experience by providing what we believe are competitive odds in our casinos, quality rooms in our hotels, high-quality dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions.  We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties despite the challenging economic environment we currently face.

The following table provides certain summary information for each of our properties for the three and nine months ended September 30, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Win per unit-Slots
Stratosphere	$85.89	$106.24	$99.38	$113.46
Decatur	109.70	122.89	116.59	128.46
Boulder	73.21	93.90	80.13	99.46
Aquarius	111.75	144.80	123.77	153.69
Consolidated	$96.49	$118.12	$106.43	$124.82

Win per unit-Tables
Stratosphere	$759.75	$974.61	$810.59	$997.75
Decatur	543.48	507.25	549.45	559.61
Boulder	362.32	407.61	411.52	433.10
Aquarius	556.76	669.16	584.38	660.10
Consolidated	$628.87	$745.45	$660.64	$753.26

Average Daily Room Rate
Stratosphere	$43.77	$57.42	$44.99	$65.47
Decatur	47.52	47.62	49.52	52.06
Boulder	36.40	44.69	37.80	49.62
Aquarius	48.07	39.46	45.91	38.14
Consolidated	$44.75	$50.70	$45.08	$55.20

Hotel Occupancy Rate
Stratosphere	93.2%	97.1%	93.0%	95.7%
Decatur	44.7%	90.2%	51.8%	85.7%
Boulder	42.2%	69.7%	51.4%	73.5%
Aquarius	46.9%	65.1%	46.3%	68.0%
Consolidated	69.5%	82.6%	70.1%	83.1%

Net Revenue ($ in millions)
Stratosphere	$41.8	$49.2	$126.2	$152.1
Decatur	15.2	18.7	50.0	59.3
Boulder	8.8	11.5	30.0	38.2
Aquarius	21.9	26.2	69.3	80.8
Consolidated	$87.7	$105.6	$275.5	$330.4

We use certain key measurements to evaluate operating revenues.  Casino revenue measurements include “table games drop,” “keno write” and “slot coin in,” which are measures of the total amounts wagered by patrons.  Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues.  Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price, net of fees, of occupied rooms per day.  Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” prescribes the conditions for use of non-GAAP financial information in public disclosures. We believe that our presentation of EBITDA and Adjusted EBITDA is an important supplemental measure of our operating performance to investors. EBITDA is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision making. Adjusted EBITDA is among the more significant factors in management’s internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures will be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects adjustments for gain/loss on the disposition of assets and expenses associated with the 2008 Acquisition.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities.  A substantial portion of our revenue is generated from our gaming operations; more specifically slot play (including video poker).  The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

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

The year-over-year decrease in visitor volume, average daily room rate, and hotel occupancy has continued in 2009.  For the nine month period ended September 30, 2009, the LVCVA reported visitor volume decreased approximately 4.7%, average daily room rate decreased approximately 24.7% and hotel occupancy decreased approximately 5.5% compared to the same period in 2008.  The year-over-year decline in hotel occupancy has resulted in reduced average daily room rates and increased promotional activities as operators have tried to fill rooms.

Las Vegas is a significant destination for trade shows. According to the LVCVA, the number of trade show and convention attendees in Las Vegas increased from approximately 3.3 million in 1998 to 5.9 million in 2008, representing a compound annual growth rate of 6.0%.  Trade show and convention attendees spent approximately $8.5 billion in Las Vegas in 2008.  For the nine months ended September 30, 2009, meetings held declined by 18.2% and convention attendance declined by approximately 1.3 million people, or 27.1% compared to the same period ended in 2008.

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

For the nine month period ended September 30, 2009, the LVCVA reported that Clark County gaming revenue decreased 12.0% compared to the same period in 2008.

Based on projects that have opened or were under construction as of June 5, 2009, the LVCVA projects room inventory will reach 149,279 by the end of 2009 and 156,698 by the end of 2010  Currently there are no projects scheduled to open after 2010.  Assuming all of the rooms are completed, room inventory will increase at a compound average growth rate of 5.6% from the end of 2008 to 2010 compared to the 2.5% growth rate from 1998 to 2008.  Construction on approximately 3,800 rooms scheduled to open in 2010 on the Las Vegas Strip has stopped and opening of those rooms may be delayed.

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

The Las Vegas economy has been relatively weak during 2008 and 2009.  In September 2009, Las Vegas unemployment increased to 13.9% compared to 9.8% nationally.  From 2007 to 2008, Las Vegas experienced a 0.5% decrease in population, likely the result of the combined economic factors of the local housing crisis and increased foreclosures.  Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

Laughlin, Nevada is located approximately 98 miles south of Las Vegas on the Colorado River at the southern end of the state and has an estimated 2008 population of 8,843 people according to the Clark County Department of Comprehensive Planning.  Bullhead City, Arizona, is directly across the river.  According to the U.S. Department of Commerce Census Division, Bullhead City’s 2008 estimated population is 40,868.  Bullhead City is located in Mohave County, which has a population of approximately 204,000.  Additionally, Laughlin draws visitors from Phoenix, Arizona (230 miles), Los Angeles (290 miles) and San Diego, California (350 miles).

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

Like Las Vegas, much of the year-over-year decrease in occupancy in Laughlin occurred from June to December with an average monthly year-over-year decline of 4.7%.  The fourth quarter incurred the largest decline.  From October through December, year-over-year visitor volume decreased 10.5%, 11.0%, and 12.2%, respectively, and hotel occupancy and gaming revenue followed.

The year-over-year decrease in visitor volume, average daily room rate, and hotel occupancy has continued in 2009.  For the nine month period ended September 30, 2009, the LVCVA reported visitor volume decreased approximately 10.1%, average daily room rate decreased approximately 3.5% and hotel occupancy decreased approximately 2.0% compared to the same period in 2008.

Debt Restructuring

 On August 14, 2009, the Issuers issued the Senior Secured Notes. The Senior Secured Notes were issued pursuant to the Indenture.  The Senior Secured Notes mature on June 15, 2014. The Senior Secured Notes bear interest at a rate of 11% per annum. Interest on the Senior Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009. The obligations under the Senior Secured Notes are jointly, severally and unconditionally guaranteed, by all of the subsidiaries of ACEP other than ACEP Finance and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions. The gross proceeds from the issuance of the Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans.  Upon such payment, the remaining balance of approximately $38.8 million was forgiven by GSMC. Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the Senior Secured Notes was credited directly to Members’ Equity.

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans.  In connection with the restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was used to repay a portion of the Goldman Term Loans and $35 million of which was contributed to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing the 2014 Term Loans, (iii) Holdings agreed to issue an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

In connection with the restructure, we are required to account for the transaction under the provisions of FASB ASC 470-60, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  As a result, we have presented our restructured debt obligation on the balance sheet as of June 30, 2009 in the amount of $571.8 million (the FASB ASC 470-60 Liability), which is the sum of $350 million (the Note Amount) and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%.  In accordance with FASB ASC 470-60, we have increased our Members’ Equity by the difference between the Goldman Term Loans and the FASB ASC 470-60 Liability less the closing costs and expenses paid in connection with the restructure. Due to the related party nature of the transaction, the difference of $522.3 million was credited directly to Members’ Equity and had no impact on the statement of operations.  All interest payments were accounted for as a reduction of the outstanding balance of the FASB ASC 470-60 Liability.  As a result, we did not report any interest expense related to the 2014 Term Loans on our statement of operations.  On August 14, 2009, the 2014 Term Loans was repaid with the proceeds of the Senior Secure Notes.

Results of Operations

As discussed in Note 2 to our condensed consolidated financial statements, our financial data for the nine months ended September 30, 2008 are divided into predecessor and successor periods. The data for these periods that are presented and discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are on a combined basis.

Cost Savings Initiatives

During the fourth quarter of 2008 and into 2009, we increased our focus on cost savings across our corporate and property operations.  We have evaluated our staffing levels, implemented changes to our scheduling and benefits, and eliminated certain positions.  As of September 30, 2009, we decreased our Full-Time Equivalent staff 14.8% to 3,647 compared to 4,282 as of September 30, 2008.  As a result, our total labor cost for the three month period ended September 30, 2009 decreased 11.1% to $40.8 million from $45.9 million in the three month period ended September 30, 2008 we have cut back or eliminated marketing and promotional programs that were unprofitable.  As a result, we have decreased promotional allowances to 6.2% of gross revenues for the three months ended September 30, 2009 from 9.3% in three months ended September 30, 2008.  In addition, we have worked diligently to find savings across all areas of the organization.  For the three-month period ended September 30, 2009 our general operating expenses, exclusive of cost of goods sold and labor, decreased 22.2% to $25.2 million from $32.4 million for the three months ended September 30, 2008.  We believe our cost saving initiatives will continue to benefit us through the rest of 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table highlights the results of our operations (dollars in millions):

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Income Statement Data:
Revenues:
Casino	$50.1	$63.0
Hotel	15.3	19.8
Food and beverage	18.7	22.5
Tower, retail and other	9.4	11.1
Gross revenues	93.5	116.4
Less promotional allowances	5.8	10.8
Net revenues	87.7	105.6

Costs and expenses:
Casino	16.9	21.3
Hotel	9.2	8.8
Food and beverage	15.6	16.7
Other operating expenses	3.4	4.6
Selling, general and administrative	28.3	36.0
Depreciation and amortization	10.4	9.2
Total costs and expenses	83.8	96.6
Income from operations	$3.9	$9.0

EBITDA and Adjusted EBITDA Reconciliation:
Net loss	$(1.8)	$(7.9)
Benefit for income taxes	-	-
Interest income	-	(0.3)
Interest expense	5.7	17.2
Depreciation and amortization	10.4	9.2
EBITDA	14.3	18.2
Loss on sale of assets	-	0.3
Acqusition related adjustments	-	0.2
Adjusted EBITDA	$14.3	$18.7

Consolidated gross revenues decreased 19.7% to $93.5 million for the three months ended September 30, 2009 from $116.4 million for the three months ended September 30, 2008.  The decrease in gross revenues for the period was due primarily to an overall decrease in gaming, hotel and food & beverage revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies that has continued in 2009.  Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.  In addition, the high level of unemployment and declining real estate values in Clark County, Nevada has had a significant negative impact on our properties which cater to local customers.

Consolidated income from operations decreased 56.7% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above.  As a result, our consolidated operating margin decreased to 4.4% for the three months ended September 30, 2009 from 8.5% for the three months ended September 30, 2008.  Due primarily to the decrease in revenues as discussed above, EBITDA and Adjusted EBITDA decreased 21.4% and 23.5% respectively for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Casino

Casino revenue consists of revenue from slot play, table games, race and sports book, bingo and keno.  Casino revenues decreased 20.5% to $50.1 million for the three months ended September 30, 2009 from $63.0 million for the three months ended September 30, 2008.  The decrease in casino revenues is primarily due to the general economic slowdown discussed above. Revenue from slot play decreased 21.4% during the three months ended September 30, 2009 as compared to the same period in 2008 due to a 23.5% decrease in coin in.  The decrease in coin in is due in large part to decreased customer visits and average spend per customer and a 28.1% reduction in slot free play issued by us to customers for the three months ended September 30, 2009 compared to the same period in 2008.  Revenue from table games decreased 19.5% for the three months ended September 30, 2009 compared to the same period in 2008 due to a 26.0% decrease in drop.  Other casino revenues increased 6.3% for the three months ended September 30, 2009 compared to the same period in 2008 due to a 41.7% increase in race and sports book revenues.  Our race and sports book hold increased to 9.7% for the three months ended September 30, 2009 compared to a hold of 4.3% for the three months ended September 30, 2008. Casino expenses decreased 20.7% to $16.9 million for the three months ended September 30, 2009, from $21.3 million for the three months ended September 30, 2008.  This was primarily due to a reduction in labor costs, participation expenses, decreased revenue taxes and overall efficiency efforts.   Participation expenses consist of fees paid to game owners for use of their games. As a result of our efficiency initiatives, our casino operating margin increased slightly to 66.3% for the three months ended September 30, 2009 as compared to 66.2% for the three months ended September 30, 2008.

Hotel

Hotel revenues decreased 22.7% to $15.3 million for the three months ended September 30, 2009 from $19.8 million for the three months ended September 30, 2008.  The decrease in revenues is the result of a decrease in room occupancy to 69.5% for the three months ended September 30, 2009 as compared to 82.6% for the three months ended September 30, 2008 and an 11.7% decrease in average daily room rate for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The decrease in both occupancy and average daily room rate across our properties is primarily a result of sharp decreases in rates across our markets and our increased reliance on wholesale room sales, which are primarily generated on the internet.  Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 73.2% and our cash room sales decreased 16.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Our hotel expenses increased 4.5% to $9.2 million for the three months ended September 30, 2009, from $8.8 million for the three months ended September 30, 2008.  This increase was primarily due to 55.0% increase in commissions paid for wholesale room sales and increased repair & maintenance expenses.  The Stratosphere, which accounts for 50% of our 4,912 rooms, has maintained occupancy of 93.2% for the three months ended September 30, 2009 compared to 97.1% for the three months ended September 30, 2008.  Due to the relatively stable occupancy at Stratosphere and the need to maintain guest service, we have not reduced our hotel expenses year-over-year at Stratosphere.  Due primarily to the decline in revenues discussed above, our Hotel operating margin decreased to 39.9% for the three months ended September 30, 2009 as compared to 55.6% for the three months ended September 30, 2008.

Food and Beverage

Food and beverage revenues decreased 16.9% to $18.7 million for the three months ended September 30, 2009 from $22.5 million for the three months ended September 30, 2008. Food covers for the three month period ended September 30, 2009 decreased 13.1% compared to the three months ended September 30, 2008.  Average revenue per cover for the three months ended September 30, 2009 fell 4.4% compared to the three months ended September 30, 2008.  Most responsible for the decline in revenues were complimentary revenues.  Food and beverage complimentary revenues decreased 40.0% and 28.0% respectively for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Our food and beverage expenses decreased 6.6% to $15.6 million for the three months ended September 30, 2009 as compared to $16.7 million for the three months ended September 30, 2008 due to an overall decrease in our Food and beverage costs, payroll and expenses related to the number of covers.   As a result, our food and beverage operating margin decreased to 16.6% for the three months ended September 30, 2009 as compared to 25.8% for the three months ended September 30, 2008.

Tower, Retail and Other

Tower, retail and other revenues decreased 15.3% to $9.4 million for the three months ended September 30, 2009, compared to $11.1 million for the three months ended September 30, 2008.  This decrease was due to reduced showroom occupancy to 53.6% for the three months ended September 30, 2009 compared to 59.8% the three months ended September 30, 2008 at Stratosphere and an 85.7% decrease in the number of special events at Aquarius. In addition, we discontinued our Turn-A-Twenty-Promotion at the Aquarius, which resulted in a $145,000 reduction in revenues.  Revenue from admissions and rides in our Tower were $5.1 million for both the three months ended September 30, 2009 the three months ended September 30, 2008.  Retail revenues decreased 30.8% to $1.8 million for the three months ended September 30, 2009 compared to $2.6 million for the three months ended September 30, 2008 due to higher tenant vacancies, rent concessions and the Consolidated Resorts bankruptcy.  We recorded no revenue from Consolidated Resorts for the three months ended September 30, 2009 compared to approximately $383,000 in revenue for the three months ended September 30, 2008.  Other operating expenses decreased 26.1% to $3.4 million for the three months ended September 30, 2009, compared to $4.6 million for the three months ended September 30, 2008.  This decrease was due to lower payroll, entertainer fees and equipment rental expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs.  As a percentage of gross revenues, promotional allowances decreased to 6.2% for the three months ended September 30, 2009 and from 9.3% for the three months ended September 30, 2008.  This decrease was primarily due to our focus on the profitability of our promotions.  As a result, fewer casino patrons were provided complimentary food and beverage, hotel rooms and show tickets, particularly at the Aquarius and the Stratosphere, under such programs.

Selling, General and Administrative

Selling, General and Administrative, or SG&A, expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses.  These expenses decreased 21.4% to $28.3 million for the three months ended September 30, 2009, from $36.0 million for the three months ended September 30, 2008.  This decrease was primarily due to lower labor costs, general supplies expenses and marketing related expenses.  Primarily due to the decline in expenses, SG&A decreased to 30.3% of gross revenues for the three months ended September 30, 2009 as compared to 30.9% for the three months ended September 30, 2008.

Interest Expense

Interest expense decreased 66.9% to $5.7 million for the three months ended September 30, 2009, from $17.2 million for the three months ended September 30, 2008.  The decrease was due to lower LIBOR rates compared to the three months ended September 30, 2008, the restructuring of the Goldman Term Loans and recording no interest expense for the 2014 Term Loans.  Interest payments totaling $6.2 million for the 2014 Term Loans were recorded as a reduction to long term debt on the balance sheet.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 (combined)

The following table highlights the results of our operations (dollars in millions):

	Successor		Predecessor
		Period from	Period from
	Nine Months	February 21, 2008	January 1, 2008
	Ended	Through	Through
	September 30, 2009	September 30, 2008	February 20, 2008
Income Statement Data:
Revenues:
Casino	$165.4	$162.3	$36.5
Hotel	46.5	53.2	11.6
Food and beverage	56.9	57.0	12.4
Tower, retail and other	26.7	24.8	4.7
Gross revenues	295.5	297.3	65.2
Less promotional allowances	20.0	26.5	5.6
Net revenues	275.5	270.8	59.6

Costs and expenses:
Casino	53.4	52.6	12.4
Hotel	26.5	21.4	4.7
Food and beverage	45.4	41.2	9.2
Other operating expenses	10.5	11.5	2.3
Selling, general and administrative	84.8	84.7	18.5
Depreciation and amortization	30.8	21.5	5.0
Total costs and expenses	251.4	232.9	52.1
Income from operations	$24.1	$37.9	$7.5

EBITDA and Adjusted EBITDA Reconciliation:
Net loss	$(4.2)	$(4.9)	$(5.5)
Benefit for income taxes	-	-	(2.9)
Interest income	(0.1)	(0.7)	(0.3)
Interest expense	28.4	43.5	2.6
Depreciation and amortization	30.8	21.5	5.0
EBITDA	54.9	59.4	(1.1)
Loss on early extinguishment of debt	-	-	13.6
Loss on sale of assets	0.6	0.3	-
Acqusition related adjustments	-	0.6	0.9
Adjusted EBITDA	$55.5	$60.3	$13.4

The results for the nine months ended September 30, 2008, which we refer to as “Combined”, represents the period January 1, 2008 through February 20, 2008 (Predecessor) and the period February 21, 2008 through September 30, 2008 (Successor). The use of the Predecessor and Successor periods was necessitated by the Acquisition of ACEP on February 20, 2008.  The acquisition of ACEP did not materially effect the company’s operations with the exceptions of interest and depreciation and amortization expenses.  The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008.  Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for the nine months ended September 30, 2008 to our results for the nine months ended September 30, 2009.

Consolidated gross revenues decreased 18.5% to $295.5 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008.  The decrease in gross revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies that has continued in 2009.  Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.  In addition, the high level of unemployment and declining real estate values in Clark County, Nevada has had a significant negative impact on our properties which cater to local customers.

Consolidated income from operations decreased 46.9% for the nine months ended September 30, 2009 as compared to the Combined nine months ended September 30, 2008.  The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above.  As a result, our consolidated operating margin decreased to 8.7% for the nine months ended September 30, 2009 from 13.7% for the Combined nine months ended September 30, 2008.  Due primarily to the decrease in revenues as discussed above, EBITDA and Adjusted EBITDA decreased 5.8% and 12.9% respectively for the nine months ended September 30, 2009 as compared to the Combined nine months ended September 30, 2008.

Casino

Casino revenue consists of revenue from slot play, table games, race and sports book, bingo and keno.  Casino revenues decreased 16.8% to $165.4 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008.  Revenue from slot play decreased 16.8% during the nine months ended September 30, 2009 as compared to the Combined nine months ended September 30, 2008 due to a 20.2% decline in coin in.  The decrease in coin in is due in large part to decreased customer visits and average spend per customer and a 23.8% reduction in slot free play issued by us to customers for the nine months ended September 30, 2009 compared to the same period in 2008.  Revenue from table games decreased 19.6% during the nine months ended September 30, 2009 as compared to the Combined nine months ended September 30, 2008 due to a 25.8% decline in drop.  Other gaming revenue declined 4.8% for the nine months ended September 30, 2009 compared to the Combined nine months ended September 30, 2008. Our race and sports book revenues increased 15.0% and hold increased to 10.4% for the nine months ended September 30, 2009 compared to a hold of 5.9% for the Combined nine months ended September 30, 2008.   Keno revenues declined 28.5% for the nine months ended September 30, 2009 compared to the Combined nine months ended September 30, 2008 due to a 34.7% decline in write.  Casino expenses decreased 17.8% to $53.4 million for the nine months ended September 30, 2009, from the amount for the Combined nine months ended September 30, 2008.  This was primarily due to a reduction in labor costs, participation expenses, decreased revenue taxes and overall efficiency efforts.   Participation expenses consist of fees paid to game owners for use of their games. As a result of our efficiency initiatives, our casino operating margin increased to 67.7% for the nine months ended September 30, 2009 as compared to 67.3% for the Combined nine months ended September 30, 2008.

Hotel

Hotel revenues decreased 28.4% to $46.5 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008.  The decrease in revenues is the result of a decrease in room occupancy to 70.1% for the nine months ended September 30, 2009 as compared to 83.1% for the Combined nine months ended September 30, 2008 and a 18.3% decrease in average daily room rate for the nine months ended September 30, 2009 compared to the Combined nine months ended September 30, 2008.  The decrease in both occupancy and average daily room rate across our properties is primarily a result of sharp decreases in rates across our markets, a slight increase in Las Vegas citywide room inventories, lower numbers of invited casino guests and an increased reliance on wholesale room sales.  Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 61.4% and our cash room sales decreased 26.5% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.   Our Hotel expenses increased 1.5% to $26.5 million for the nine months ended September 30, 2009, compared to the amount for the Combined nine months ended September 30, 2008.  The increase was primarily due to a 98.9% increase in commissions paid for wholesale room sales and higher repair and maintenance expenses.  The Stratosphere, which accounts for 50% of our 4,912 rooms, has maintained occupancy of 93.0% for the nine months ended September 30, 2009 compared to 95.7% for the Combined nine months ended September 30, 2008.  Due to the relatively stable occupancy and the need to maintain guest service, we have not reduced our hotel expenses year-over-year significantly at Stratosphere.  Due to the decline in revenues, our Hotel operating margin decreased to 43.0% for the nine months ended September 30, 2009 as compared to 59.8% for the Combined nine months ended September 30, 2008.

Food and Beverage

Food and beverage revenues decreased 17.9% to $56.9 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008.  The decline in revenues was driven largely by the reduction in food and beverage promotions offered to our gaming customers.  Food covers and beverage covers for the nine month period ended September 30, 2009 decreased 16.4% and 14.8%, respectively, compared to the Combined nine months ended September 30, 2008.  Average revenue per cover for the nine month period ended September 30, 2009 declined 1.9% compared to the Combined nine months ended September 30, 2008.  Our food and beverage expenses decreased 9.9% to $45.4 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008 due to an overall decrease in our food and beverage costs and payroll and related expenses.   As a result, our food and beverage operating margin decreased to 20.2% for the nine months ended September 30, 2009 as compared to 27.3% for the Combined nine months ended September 30, 2008.

Tower, Retail and Other

Tower, retail and other revenues decreased 9.5% to $26.7 million for the nine months ended September 30, 2009, compared to the amount for the Combined nine months ended September 30, 2008.  This decrease was due to reduced showroom occupancy to 50.5% for the nine months ended September 30, 2009 compared to 66.5% for the Combined nine months ended September 30, 2008 at Stratosphere and a 65.0% decrease in the number of special events at Aquarius, decreased telephone and commission revenues and the discontinuance our Turn-A-Twenty-Promotion at the Aquarius, which resulted in a $451,000 reduction in revenues.  Revenue from admissions and rides in our Tower increased 3.1% to $13.1 million for the nine months ended September 30, 2009 compared the amount for the Combined nine months ended September 30, 2008 due to a 3.4% increase in Tower guests.  Retail revenues decreased 14.3% to $6.0 million for the nine months ended September 30, 2009 compared to the amount for the Combined nine months ended September 30, 2008 due to higher tenant vacancies and rent concessions at the Stratosphere and Aquarius and lower customer levels at Arizona Charlie’s Decatur and Boulder.  Other operating expenses decreased 23.9% to $10.5 million for the nine months ended September 30, 2009 from the amount for the Combined nine months ended September 30, 2008, due to decreased entertainer fee expenses and reduced equipment rental expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs.  As a percentage of gross revenues, promotional allowances decreased to 6.8% for the Nine months ended September 30, 2009 from 8.9% for the Combined nine months ended September 30, 2008.  This decrease was primarily due to our focus on the profitability of our promotions.  As a result, fewer casino patrons were provided complimentary food and beverage, hotel rooms and show tickets, particularly at the Aquarius and the Stratosphere, under such programs.

Selling, General and Administrative

Selling, General and Administrative, or SG&A, expenses were primarily comprised of payroll and related expenses, utilities, marketing, advertising, maintenance contracts, property taxes and other administrative expenses.  These expenses decreased 17.8% to $84.8 million for the nine months ended September 30, 2009, from the amount for the Combined nine months ended September 30, 2008.  This decrease was primarily due to lower labor costs, marketing related expenses, utilities, bad debt expenses and insurance expenses.  Primarily due to the decline in revenues, SG&A increased slightly to 28.7% of gross revenues for the nine months ended September 30, 2009 as compared to 28.5% for the Combined nine months ended September 30, 2008.

Interest Expense

Interest expense decreased 38.4% to $28.4 million for the nine months ended September 30, 2009, from the amount for the Combined nine months ended September 30, 2008.  The decrease was primarily due to lower LIBOR rates compared to the Combined nine months ended September 30, 2008, restructuring of the Goldman Term Loans and recording no interest expense for the 2014 Term Loans.  Interest payments totaling $6.2 million for the 2014 Term Loans were recorded as a reduction to long term debt on the balance sheet.

Financial Condition

Liquidity and Capital Resources

Since the Acquisition, our primary use of cash has been significantly driven by the financing needs of the Acquisition and our debt.  The Goldman Term Loans included cash that was escrowed to and from specific reserve accounts and requirements for us to set up and maintain reserve accounts.  Accordingly, our primary source of cash was from the operation of our properties and restricted cash escrowed upon funding the Goldman Term Loans.

In connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion pursuant to the Goldman Term Loans.  On June 25, 2009, we closed the restructuring of the Goldman Term Loans and the reduction of the $1.1 billion Goldman Term Loans.  As part of the restructuring, (i) Holdings paid  GSMC $165 million to repay  a portion of the Goldman Term Loans; (ii) Holdings agreed to issue a 22% membership interest in Holdings to MTGLQ Investors, L.P., an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the2014 Term Loans; (iv) ACEP received $35 million in cash from Holdings; and (vi) GSMC agreed to terminate the remaining Goldman Term Loans.  On August 14, 2009, the Issuers issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014 the gross proceeds of which were used to repay a portion of the principal balance of the 2014 Term Loans.  The remaining balance of the 2014 Term Loans were forgiven by GSMC. At September 30, 2009, we had unrestricted cash and cash equivalents of $108.0 million.

Our capital spending was approximately $10.5 million (including approximately $1.0 million in non-cash items) and $25.5 million for the nine months ended September 30, 2009 and the combined nine months ended September 30, 2008, respectively.  During the nine months ended September 30, 2009, we spent approximately $1.7 million on slot machine replacements and conversions, $520,000 to upgrade our information technology, $2.5 million to improve our facilities, and approximately $4.3 million on our hotels, including approximately $3.2 million on the pools at Aquarius and Stratosphere, $286,000 to renovate suites at Stratosphere, and $607,000 to replace our phone switches and consolidate our PBX function.

Our total forecasted capital expenditures for 2009 are approximately $16.0 million. Our planned capital expenditures for 2009 are significantly less than in comparable periods in 2008 due to the completion of renovations at the Aquarius.

We are currently completing our capital expenditure budget for 2010.  At this time we have identified approximately $22.3 million in capital expenditures that may be completed in 2010.  This amount includes approximately $2.5 million to complete the amusement ride at Stratosphere, $4.1 million to upgrade to a digital surveillance system, and approximately $4.5 million to complete improvements to our Stratosphere facilities that began in 2009.  In addition to the $22.3 million in capital expenditures, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

Our current interest expense is approximately $3.5 million per month.  We pay interest on our Senior Secured Notes semi-annually and we will pay approximately $14.1 million in interest on the notes on December 15, 2009.  After that payment, we will make payments on every June 15 and December 15 of approximately $20.9 million until maturity.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months.  However, our ability to fund our operations, make payments on our debt, and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2009 (SEC File No. 000-52975), and Item 1A of our quarterly report on Form 10-Q, filed with the SEC on August 3, 2009 (SEC File No. 000-52975)..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board issued FASB ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted FASB ASC 855 as of June 30, 2009, which was the required effective date.  The Company evaluated its September 30, 2009 financial statements for subsequent events through November 10, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB ASC 805, Business Combinations.  FASB ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. FASB ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FASB ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FASB ASC 805 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The implementation of FASB ASC 810-10-65 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. All of our long-term debt is subject to fixed rates.

For the nine months ended September 30, 2009, we incurred approximately $28.4 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2009 (SEC File No. 000-52975), and Item 1A of our quarterly report on Form 10-Q, filed with the SEC on August 3, 2009 (SEC File No. 000-52975). There were no material changes to those risk factors during the nine months ended September 30, 2009.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

Date: November 13, 2009	By:	/s/ Edward W. Martin, III
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