Form 10-K/A
period 2008-12-31
American Casino & Entertainment Properties LLC
filed 2009-12-11
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to revise Part II, Items 6 through 8 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2009. Accordingly, Part II, Items 6 through 8, on the Form 10-K are hereby amended along with the cover page.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 hereof.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Years Ended December 31,
			2007	2006	2005	2004
	(In Thousands, Except Ratios)
Income Statement Data:
Revenues:
Casino	$219,956	$36,539	$265,138	$220,814	$182,939	$167,972
Hotel	69,483	11,683	88,242	75,587	61,861	54,653
Food and beverage	77,230	12,354	91,160	83,667	70,060	66,953
Tower, retail and other	34,179	4,651	40,074	35,912	35,413	33,778
Gross revenues	400,848	65,227	484,614	415,980	350,273	323,356
Less promotional allowances	36,097	5,608	40,406	30,281	22,291	23,375
Net revenues	364,751	59,619	444,208	385,699	327,982	299,981
Costs and expenses:
Casino	72,498	12,363	87,984	80,060	63,216	61,985
Hotel	29,406	4,682	35,396	33,419	26,957	24,272
Food and beverage	56,770	9,183	68,398	60,052	51,784	48,495
Other operating expenses	15,337	2,341	17,943	16,856	15,372	14,035
Selling, general and administrative	113,786	18,511	126,008	107,073	81,321	78,720
Depreciation and amortization	31,288	5,062	36,034	28,620	23,305	23,516
Pre-opening costs	—	—	—	1,904	—	—
(Gain) loss on sale of assets	875	—	8	239	(25)	96
Management fee – related party	2,578	—	—	—	—	—
Impairment of assets	11,894	—	—	—	—	—
Total costs and expenses	334,432	52,142	371,771	328,223	261,930	251,119
Income from operations	30,319	7,477	72,437	57,476	66,052	48,862
Other income (expense):
Loss on early extinguishment of debt	—	(13,580)	—	—	—	—
Interest income	813	322	2,367	2,239	1,617	1,049
Interest expense	(2601)	(2,564)	(20,574)	(21,314)	(18,846)	(18,939)
Interest expense – related party	(59,946)	—	—	—	—	—
Total other expense, net	(61,734)	(15,822)	(18,207)	(19,075)	(17,229)	(17,890)
Income (loss) before income taxes	(31,415)	(8,345)	54,230	38,401	48,823	30,972
Provision (benefit) for income taxes	—	(2,920)	15,602	12,758	16,789	10,100
Net income (loss)	$(31,415)	$(5,425)	$38,628	$25,643	$32,034	$20,872
OTHER FINANCIAL DATA:
Capital expenditures	$34,934	$5,265	$22,465	$46,851	$28,219	$14,009

	Successor	Predecessor
	As of December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,366	$107,265	$54,912	$108,316	$75,161
Total assets	1,303,310	605,098	575,826	494,257	464,341
Total debt(1)	1,109,810	257,330	257,825	218,298	218,748
Members’ equity	151,298	296,369	257,741	232,098	200,996

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Successor	Predecessor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	2007	2006	2008 to 2007 % Change	2007 to 2006 % Change
	(In Millions)
Income Statement Data:
Revenues:
Casino	$220.0	$36.5	$265.1	$220.8	-3.2%	20.1%
Hotel	69.5	11.7	88.2	75.6	-7.9%	16.7%
Food and beverage	77.2	12.4	91.2	83.7	-1.8%	9.0%
Tower, retail and other	34.2	4.7	40.1	35.9	-3.0%	11.7%
Gross revenues	400.9	65.3	484.6	416.0	-3.8%	16.5%
Less promotional allowances	36.1	5.6	40.4	30.3	3.2%	33.3%
Net revenues	364.8	59.7	444.2	385.7	-4.4%	15.2%
Costs and expenses:
Casino	72.5	12.4	88.0	80.1	-3.5%	9.9%
Hotel	29.4	4.7	35.4	33.4	-3.7%	6.0%
Food and beverage	56.8	9.2	68.4	60.1	-3.5%	13.8%
Other operating expenses	15.3	2.3	18.0	16.9	-2.2%	6.5%
Selling, general and administrative	117.2	18.5	126.0	107.2	7.7%	17.5%
Pre-opening costs	—	—	—	1.9	NA	0.0%
Depreciation and amortization	31.3	5.1	36.0	28.6	1.1%	25.9%
Impairment of assets	11.9	—	—	—	—	NA
Total costs and expenses	334.4	52.2	371.8	328.2	4.0%	13.3%
Income from operations	$30.4	$7.5	$72.4	$57.5	-47.7%	25.9%
EBITDA Reconciliation:
Net income (loss)	$(31.4)	$(5.4)	$38.6	$25.6	-195.3%	50.8%
Provision (benefit) for income taxes	—	(2.9)	15.6	12.8	-118.6%	21.9%
Interest income	(0.8)	(0.3)	(2.4)	(2.2)	-54.2%	9.1%
Interest expense	62.5	2.6	20.6	21.3	216.0%	-3.3%
Depreciation and amortization	31.3	5.1	36.0	28.6	1.1%	25.9%
EBITDA	$61.6	$(0.9)	$108.4	$86.1	-44.0%	25.9%

The results for the twelve months ended December 31, 2008, which we refer to as “Combined”, represents the period January 1, 2008 through February 20, 2008 (Predecessor) and the period February 21, 2008 through December 31, 2008 (Successor). The use of Predecessor and Successor periods was necessitated by the acquisition of ACEP on February 20, 2008. The acquisition of ACEP did not materially effect the company’s operations with the exception of interest and depreciation and amortization expenses. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for prior periods.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross revenues decreased 3.8% for the Combined year ended December 31, 2008 from $484.6 million for the year ended December 31, 2007. The decrease in gross revenues for the period was due primarily to an overall decrease in gaming and hotel revenues across the majority of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, volatile oil prices, increased unemployment, difficult consumer credit markets, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations.

Income from operations declined 47.7% for the Combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease is due to declining revenue due to the weakening economic conditions as discussed above. In addition, during the Combined year ended December 31, 2008, we recognized non-cash charges of approximately $13.6 million for a loss on the early extinguishment of debt in the Predecessor period, $11.9 million for impairment of assets (see Impairment of Assets section), and $875,000 for a loss on the disposal of assets. We also expensed approximately $1.5 million for services related to the Acquisition and $2.6 million for management fees to Highgate. As a result, our consolidated net operating margin decreased to 8.9% for the Combined year ended December 31, 2008 compared to 16.3% for the year ended December 31, 2007 and EBITDA decreased 44.0% for the Combined year ended December 31, 2008 compared to the year ended December 31, 2007.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 3.2% and generated 55.0% of gross revenue for the Combined year ended December 31, 2008 from $265.1 million, or 54.7% of gross revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in slot revenue, due to a 4.7% decrease in slot coin-in, a decrease in table games revenues, due to a 10.9% decrease in table drop, slightly offset by increased poker, bingo and race and sports revenues. For the Combined year ended December 31, 2008, slot machine revenues were 84.1% of casino revenues, and table game revenues were 12.6% of casino revenues, compared to $221.3 million and $35.7 million, respectively, for the year ended December 31, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 6.2% for the Combined year ended December 31, 2008 from $8.1 million for the year ended December 31, 2007. Casino operating expenses decreased 3.5% to 33.1% of casino revenues, for the Combined year ended December 31, 2008, from $88.0 million, or 33.2% of casino revenues, for the year ended December 31, 2007. This decrease was primarily due to decreased participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 7.9% to 17.4% of gross revenues, for the Combined year ended December 31, 2008 from $88.2 million, or 18.2% of gross revenues, for the year ended December 31, 2007. This decrease was primarily due to a 4.3% decrease in occupancy and a 3.0% decrease in average daily room rate. Hotel operating expenses decreased 3.7%, to 42.0% of hotel revenues, for the Combined year ended December 31, 2008, from $35.4 million, or 40.1% of hotel revenues, for the year ended December 31, 2007. This decrease was primarily due to lower labor costs and other costs associated with a decrease in the hotel occupancy rate.

Food & Beverage

Food and beverage revenues decreased 1.8% to 19.2% of gross revenues, for the Combined year ended December 31, 2008, from $91.2 million, or 18.8% of gross revenues, for the year ended December 31, 2007. This decrease was due to a decrease in the number of covers which was partially offset by an increase in the average check amount. Food and beverage operating expenses decreased 3.5% to 73.7% of food and beverage revenues, for the Combined year ended December 31, 2008, from $68.4 million, or 75.0% of food and beverage revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in cost of goods sold and labor costs.

Tower, Retail and Other

Tower, retail and other revenues decreased 3.0% to 8.3% of gross revenues, for the Combined year ended December 31, 2008 compared to $40.1 million, or 8.3% of gross revenues, for the year ended December 31, 2007. Higher entertainment and tower revenues were offset by lower retail revenues and other income. Other operating expenses decreased 2.2% to 45.2% of tower, retail and other revenues, for the Combined year ended December 31, 2008, compared to $18.0 million, or 44.9% of tower, retail and other revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in labor costs.

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

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 7.7% to 29.1% of gross revenues, for the Combined year ended December 31, 2008, from $126.0 million, or 26.0% of gross revenues, for the year ended December 31, 2007. This increase was primarily due to an increase in asset management fees, insurance expenses and consulting and other costs related to the sale of the company.

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

Interest Expense

Interest expense increased 216.0% for the Combined year ended December 31, 2008, from $20.6 million for the year ended December 31, 2007. The increase was primarily due to the $1.1 billion Goldman Term Loans issued February 20, 2008.

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

Our primary sources of cash are from the operations of our properties and cash escrowed upon funding the Goldman Term Loans (see discussion below on the Goldman Term Loans) and restricted for various projects. During the Combined twelve months period ended December 31, 2008, our Net Cash Provided by Operating Activities declined 71.9% compared to approximately $73.4 million during the twelve months ended December 31, 2007. The primary reasons for the decrease were an approximate $19.8 million decrease in Net Revenues and an approximate $43.8 million increase in interest expense due to the Goldman Term Loans. At December 31, 2008, we had total restricted cash and letters of credit available to us for capital expenditures of approximately $41.0 million. We had approximately $30.4 million in cash and cash equivalents as of December 31, 2008, virtually all of which is used for day-to-day operations of our casinos.

During the Combined twelve month period ended December 31, 2008, of our total capital expenditure amount, we spent approximately $4.7 million for the period January 1, 2008 to February 20, 2008 (Predecessor) and approximately $13.7 million during the period February 21, 2008 through December 31, 2008 (Successor) to complete the renovation of the Aquarius. In addition, we spent $0 for the period January 1, 2008 to February 20, 2008 (Predecessor) and approximately $3.7 million during the period February 21, 2008 through December 31, 2008 (Successor) for the renovation of the Stratosphere Hotel Casino and approximately $600,000 for the period January 1, 2008 to February 20, 2008 (Predecessor), and approximately $17.5 million during the period February 21, 2008 through December 31, 2008 (Successor) for new equipment, replacement of existing equipment, and various other projects throughout the Company. For the twelve months ended December 31, 2007, capital expenditures totaled $22.5 million, of which $11.4 million was used to purchase new and convert existing slot machines, $2.4 million was spent on the Aquarius renovation and approximately $8.7 million was for new equipment, replacement of existing equipment, and various other projects throughout the Company. During the period February 21, 2008 through December 31, 2008 (Successor), $22.6 million of our capital expenditures were paid from cash escrowed upon funding the Goldman Term Loans and restricted for various projects and $9.9 million was paid from our FF&E Reserve as defined in the Goldman Term Loans (essentially a reserve for capital expenditures on furniture, fixtures and equipment) that is funded monthly with 3% of net revenues.

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

Contractual Obligations

The following table sets forth, contractual obligations of ACEP at December 31, 2008.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Debt	$1,108,000	$—	$1,108,000	$—	$—
Interest on debt	45,800	38,600	7,200	—	—
Capital leases, including interest	8,365	961	170	170	7,064
Operating leases	378	217	126	35	—
Purchase Obligations	2,898	2,898	—	—	—
Employment agreements	2,998	1,075	1,923	—	—
Total	$1,168,439	$43,751	$1,117,419	$205	$7,064

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	18
Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	19
Consolidated Statements of Operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	20
Consolidated Statements of Cash Flows for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	21
Consolidated Statements of Members’ Equity for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	22
Notes to Consolidated Financial Statements	23

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

As discussed in Note 2, the consolidated financial statements referred to above have been revised.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 27, 2009 (except for Note 2,
as to which the date is December 11, 2009)

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2008 As Revised, See Note 2	As of December 31, 2007
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,366	$107,265
Restricted cash	30,353	—
Investments – restricted	1,857	2,858
Accounts receivable, net	3,841	5,615
Accounts receivable, net – related party	653	—
Deferred income taxes	—	4,309
Other current assets	12,857	11,999
Total Current Assets	79,927	132,046
Property and equipment, net	1,172,690	431,970
Debt issuance and deferred financing costs, net	3,800	4,555
Debt issuance and deferred financing costs, net – related party	5,100	—
Deferred income taxes	—	34,503
Restricted cash	10,649	—
Intangible and other assets	31,144	2,024
Total Other Assets	50,693	41,082
TOTAL ASSETS	$1,303,310	$605,098
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$6,701	$4,730
Accrued expenses	21,783	27,347
Accounts payable and accrued expenses – related party	3,657	—
Accrued payroll and related expenses	10,061	16,936
Current portion of capital lease obligations	861	520
Total Current Liabilities	43,063	49,533
Long-Term Liabilities:
Long-term debt	—	255,000
Long-term debt – related party	1,108,000	—
Capital lease obligations, less current portion	949	1,810
Other	—	2,386
Total Long-Term Liabilities	1,108,949	259,196
Total Liabilities	1,152,012	308,729
Commitments and Contingencies Members’ Equity:
Members’ Equity	151,298	296,369
Total Members’ Equity	151,298	296,369
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,303,310	$605,098

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008 As Revised, See Note 2	Period from January 1, 2008 through February 20, 2008	Years Ended December 31,
			2007	2006
	(In Thousands)
REVENUES:
Casino	$219,956	$36,539	$265,138	$220,814
Hotel	69,483	11,683	88,242	75,587
Food and beverage	77,230	12,354	91,160	83,667
Tower, retail and other	34,179	4,651	40,074	35,912
Gross revenues	400,848	65,227	484,614	415,980
Less promotional allowances	36,097	5,608	40,406	30,281
Net revenues	364,751	59,619	444,208	385,699
COSTS AND EXPENSES:
Casino	72,498	12,363	87,984	80,060
Hotel	29,406	4,682	35,396	33,419
Food and beverage	56,770	9,183	68,398	60,052
Other operating expenses	15,337	2,341	17,943	16,856
Selling, general and administrative	113,786	18,511	126,008	107,073
Depreciation and amortization	31,288	5,062	36,034	28,620
Pre-opening costs	—	—	—	1,904
Loss on sale of assets	875	—	8	239
Management fee – related party	2,578	—	—	—
Impairment of assets	11,894	—	—	—
Total costs and expenses	334,432	52,142	371,771	328,223
INCOME FROM OPERATIONS	30,319	7,477	72,437	57,476
OTHER INCOME (EXPENSE):
Loss on early extinguishment of debt	—	(13,580)	—	—
Interest income	813	322	2,367	2,239
Interest expense	(2,601)	(2,564)	(20,574)	(21,314)
Interest expense – related party	(59,946)	—	—	—
Total other expense, net	(61,734)	(15,822)	(18,207)	(19,075)
INCOME (LOSS) BEFORE INCOME TAXES	(31,415)	(8,345)	54,230	38,401
Provision (benefit) for income taxes	—	(2,920)	15,602	12,758
NET INCOME (LOSS)	$(31,415)	$(5,425)	$38,628	$25,643

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008 As Revised, See Note 2	Period from January 1, 2008 through February 20, 2008	Years Ended December 31,
			2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,415)	$(5,425)	$38,628	$25,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,288	5,062	36,034	28,620
Provision (benefit) for deferred income taxes	—	(2,920)	348	317
Write-off of deferred financing costs	—	4,405	—	—
Loss on sale of assets	875	—	8	239
Impairment of assets	11,894	—	—	—
Changes in operating assets and liabilities:
Restricted cash	558	—	269	235
Accounts receivable, net	1,679	95	1,137	(686)
Other assets	8,772	55	5,863	(2,459)
Accounts payable and accrued expenses	(3,794)	(9,543)	(5,254)	11,452
Related party activity, net	8,984	—	—	—
Other	—	—	(3,607)	108
Net Cash Provided By (Used In) Operating Activities	28,841	(8,271)	73,426	63,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments – restricted	1,001	—	599	(629)
Acquisition of property and equipment	(32,547)	(5,265)	(22,465)	(46,851)
Acquisition of Flamingo Laughlin, net of cash acquired	—	—	—	(109,439)
Acquisition of ACEP LLC	(1,299,066)	—	—	—
Decrease in related party receivables	—	—	472	499
Proceeds from sale of property and equipment	81	—	816	468
Net Cash Used In Investing Activities	(1,330,531)	(5,265)	(20,578)	(155,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	(5,353)	—	—	(448)
Debt issuance and deferred financing costs – related party	(11,080)	—	—	—
Proceeds from line of credit	—	—	—	60,000
Payments on line of credit	—	(40,000)	—	(20,000)
Capital distribution	—	(15,439)	—	—
Equity contribution	202,719	—	—	—
Proceeds from notes payable – related party	1,108,000	—	—	—
Payments on capital lease obligation	(435)	(85)	(495)	(473)
Net Cash Provided By (Used In) Financing Activities	1,293,851	(55,524)	(495)	39,079
Net increase (decrease) in cash and cash equivalents	(7,839)	(69,060)	52,353	(53,404)
Cash and cash equivalents – beginning of period	38,205	107,265	54,912	108,316
Cash And Cash Equivalents – end of period	$30,366	$38,205	$107,265	$54,912
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$114	$9,455	$19,922	$19,248
Cash paid during the period for interest, net of amounts capitalized – related party	$52,367	$—	$—	$—
Cash paid for income taxes, net of refunds	$—	$—	$17,984	$14,750
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS:
Long-term debt paid by parent	$—	$215,000	$—	$—
Accrued capital expenditures	$2,387	$—	$—	$—

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(In Thousands)

	Class A Equity	Class B Equity	Total Equity
Predecessor:
Balances at December 31, 2005	$—	$—	$232,098
Net Income	—	—	25,643
Balances at December 31, 2006	$—	$—	$257,741
Net Income			38,628
Balances at December 31, 2007	$—	$—	$296,369
Equity contribution	—	—	215,000
Equity distribution	—	—	(15,439)
Write-off tax assets and liabilities	—	—	(39,828)
Net Loss	—	—	(5,425)
Balances at February 20, 2008	$—	$—	$450,677
Successor:
Balances at February 21, 2008	$—	$—	$—
Equity contributions	—	202,719	202,719
Acquisition cost paid by parent	—	(20,006)	(20,006)
Net Loss	—	(31,415)	(31,415)
Balances at December 31, 2008	$—	$151,298	$151,298

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

On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

expressly required by law, holders of our Class B Interests have no voting rights. We issued the Class B Interests to Holdings in reliance on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

	Predecessor Balance Sheet	Fair Value Adjustments	Successor Balance Sheet
Total current assets	$58,762	$49,484	$108,246
Property and equipment, net	432,254	735,886	1,168,140
Intangible assets, net	1,858	43,015	44,873
Total other assets	—	16,366	16,366
Total Assets	$492,874	$844,751	$1,337,625
Total current liabilities	$40,477	$7,372	$47,849
Long-term debt and capital leases	1,720	1,108,000	1,109,720
Total members' equity	450,677	(270,621)	180,056
Total Liabilities and Members' Equity	$492,874	$844,751	$1,337,625

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

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

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

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	DECEMBER 31,
			2007	2006
	(in thousands)
Food and Beverage	$7,942	$1,370	$9,463	$8,723
Rooms	38	8	76	157
Other	32	6	28	36
Total	$8,012	$1,384	$9,567	$8,916

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less.

Restricted Cash

The balance in current restricted cash at December 31, 2008 (Successor) and 2007 (Predecessor) was approximately $30.4 million and $0, respectively, which consists of reserves required under the Goldman Term Loans (as defined in note 9), including a reserve for payment of property taxes and insurance, legal fees, property maintenance and a reserve for interest. Long-term restricted cash consist of approximately $10.6 million and $0 million at December 31, 2008 (Successor) and 2007 (Predecessor), respectively, which represents the remaining reserves for capital expenditures and furniture, fixtures and equipment which will be released in accordance with the terms of the Goldman Term Loans.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

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

Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements	36 – 39 years
Furniture, fixtures and equipment	3 – 15 years
Land improvements	15 years

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

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

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

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 2. Revisions

We revised certain items included in our consolidated financial statements based upon comments received from the Securities and Exchange Commission, or the SEC. The revisions include:

•	Showing separately on the face of the financial statements material related party transactions,
•	Including in Note 1 the effect of the fair value adjustments related to the Acquisition on the Successor balance sheet,
•	Updating Note 6 to reflect the material related party changes made to the financial statements,
•	Enhancing disclosure in Note 11 related to the write-off of goodwill acquired in the Acquisition, and
•	Eliminating the reference to an independent third-party valuation firm which was previously included in Note 11.

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Hotel and related	$3,241	$3,503
Gaming	873	1,266
Other	1,337	1,353
	5,451	6,122
Less allowance for doubtful accounts	(957)	(507)
	$4,494	$5,615

The Company recorded bad debt expense and allowance for doubtful accounts for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) as follows:

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	December 31,
			2007	2006
	(in thousands)
Balance at beginning of period	$636	$507	$319	$135
Bad debt expense	881	127	507	359
Deductions and write-offs	(560)	2	(319)	(175)
Balance at end of period	$957	$636	$507	$319

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 4. Other Current Assets

Other current assets consist of the following:

	Successor	Predecessor
	December 31,
	2008	2007
	(in thousands)
Inventories	$2,632	$2,644
Prepaid expenses	9,463	8,977
Other	762	378
	$12,857	$11,999

Note 5. Property and Equipment, Net

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	Successor	Predecessor
	December 31,
	2008 As Revised, See Note 2	2007
	(in thousands)
Accrued interest	$—	$7,040
Accrued liabilities	7,572	5,291
Accrued taxes	2,469	2,764
Accrued gaming liabilities	6,098	6,834
Other	5,644	5,418
	$21,783	$27,347

Note 7. Leases

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2008 are as follows:

Years ending December 31,	(in thousands)
2009	$4,733
2010	4,445
2011	2,911
2012	1,550
2013	461
Thereafter	754
Total	$14,854

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

Note 7. Leases  – (continued)

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

Note 8. Income Taxes

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

Note 8. Income Taxes  – (continued)

The income tax provision (benefit) attributable to income from operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor) is comprised of the following:

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	December 31,
			2007	2006
	(in thousands)
Current	$—	$(2,920)	$15,254	$12,441
Deferred	—	—	348	317
	$—	$(2,920)	$15,602	$12,758

Deferred Tax Assets and Liabilities

The tax effect of significant temporary differences and carry forwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2008 (Successor) and 2007 (Predecessor):

	Successor	Predecessor
	December 31, 2008	December 31, 2007
Deferred Tax Assets
Property, plant and equipment	$—	$33,927
Accrued vacation and employee related	—	2,110
Gaming related	—	2,299
Other	—	476
Total net deferred tax assets	—	38,812
Less: Current portion	—	(4,309)
Net long term deferred tax assets	$—	$34,503

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Successor	Predecessor
	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year Ended December 31,
			2007	2006
Federal statutory rate	—	-35.0%	35.0%	35.0%
Unrecognized tax benefit	—	—	-5.7%	-0.9%
Permanent differences	—	—	0.4%	0.3%
Federal income tax credits	—	—	-0.9%	-1.2%
	—	-35.0%	28.8%	33.2%

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 8. Income Taxes  – (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Successor	Predecessor
	As of December 31, 2008	As of December 31, 2007
Balance at beginning of year	$1,844	$4,900
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reduction as a result of lapse of the applicable statue of limitations	—	(3,056)
Settlements	—	—
Reductions due to Acquisition	(1,844)
Balance at end of year	$—	$1,844

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 9. Debt

Long-term debt and capital lease obligations consist of the following.

	Successor	Predecessor
	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a 3% margin above LIBOR (0.4% at December 31, 2008)	$1,108,000	$—
7.85% senior secured notes, interest payable semi-annually due February 1, 2012	—	215,000
Senior secured revolving credit facility, interest payable monthly, due May 12, 2010	—	40,000
Capital lease obligations	1,810	2,330
Total long-term debt and capital lease obligations	1,109,810	257,330
Current portion of capital lease obligations	861	520
Total long-term debt and capital lease obligations, net	$1,108,949	$256,810

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

Note 9. Debt  – (continued)

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

Note 10. Related Party Transactions

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

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company. We expensed interest on the Goldman Term Loans of approximately $55.3 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We also paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 10. Related Party Transactions  – (continued)

advisory services. As of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), we owed $1.1 billion and $0, respectively, for the Goldman Term Loans. Included in accrued expenses on the condensed consolidated balance sheets are Goldman Term Loan interest accrued of $2.2 million and $0, as of December 31, 2008 and December 31, 2007, respectively.

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

Note 11. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets.

The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include goodwill and trade names. Acquired assets are recorded at fair value on the date of acquisition, and finite-lived assets are amortized over the estimated period to be benefited.

As of December 31, 2008 (Successor) and 2007 (Predecessor), we had the following intangible assets.

		(in thousands)
		December 31, 2008 (Successor)			December 31, 2007 (Predecessor)
	Asset Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Advance reservations	2 Months	618	(618)	—	—	—	—
Player Loyalty Plan	5 Years	7,450	(1,242)	6,208	2,939	(1,000)	1,939
		$8,068	$(1,860)	$6,208	$2,939	$(1,000)	$1,939
Non-amortizing intangible assets:
Trade Name				$24,910			$—
				$31,118			$1,939

We completed our 2008 annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of this analysis, we have recognized a non-cash impairment charge of approximately $11.9 million, approximately $7.0 million is related to goodwill and approximately $4.9 million is related to trade name, in the fourth quarter of 2008. The impairment charge relates to 100% of the goodwill and a portion of the trade name recognized in the Acquisition. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

In connection with the Acquisition, we recorded approximately $7.0 million in goodwill. Upon completion of our 2008 annual impairment tests of goodwill and indefinite-lived intangible assets, the entire goodwill balance of $7.0 million was impaired and written off.

Note 12. Employee Benefit Plans

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. The

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Period February 21, 2008 Through December 31, 2008 (Successor), the Period January 1, 2008
Through February 20, 2008 and the Years Ended December 31, 2007 and 2006 (Predecessor)

Note 12. Employee Benefit Plans  – (continued)

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

Note 13. Commitments & Contingencies

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

Note 14. Acquisitions

The total amount paid for our membership interests including direct acquisition costs, reserves, prepayments and working capital amounts was approximately $1.3 billion dollars. The transaction was funded with a combination of long-term borrowings of approximately $1.1 billion and the sale of equity interests of approximately $200.1 million.

The following table sets forth the allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,006
Reserves and pre-payments	49,482
Total Purchase Price	$1,297,147
Cash and cash equivalents	$38,205
Investment – restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable – trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligation	(525)
Estimated Working Capital	$18,285
Total Amount Paid	$1,315,432

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm	18
Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	19
Consolidated Statements of Operations for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	20
Consolidated Statements of Cash Flows for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	21
Consolidated Statements of Members’/Stockholders’ Equity for the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor)	22
Notes to Consolidated Financial Statements	23

3. List of Exhibits

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
Date: December 11, 2009	By: /s/ Frank V. Riolo Frank V. Riolo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo Frank V. Riolo	Chief Executive Officer (Principal Executive Officer)	December 11, 2009
/s/ Edward W. Martin III Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	December 11, 2009
/s/ Jonathan Langer Jonathan Langer	Board Member	December 11, 2009
/s/ Steven Angel Steven Angel	Board Member	December 11, 2009

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