Form 10-K
period 2009-12-31
American Casino & Entertainment Properties LLC
filed 2010-03-22
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Class A Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, none of the voting and non-voting common equity was held by non-affiliates.

The registrant’s common equity is not listed or traded on any exchange or market.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2009

i

PART I

ITEM 1. BUSINESS

General

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006. The Aquarius operates in Laughlin, Nevada.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.

On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings, or their respective affiliates, from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our class A membership interests, or Class A Interests, or our class B membership interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.

On February 20, 2008, ACEP issued and sold 100% of our Class B Interests to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights.

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

Upon consummation of the Acquisition, Voteco acquired control of ACEP from our previous direct parent, which sold all the issued and outstanding membership interests of ACEP to Voteco pursuant to the membership interest purchase agreement. The membership interests of ACEP acquired by Voteco were redeemed and canceled pursuant to the terms of the Amended Operating Agreement entered into by ACEP, Voteco and Holdings upon the consummation of the Acquisition. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interests in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interests were contributions of capital made to Voteco by each of its three members. Each of the members of Voteco is party to the Transfer Restriction Agreement.

Certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements, collectively the Goldman Term Loans. The Goldman Term Loans had an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to maintain a cash management account where we deposited all cash revenues. In addition, the Goldman Term Loans contained important affirmative and negative financial covenants customary for loans of this nature.

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans, (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

On August 14, 2009, ACEP and ACEP Finance Corp., a wholly-owned subsidiary of ACEP, collectively the Issuers, issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014, or the 11% Senior Secured Notes. The 11% Senior Secured Notes were issued pursuant to an indenture, dated as of August 14, 2009, or, the Indenture, among the Issuers, all of the then existing subsidiaries of ACEP other than ACEP Finance Corp., as guarantors, or the Guarantors, and The Bank of New York Mellon, as trustee. The 11% Senior Secured Notes mature on June 15, 2014. The 11% Senior Secured Notes bear interest at a rate of 11% per annum. Interest on the 11% Senior Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009.

The obligations under the 11% Senior Secured Notes are jointly, severally and unconditionally guaranteed, or the Guarantees, by all of the subsidiaries of ACEP other than ACEP Finance Corp. and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions. The gross proceeds from the issuance of the 11% Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans. Upon such payment, the remaining balance, or approximately $38.8 million of the 2014 Term Loans, was forgiven by GSMC.

On February 23, 2010, the Issuers completed a United States Securities and Exchange Commission, or SEC, registered exchange offer in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-registered 11% Senior Secured Notes due 2014, or the SEC-Registered Notes, in exchange for $374.9 million of their outstanding, unregistered 11% Senior Secured Notes. The SEC-Registered Notes have substantially identical terms to the 11% Senior Secured Notes, except that the SEC-Registered Notes are registered under the Securities Act of 1933, as amended, or the Securities Act, and there are certain differences relating to transfer restrictions, registration rights, and payment of additional interest in case of non-registration. The SEC-Registered Notes and the 11% Senior Secured Notes are collectively referred to herein as the 11% Senior Secured Notes.

Our executive offices are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104 and our telephone number is (702) 380-7777.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, as well as statements about the objectives and effectiveness of our risk management policies, statements about trends in or growth opportunities for our businesses, and statements about our future status, activities or regulation by the Nevada Gaming Commission and the Nevada State Gaming Control Board. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Business Strategy and Competitive Strengths

As used in this Annual Report on Form 10-K, the terms “ACEP”, “we”, “our”, “ours” and “us” refer to American Casino & Entertainment Properties LLC, or ACEP, or the Company, unless the context suggests otherwise.

We intend to grow the revenues and profitability of our business through the continued execution of a number of key operating strategies:

Value-Oriented Experience

We target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We strive to deliver value to our gaming customers at all of our properties by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. We also offer attractive table games, including Ten Times Odds Craps, which provide patrons with odds that we believe are better than the standard odds for these games at other Las Vegas Strip casinos.

We also provide our customers with attractive offerings in the areas of lodging and food and beverage service. We believe that our product offerings in each of these categories are reasonably priced and of consistently high quality. In addition, our ace|MbPLAY rewards program enables customers to receive and redeem incentives, further encouraging frequent visits and loyalty.

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

Stratosphere as a Destination Property for Visitors to Las Vegas

We believe that the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. In our opinion, the Stratosphere Tower boasts some of the most unique amenities in Las Vegas, including the award-winning Top of the World revolving restaurant and Level 107 Lounge, the highest indoor/outdoor observation deck in Las Vegas, and the three highest amusement rides in the world: Big Shot, X Scream and Insanity. SkyJump Las Vegas, a “controlled freefall” ride, is expected to open in Spring 2010. The Stratosphere Tower also includes the Air Bar cocktail lounge, a wedding chapel and event space.

We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to approximately 1.2 million visits to the Stratosphere Tower in the twelve months ended December 31, 2009. We believe our attractions, as well as the introduction of additional entertainment-driven amenities, will enable us to continue to market the Stratosphere as a must-see destination property in Las Vegas.

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

Emphasis on Slot Play

We focus our marketing efforts on attracting customers with an affinity for playing slot and video poker machines. We have intentionally avoided competing for the attention of high-stakes table game customers because we believe slot machines provide a more predictable revenue stream. We have invested in equipping our casinos with the latest in slot and video poker machine technology and game brands. We regularly modify our mix of slot machine product to maximize the profitability of our casinos while also providing our customers with the most current product offerings.

Experienced Management Team

Our executive and property-level management teams have an established record of developing, integrating and operating gaming and entertainment properties. Our management team is focused on controlling costs and executing efficient marketing programs in an effort to increase operating cash flow.

Our Gaming and Entertainment Properties

Stratosphere

The Stratosphere owns approximately 34 acres of land at the northern end of the Las Vegas Strip. Approximately 17 acres are developed with a hotel, casino, retail center, and a parking facility that accommodates approximately 4,000 cars. The remaining 17 acres are undeveloped land.

The Stratosphere is centered around the Stratosphere Tower. Standing 1,149 feet above the Las Vegas strip, it is the tallest free-standing observation tower in the United States. The Stratosphere Tower is visible from all directions within the Las Vegas valley, including McCarran International Airport.

Casino

The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,200 slot machines, 51 table games, an 8 table poker room, and a race and sports book.

Hotel, Food and Beverage

The Stratosphere hotel has 2,427 rooms, including 133 suites. Hotel amenities include a 67,000 square-foot resort pool and recreation area with private cabanas, a café, and a cocktail bar on the eighth floor, and Beach Club 25, located on the 25th floor, which provides a secluded adult, European-style pool.

The Stratosphere offers five themed restaurants, including an independently owned Italian-themed restaurant. Our premier restaurant is Top of the World Restaurant, a 336-seat revolving restaurant located on the 106th floor of the tower. Located 833 feet above the Las Vegas Strip, the Top of the World has been granted the “Award of Excellence” from Wine Spectator Magazine for over 10 years. The Stratosphere also offers eight bars, four of which feature live entertainment.

The Tower

The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.

The Tower features the four highest thrill rides in the world:

•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;
•	X Scream, which is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip;
•	Insanity, which holds ten passengers in “escape proof” seats in an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three “G’s.” As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below; and
•	SkyJump Las Vegas, the latest extreme thrill ride, which is expected to open in Spring 2010, will drop thrill seekers on an 855 foot harnessed “controlled freefall” at a speed of up to 40mph.

The Tower also includes:

•	Event space and wedding chapels, at levels 103 and 104;
•	Level 107 Lounge, a 156-seat lounge inside the Top of the World restaurant;
•	Air Bar located at level 108, overlooking the Las Vegas Strip; and
•	360° indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop, snack bar and free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.

Retail and Entertainment

The retail center, located on the second floor of the base building of the Stratosphere, occupies approximately 110,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. The retail center contains 36 shops, five of which are food venues, and space for 16 merchant kiosks. The retail center also includes a full-service salon and spa. Adjacent to the retail center is the 640-seat showroom that currently offers entertainment including American Superstars, a celebrity tribute, and Bite, a vampire-themed adult revue, which are both designed to appeal to value-oriented Las Vegas visitors.

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

Casino

Arizona Charlie’s Decatur contains approximately 55,000 square feet of gaming space with approximately 1,200 slot machines, 12 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge.

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

Arizona Charlie’s Decatur has three restaurants, one of which is an independently run franchised Subway® and Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which features live entertainment.

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

Casino

Arizona Charlie’s Boulder contains approximately 48,000 square feet of gaming space, with approximately 1,000 slot machines, 12 table games, a bingo parlor and a race and sports book.

Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.

Hotel, Food and Beverage and RV Park

Arizona Charlie’s Boulder hotel currently has 303 rooms, including 219 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Arizona Charlie’s Boulder has four restaurants, one of which is leased, and three bars, one of which is the Palace Grand lounge.

Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30 to 70-foot pull through stations and over 200 spaces. The RV park offers nightly, weekly and monthly rates and a range of services, including laundry facilities, game and exercise rooms, a swimming pool, a whirlpool, shower facilities and WiFi access.

Retail and Entertainment

Arizona Charlie’s Boulder offers complimentary entertainment as a component of its overall customer appeal. Palace Grand features live bands at no charge. Arizona Charlie’s Boulder utilizes the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.

A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes.

Aquarius Casino Resort

The Aquarius owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. In 2008, we completed a large capital improvement program for the Aquarius. The costs of the improvements were approximately $54.0 million. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines, new signage, and renovations to our suites as well as our standard rooms.

The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southern tip of the State of Nevada. Laughlin is located along the west side of the Colorado River which forms the boundary between the States of Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles, California is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.

Casino

The Aquarius contains approximately 57,000 square feet of gaming space with approximately 1,300 slot machines, 34 table games, including two poker tables, a keno lounge and a race and sports book.

The Aquarius offers a variety of slots and table games that appeal to both tourists and local players.

Hotel, Food and Beverage

The Aquarius is the largest hotel in Laughlin, with 1,907 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool, lighted tennis courts, and three company owned restaurants, including the Vineyard, which is designed for fine dining, the Windows on the River Buffet, and Café Aquarius, a diner which is open 24 hours. The Aquarius has three nationally recognized leased restaurants, including Outback Steakhouse®. Additionally, the Aquarius operates a Starbucks® under license. The Aquarius also has three bars providing retail drinks and video poker to casino patrons.

Retail and Entertainment

Total meeting space at the Aquarius is nearly 35,000 square feet, with approximately 19,300 square feet devoted to the pavilion, which can accommodate up to 2,000 guests. The ballroom hosts stage shows and casino events. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate 300 guests. The outdoor amphitheater hosts headliner concerts and can accommodate 3,300 guests. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages. The property also includes two leased gift shops and a parking garage with a capacity for 2,420 cars. Tours of the Colorado River are offered aboard a paddle-wheeler style boat and jet skis can be rented from the Aquarius’s boat dock; both businesses are operated by lessees.

Marketing Strategy

We market our properties to both the tourist and local resident markets. The primary market for the Stratosphere is the middle-market, value-oriented Las Vegas visitor. Both Arizona Charlie’s Decatur and Arizona Charlie’s Boulder cater to the local Las Vegas resident market. The Aquarius targets the middle to high-end visitor to Laughlin, Nevada and local residents. Our advertising and promotional campaigns are designed to retain visitors and guests at our properties.

Our strategy is to provide value to our customers through pricing, competitive gaming odds and attentive customer service. We tailor our selection of slot machines to our targeted customer’s expectation and our casinos feature diverse video poker machines and table games with attractive odds.

ace|MbPLAY is our cross property player rewards program which we utilize to attract and retain customers. This program allows players to accumulate points and comp dollars, which can be exchanged for cash or complimentary goods and services, at our properties, regardless of where the points and comp dollars were earned. We believe our ace|MbPLAY player rewards program is competitive in our respective markets.

We use our database technology to support the marketing of our product offerings through direct mail, e-mail and telemarketing programs. We also use print, billboards, radio, television, internet advertising, and social networking to promote our properties and target our customers.

In the Las Vegas tourist market, we primarily target middle-market customers who desire value in their gaming, lodging, dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded customer. The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World, our gourmet restaurant located at the top of the Stratosphere Tower, however, caters to higher-end customers.

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

The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Aquarius targets the mid to high end customer by providing a breadth of amenities, updated facilities, and outstanding customer service at a great value. The facility has been upgraded with new slot machines, a new lobby, new V.I.P. Check-In, V.I.P. Players Lounge, a refurbished center bar, renovated rooms, and the addition of a patio lounge providing views of the Colorado River. Four nationally recognized brand names operate within the Aquarius including Outback Steakhouse® and Starbucks®.

We believe that our Las Vegas and Laughlin management teams have positioned each of our properties to better target their respective markets by expanding and improving our existing facilities and focusing on customer service. Since 2006, we have invested approximately $54 million to improve the casino and hotel at Aquarius. As a result of these improvements, we believe we have one of the most up to date casinos in the market.

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

Seasonality

Generally, our Las Vegas gaming and entertainment properties are not materially affected by seasonal trends. However, our Laughlin gaming and entertainment property tends to have increased customer flow from mid-January through April.

Casino Credit

We extend credit on a discretionary basis to qualified patrons. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. Collection of our customers’ debts is pursued by appropriate means, including legal proceedings when necessary. Our casino credit is less than 9% of all table games wagering.

Competition

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous other tourist attractions. Numerous Las Vegas hotel and casino resorts are themselves tourist attractions. Each of these resorts competes with us in our ability to attract visitors to the Stratosphere. The Stratosphere’s hotel and food and beverage operations compete directly with other properties targeting the value-oriented, middle-market Las Vegas visitor. The Stratosphere competes with other hotels and casinos on the Las Vegas Strip based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.

Arizona Charlie’s Decatur and Arizona Charlie’s Boulder compete primarily with other Las Vegas hotels and casinos located outside of the Las Vegas Strip. The Arizona Charlie’s properties compete for local customers with other hotels and casinos targeting this group and located near their respective hotel and casino. The Arizona Charlie’s properties compete with other casinos in the Las Vegas metropolitan area based on a mix of casino games, personal service, payout ratios, location, and price of hotel rooms, restaurant value, and promotions.

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

Tourist Market

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 33.8 million visitors in 1999 to 36.4 million visitors in 2009. The number of hotel and motel rooms in Las Vegas has increased from 120,294 at the end of 1999 to 148,941 at the end of 2009, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008, but fell to 85.3% for 2009, its lowest level since 1991.

Las Vegas continued to see declines in tourism in 2009 as the continued economic recession and high level of unemployment dampen business and consumer’s willingness to spend on travel and entertainment. According to the Las Vegas Convention and Visitors Authority statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, the hotel average daily room rate, or ADR, and occupancy decreased by approximately 22.0% and 4.5%, respectively, from the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 1999 and 2009, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.1%. Gaming revenues for 2009 totaled approximately $6.1 billion, a 9.4% decrease from 2008, as the ongoing economic recession and increased unemployment rate translated to reduced consumer confidence and travel spending in Las Vegas and in much of the country.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.8 million in 1999 to 4.5 million in 2009, representing a compound annual growth rate of 6.0%. However convention attendance fell 23.9% during 2009 compared to 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Local Market

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1.3 million in 1999 to an estimated 2.0 million in 2009, a compound annual growth rate of 3.9%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2008, median household income in Clark County was $56,954, compared with the national median household income of $52,175.

From 2008 to 2009, it is estimated that Las Vegas experienced a 0.8% decrease in population, likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin Market

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,700 rooms and its gaming revenue for 2009 was $493 million, down 13.7% from 2008.

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

Registration Requirements

On January 24, 2008, the Nevada Gaming Commission issued an Order of Registration of ACEP, as amended, as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order (1) prohibits Voteco or Holdings or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable from our Class A Interests or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco or their respective affiliates, without the prior approval of the Nevada Gaming Commission.

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

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;
•	establishing and maintaining responsible accounting practices and procedures;
•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
•	preventing cheating and fraudulent practices; and
•	providing a source of state and local revenue through taxation and licensing fees.

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

Environmental Matters

We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water or that may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

Employees

At December 31, 2009, we had approximately 4,400 employees, of which approximately 1,800 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.

Available Information

We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov. You may also refer to the American Casino & Entertainment Properties LLC website, www.acepllc.com.

ITEM 1A. RISK FACTORS

The downturn in the local, regional, national and global economies, the volatility and disruption of the capital and credit markets and adverse changes in the local, regional, national and global economies could continue to negatively impact our financial performance and our ability to access financing.

The severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During 2008 and 2009 our revenues have decreased significantly compared to 2007. If the current economic contraction continues or worsens, our revenues may decrease further while some of our costs remain fixed or may even increase. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities has declined during the economic downturn and may continue to decline. We have experienced reduced numbers of visitors, lower occupancy rates and lower revenue.

The severe economic downturn has particularly affected the markets in which we operate. For example, the residential and commercial real estate markets in and around Las Vegas have experienced significant downturn and a decline in real estate values. Also, construction spending in the Las Vegas area (which has been an important driver for the local economy) has significantly decreased and unemployment in Las Vegas has significantly increased. In December 2009, Las Vegas unemployment was 13.1% compared to 10.0% nationally. We have summarized below publicly available data relating to the adverse changes in the markets in which we operate.

Clark County.  In 2009, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $8.8 billion, a 9.8% decrease from 2008 due to the continuing economic weakness and reduced consumer spending.

Las Vegas.  According to the LVCVA statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, visitor volume in Las Vegas decreased approximately 3.0% in 2009 compared to 2008 while the hotel average daily room rate decreased by approximately 22.0% and hotel occupancy decreased by 4.5%. Much of the year-over-year decline in occupancy can be attributed to the declines in visitors and the number of conventions held. As a result, operators offered reduced average daily room rates and increased promotional activities as an inducement to maintain operating levels.

Laughlin.  The Laughlin area economy, where Aquarius is located, is primarily dependent on the gaming and tourism industry. Laughlin visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. According to the LVCVA as of December 31, 2009, the Laughlin market consisted of approximately 10,700 hotel rooms and its gaming revenue for 2009 was approximately $493 million, down 13.7% from 2008. Visitor volume decreased 14.5% year-over-year to approximately 2.4 million compared to 2.9 million in 2008. Hotel occupancy in 2009 declined 5.7% to 63.3% and the average daily room rate decreased 5.2% to $41.24.

We have reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for practical incentives, reduces revenue and operating margins. At the same time, we have found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. As a consequence, this economic downturn has negatively affected our operations and, together with further economic declines in the markets in which we operate or from which we draw patrons, may continue to negatively affect our operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

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

Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 97 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•	local economic conditions, including the economic downturn in the Las Vegas metropolitan area discussed in “The downturn in the local, regional, national and global economies, the volatility and disruption of the capital and credit markets and adverse changes in the local, regional, national and global economies could continue to impact our financial performance and our ability to access financing”;
•	local competitive conditions;
•	reduced land and air travel due to increasing fuel costs, reduced flights into Las Vegas, or transportation disruptions;
•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes; and
•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada.

Local Competitive Risks.  In addition to the risks described under “If we are unable to compete effectively against our competitors, our business will suffer” below, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our patrons. Prior to the recent economic downturn, the Las Vegas market experienced a substantial increase in the construction and development of hotels and casinos available to our potential patrons. Based on projects that have opened or were under construction as of November 4, 2009, the LVCVA projects room inventory will reach 153,149 by the end of 2010 and 153,256 by the end of 2011. Currently there are no projects scheduled to open after 2010. Assuming all of the rooms are completed, room inventory will increase at a compound average growth rate of 4.4% from the end of 2008 to 2010 compared to the 2.5% compound average growth rate from 1998 to 2008. Construction on approximately 3,800 rooms scheduled to open in 2010 on the Las Vegas Strip has stopped and opening of these rooms may be delayed.

We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos or hotel room capacity is expanded by others in major destination locations, competition will increase. As a result of the increase in product available to our potential patrons and the recent economic downturn, we are competing for a smaller number of potential patrons with fewer dollars to spend with a larger number of competitors. Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets and depend on the local markets for patrons. Competition for local patrons has historically been intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business.

Transportation-Related Risks.  The majority of our patrons at the Stratosphere travel by air or car to Las Vegas. Increasing transportation costs, for example, caused by increased fuel costs, may deter people from traveling to our properties from long distances or decrease the amount of money they have available to spend once there. Further, leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines can impact the number of visitors to our properties. For the year ended December 31, 2009, arriving and departing passengers through McCarran International Airport in Las Vegas decreased 8.2% to approximately 40.5 million from approximately 44.1 million in 2008.

Additionally, there is one principal interstate highway between Las Vegas and southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our properties.

Weather and Public Health Risks.  Due to our concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our properties, could have a significant adverse effect on our business, financial condition and results of operations. The outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist could also have a significant, adverse effect on our business, financial condition and results of operations.

If we are unable to compete effectively against our competitors, our business will suffer.

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other nongaming resorts and vacation areas and with various other entertainment businesses.

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

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the markets in which we operate, and this intense competition is expected to continue.

We may be unable to raise additional indebtedness because of the recent instability in the financial markets.

The financial markets in the United States and internationally have been marked by a significant downturn, which has reduced the availability and, in particular, increased the cost of financing for issuers with a rating below investment grade. The adverse market conditions, together with our relatively high debt levels, have made it difficult for us to attract financing or to enhance our existing debt. Although we have significantly reduced our debt as a result of the Restructuring, we still have significant debt relative to our EBITDA. In addition, recent financings in the casino industry have occurred at a higher cost than in recent years, with less favorable terms. This higher cost may be a result of declining property values, concerns about leverage in the casino industry, the consolidation of financial institutions and the current turmoil in the credit markets or some combination of such factors and/or other factors. We cannot predict with any certainty how we will be impacted in the future by financial market conditions. There can be no assurance that we will be able to secure financing in the future at all or at a cost comparable to or lower than what is available in the current credit markets or on favorable terms.

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

Our members, managers, directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of some of the significant gaming regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.

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

Various politicians have made statements in connection with corporate excess that single out business events in and trips to Las Vegas. These statements could discourage businesses from traveling to and hosting events in Las Vegas which could adversely affect our cash flows. Las Vegas is a significant destination for trade shows. The number of trade show and convention attendees in Las Vegas increased from approximately 3.8 million in 1998 to 5.9 million in 2008, representing a compound annual growth rate of 6.0%. However for 2009, meetings held declined 13.6% and convention attendance declined 23.9% compared to the same period in 2008.

Rising operating costs for our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the tax or regulatory environment which impose additional restrictions or increase our operating costs; our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
•	our properties use significant amounts of water and a water shortage may adversely affect our operations;
•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;
•	as of December 2009, approximately 41% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;
•	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically; and
•	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers.

If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to suffer.

Increasing prices or shortages of energy and water may increase our cost of operations or force us to temporarily or permanently cease operations.

Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our properties are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in recent years. We expect that potable water will become an increasingly scarce commodity in the areas in which we operate at an increasing price.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature, or the Nevada Legislature, adjourned in June 2009, and there were no increases in taxes affecting gaming revenue, but the Nevada Legislature did approve a 3% increase in the tax charged against room sales. Although this tax is passed on to our guests, the effect of this tax is to increase the cost to our guests of staying in hotels and, therefore could negatively impact visitation and/or other expenditures. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which will increase our labor costs. From time to time there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature convened a special session on February 24, 2010 to address the State’s budget shortfall of more than $800 million. The Nevada Legislature meets again in 2011 and we cannot assure you that our taxes or fees will not be increased further as a result of the recent Special Session or the 2011 Session.

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

We have significant working capital needs, and if we are unable to satisfy those needs from cash generated from our operations or additional indebtedness, we may not be able to meet our obligations, including payroll and statutory tax payment requirements.

We require significant amounts of working capital to operate our business. We currently do not have a revolving credit facility. Under the indenture for the 11% Senior Secured Notes, if we are able to meet a certain leverage ratio, we may enter into and incur up to $20.0 million in indebtedness under a credit facility, which could share equally and ratably in the collateral securing the notes. There can be no assurance that we will be able to meet this leverage ratio at any time during the term of the notes. Even if we are able to meet this leverage ratio, there can be no assurance that we will be able to obtain a credit facility. As a result, we expect our primary source of cash to come from the operation of our properties. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business and our ability to meet our obligation to make payments on the notes.

Acts of terrorism and war and natural disasters may negatively impact our business.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, the terrorist attacks that occurred on September 11, 2001 had a negative impact on travel and leisure expenditures at our properties and on the industry as a whole. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted. Extreme weather or geological conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather or geological conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

We are subject to a wide variety of environmental laws and potential exposure to environmental liabilities.

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

Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations, including the notes.

A significant portion of our labor force is covered by collective bargaining agreements, and a dispute with covered employees or new labor agreements may lower our revenues and increase our costs.

Approximately 1,800 of our 4,400 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Our collective bargaining agreement with United Steelworkers of America, which represents 529 culinary employees at Aquarius, expired on April 1, 2008. Currently, we and the United Steelworkers of America are operating on a year-to-year basis. We are currently in negotiations with the United Steelworkers of America to enter into a new collective bargaining agreement. Our failure to enter into a new agreement or a work stoppage resulting from the negotiations involving a new agreement could have an adverse impact on our operations.

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

If the application for a new federal registration for the “Arizona Charlie’s” mark is denied or any person successfully opposes such application, our rights to the “Arizona Charlie’s” mark may be adversely affected because our ability to prevent others from using the Arizona Charlie mark will be limited.

We rely on several means to protect our rights to use the “Arizona Charlie’s” name and brand. We have registered “Arizona Charlie’s Inc.” as a trade name with the Nevada Secretary of State. One of our subsidiaries also licenses the right to use “Arizona Charlie’s” as a service mark from Becker Gaming, Inc., or Becker. Pursuant to this license agreement, Becker has exclusively licensed its common law rights in and federal registration for such mark to us. This license agreement was entered into in connection with the 2000 sale of the Arizona Charlie’s Decatur property from Becker to one of our subsidiaries. On July 25, 2009, the federal registration for the “Arizona Charlie’s” mark was cancelled because Becker failed to renew the registration. Becker has since applied for a new federal registration for the “Arizona Charlie’s” mark and, pursuant to an addendum to the license agreement entered into between Becker and us on August 10, 2009, has agreed to license its rights to us under any registration issuing therefrom.

There can be no assurance that Becker’s application for such new federal registration will be granted. Until the mark is once again federally registered, we will continue to benefit from our license to Becker’s common law rights in the “Arizona Charlie’s” mark and our Nevada trade name registration, although we will not have the benefits of federal registration. In the event that such application is denied or any person successfully opposes such application, our rights to the “Arizona Charlie’s” mark may be adversely affected because we will not have the additional benefits of federal registration, and will instead need to rely solely on the Nevada trade name registration and Becker’s common law rights in the “Arizona Charlie’s” mark to prevent others from using the “Arizona Charlie’s” mark. Benefits of a federal registration include, among other things, the potential ability to prevent a junior user anywhere in the United States from using the same mark or a confusingly similar mark for the same or similar services. In contrast, common law rights arise under state laws rather than federal law, are generally limited to the geographic areas in which the marks are used or where they have acquired a reputation, and rights under state law are limited to the geographic boundaries of the applicable state.

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

In accordance with the provisions of Financial Accounting Standards Board, or FASB, ASC 350, Intangibles — Goodwill and Other, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. In addition, in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment, we test long-lived assets for impairment annually or if a triggering event occurs.

Significant negative industry or economic trends, including reduced estimates of future revenues and cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2009, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our results of operations.

For example, for the year ended December 31, 2009, we recorded $7.1 million in aggregate non-cash impairment charges to write-down certain portions of our trade name assets to their fair value at December 31, 2009. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected revenues and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

All of the Class A voting membership interests of ACEP are held by Voteco, the members of which are comprised of current and former managing directors of Goldman Sachs. As such, the members of Voteco have the power to control our affairs and policies and to control the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our last fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, or the Exchange Act.

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

Arizona Charlie’s Boulder

Arizona Charlie’s Boulder is located at 4575 Boulder Highway, Las Vegas, Nevada on approximately 24 acres owned by us.

Aquarius Casino Resort

Aquarius Casino Resort is located at 1900 South Casino Drive, Laughlin, Nevada on approximately 18 acres owned by us.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material, adverse effect upon our business, financial condition, results of operations, or liquidity.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Member Matters

As of December 31, 2009, there was no public market for our common equity.

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

We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity. The indenture that governs the 11% Senior Secured Notes restricts our payment of dividends and distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 in the “Notes to Consolidated Financial Statements.”

There are no securities authorized for issuance under equity compensation plans and we do not anticipate authorizing securities for issuance under equity compensation plans in the foreseeable future.

Description of Registrant’s Securities to be Registered

General

Reference is made to information set forth in “Item — 1 Business — General”, which information is incorporated herein by reference.

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

No securities issued by us and no interest, claim or charge therein or thereto may be transferred, except in accordance with the provisions of the Nevada Gaming Control Act and the regulations promulgated thereunder. Any transfer in violation thereof is void until we cease to be subject to the jurisdiction of the Nevada Gaming Commission or the Nevada Gaming Commission approves the transfer.

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

The selected historical consolidated financial data as of December 31, 2009, 2008 (Successor), 2007, 2006 and 2005 (Predecessor), the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 through February 20, 2008 and the years ended December 31, 2007, 2006 and 2005 (Predecessor), each has been derived from our audited consolidated financial statements at those dates and for those periods.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current fiscal year presentation. For the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we have reclassified the estimated cost of providing complimentaries included in casino, hotel, food and beverage, other operating expenses and selling, general and administrative expenses. These reclassifications had no effect on net income.

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Years ended December 31,
				2007	2006	2005
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$215,181	$219,956	$36,539	$265,138	$220,814	$182,939
Hotel	59,348	69,483	11,683	88,242	75,587	61,861
Food and beverage	73,285	77,230	12,354	91,160	83,667	70,060
Tower, retail and other	33,925	34,179	4,651	40,074	35,912	35,413
Gross revenues	381,739	400,848	65,227	484,614	415,980	350,273
Less promotional allowances	25,689	36,097	5,608	40,406	30,281	22,291
Net revenues	356,050	364,751	59,619	444,208	385,699	327,982
Costs and expenses:
Casino	70,312	72,563	12,379	88,133	80,060	63,216
Hotel	34,143	29,418	4,686	35,501	33,419	26,957
Food and beverage	55,258	52,638	8,422	62,912	60,052	51,784
Other operating expenses	13,253	14,629	2,150	17,450	16,856	15,372
Selling, general and administrative	114,344	118,549	19,443	131,733	107,073	81,321
Depreciation and amortization	41,317	31,288	5,062	36,034	28,620	23,305
Pre-opening costs	—	—	—	—	1,904	—
(Gain) loss on sale of assets	752	875	—	8	239	(25)
Management fee – related party	1,750	2,578	—	—	—	—
Impairment of assets	7,114	11,894	—	—	—	—
Total costs and expenses	338,243	334,432	52,142	371,771	328,223	261,930
Income from operations	17,807	30,319	7,477	72,437	57,476	66,052
Other income (expense):
Loss on early extinguishment of debt	—	—	(13,580)	—	—	—
Interest income	99	813	322	2,367	2,239	1,617
Interest expense	(18,328)	(2,601)	(2,564)	(20,574)	(21,314)	(18,846)
Interest expense – related party	(21,398)	(59,946)	—	—	—	—
Total other expense, net	(39,627)	(61,734)	(15,822)	(18,207)	(19,075)	(17,229)
Income (loss) before income taxes	(21,820)	(31,415)	(8,345)	54,230	38,401	48,823
Provision (benefit) for income taxes	—	—	(2,920)	15,602	12,758	16,789
Net income (loss)	$(21,820)	$(31,415)	$(5,425)	$38,628	$25,643	$32,034
OTHER FINANCIAL DATA:
Capital expenditures	$14,985	$34,934	$5,265	$22,465	$46,851	$28,219

	Successor		Predecessor
	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$101,092	$30,366	$107,265	$54,912	$108,316
Total assets	1,288,959	1,303,310	605,098	575,826	494,257
Total debt(1)	353,894	1,109,810	257,330	257,825	218,298
Members’ equity	902,165	151,298	296,369	257,741	232,098

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 33.8 million visitors in 1999 to 36.4 million visitors in 2009, a compound annual growth rate of approximately 1.0%. The number of hotel and motel rooms in Las Vegas has increased from 120,294 at the end of 1999 to 148,941 at the end of 2009, a compound annual growth rate of 2.2%, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008, but fell to 85.3% for 2009, its lowest level since 1991.

Las Vegas continued to see declines in tourism in 2009 as the continued economic recession and high level of unemployment dampen business and consumer’s willingness to spend on travel and entertainment. According to the LVCVA statistical reports, even with attempts to stimulate demand in the slowed economy with discounted room rates, the hotel average daily room rate, or ADR, and occupancy decreased by approximately 22.0% and 4.5%, respectively, from the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 1999 and 2009, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.1%. Gaming revenues for 2009 totaled approximately $6.1 billion, a 9.4% decrease from 2008, due to the combined economic factors of the housing crisis, frozen credit markets, volatile gas prices and increased unemployment rate that translated to reduced consumer confidence and travel spending in Las Vegas and in much of the country.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.8 million in 1999 to 4.5 million in 2009, representing a compound annual growth rate of 6.0%. However convention attendance fell 23.9% during 2009 compared to 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1.3 million in 1999 to an estimated 2.0 million in 2009, a compound annual growth rate of 4.6%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2008, median household income in Clark County was $56,954, compared with the national median household income of $52,175.

From 2008 to 2009, it is estimated that Las Vegas experienced a 0.8% decrease in population, likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,700 rooms and its gaming revenue for 2009 was $493 million, down 13.7% from 2008.

Patron Gaming Volume

The information contained in the following table relates to Clark County, Nevada and was obtained from the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

	Years ending December 31,
	2009	2008	2007
Total gaming revenue	$8,838,235,000	$9,796,723,000	$10,868,554,000
Number of slot machines	127,806	126,789	128,904
Number of table games	4,474	4,454	4,458
Number of visitors	36,351,469	37,481,552	39,196,761

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is retained by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in millions)
Income Statement Data:
Revenues:
Casino	$215.2	$220.0	$36.5	$265.1
Hotel	59.3	69.5	11.7	88.2
Food and beverage	73.3	77.2	12.4	91.2
Tower, retail and other	33.9	34.2	4.7	40.1
Gross revenues	381.7	400.9	65.3	484.6
Less promotional allowances	25.7	36.1	5.6	40.4
Net revenues	356.0	364.8	59.7	444.2
Costs and expenses:
Casino	70.3	72.6	12.4	88.1
Hotel	34.1	29.4	4.7	35.5
Food and beverage	55.3	52.6	8.4	62.9
Other operating expenses	13.3	14.6	2.2	17.5
Selling, general and administrative	116.8	122.0	19.4	131.8
Depreciation and amortization	41.3	31.3	5.1	36.0
Impairment of assets	7.1	11.9	—	—
Total costs and expenses	338.2	334.4	52.2	371.8
Income from operations	$17.8	$30.4	$7.5	$72.4
EBITDA Reconciliation:
Net income (loss)	$(21.8)	$(31.4)	$(5.4)	$38.6
Provision (benefit) for income taxes	—	—	(2.9)	15.6
Interest income	(0.1)	(0.8)	(0.3)	(2.4)
Interest expense	39.7	62.5	2.6	20.6
Depreciation and amortization	41.3	31.3	5.1	36.0
EBITDA	$59.1	$61.6	$(0.9)	$108.4

The results for the twelve months ended December 31, 2008, which we refer to as “Combined”, represent the period January 1, 2008 through February 20, 2008 (Predecessor) and the period February 21, 2008 through December 31, 2008 (Successor). The use of Predecessor and Successor periods was necessitated by the acquisition of ACEP on February 20, 2008. The acquisition of ACEP did not materially effect the company’s operations with the exception of interest and depreciation and amortization expenses. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for other periods.

We use certain non-GAAP financial measures such as earnings before interest expense, income taxes and depreciation and amortization, or EBITDA. We believe that our presentation of EBITDA is an important supplemental measure of our operating performance to investors. EBITDA is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. We believe this measure will be used by investors in their assessment of our operating performance and the valuation of our company.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross revenues decreased 18.1% for the year ended December 31, 2009 from the amount for the Combined year ended December 31, 2008. The decrease in gross revenues for the period was due primarily to decreased customer traffic and lower spend per customer which contributed to an overall decrease in revenues across all of our properties. Increased unemployment, particularly in the Nevada economy, reduced consumer and corporate spending on travel, lodging and entertainment, and low consumer confidence have all negatively impacted our operations. Income from operations declined 53.0% for the year ended December 31, 2009 as compared to the Combined year ended December 31, 2008. The decrease is due to declining revenue due to the weak economic conditions as discussed above. In addition during the year ended December 31, 2009, we recognized non-cash charges of approximately $752,000 for a loss on the disposal of assets and recorded a $7.1 million loss on impairment of assets. We also expensed approximately $1.8 million for management fees. As a result, our consolidated net operating margin decreased to 5.0% for the year ended December 31, 2009 compared to 8.9% for the Combined year ended December 31, 2008.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 16.1% to $215.2 million for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. This decrease was primarily due to a 19.2% decrease in slot coin-in and a 25.6% decrease in table drop. For the year ended December 31, 2009, slot machine revenues were 84.4% of casino revenues, and table game revenues were 11.8% of casino revenues, compared to 84.1% and 12.6% of casino revenues, respectively, for the Combined year ended December 31, 2008. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 3.5% for the year ended December 31, 2009 compared to the Combined year ended December 31, 2008. Higher race and sports book revenues, driven by a 4.2% higher hold percentage were offset by lower poker, bingo, and keno revenues. Casino operating expenses decreased 17.3% to $70.3 million, or 32.7% of casino revenues, for the year ended December 31, 2009, from 33.1% of casino revenues, for the Combined year ended December 31, 2008. This decrease was primarily due to decreased labor costs, participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 27.0% to $59.3 million for the year ended December 31, 2009 from the amount for the Combined year ended December 31, 2008. The decrease in revenues is the result of a decrease in room occupancy to 66.9% for the year ended December 31, 2009 compared to the Combined year ended

December 31, 2008 and a 16.4% decrease in average daily room rate for the year ended December 31, 2009 compared to the Combined year ended December 31, 2008. The decrease in both occupancy and average daily room rate across our properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories, lower numbers of invited casino guests and an increased reliance on wholesale room sales. Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 62.7% and our cash room sales decreased 24.2% for the year ended December 31, 2009 compared to the Combined year ended December 31, 2008. Our hotel expenses were flat for the year ended December 31, 2009, compared to the amount for the Combined year ended December 31, 2008. The Stratosphere, which accounts for 50% of our 4,912 rooms, maintained occupancy of 89.3% for the year ended December 31, 2009 compared to 93.9% for the Combined year ended December 31, 2008. Due to the relatively stable occupancy and the need to maintain guest service, we have not significantly reduced our hotel expenses year-over-year at Stratosphere. In addition, our hotel expenses were impacted by a 67.1% increase in commissions paid to wholesalers and brokers for room sales and higher repair and maintenance expenses. Due to the decline in revenues, our Hotel operating margin decreased to 42.5% for the year ended December 31, 2009 as compared to 58.0% for the Combined year ended December 31, 2008.

Food & Beverage

Food and beverage revenues decreased 18.2% to $73.3 million for the year ended December 31, 2009 compared to the Combined year ended December 30, 2008. The decline in revenues was driven largely by the reduction in food and beverage promotions offered to our gaming customers. Food covers and beverage covers for the year ended December 31, 2009 decreased 15.8% and 14.9%, respectively, compared to the Combined year ended December 31, 2008. Average revenue per cover for the year ended December 31, 2009 declined 7.8% compared to the Combined year ended December 31, 2008. Our food and beverage expenses decreased 9.3% to $55.3 million for the year ended December 31, 2009 compared to the Combined year ended December 31, 2008 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 24.6% for the year ended December 31, 2009 as compared to the Combined year ended December 31, 2008.

Tower, Retail and Other

Tower, retail and other revenues decreased 12.9% to $33.9 million for the year ended December 31, 2009 from the amount for the Combined year ended December 31, 2008. Tower revenues increased 1.8% for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. The total number of admissions increased 0.1% and average revenue per guest increased 1.6% for the year ended December 31, 2009 compared to the Combined year ended December 31, 2008. Entertainment revenue declined 26.5% for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere to 46.6% for the year ended December 31, 2009 compared 61.4% for the Combined year ended December 31, 2008 and a reduction in the number of events at the Aquarius. Retail revenue decreased 20.0% for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. Retail revenues declined due to increased tenant vacancies and rent concessions. Other operating income decreased 24.6% for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. The decrease in revenue was primarily due to lower commission revenues. Other operating expenses decreased 20.8% to $13.3 million for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. This decrease was primarily due to a decrease in entertainer fees and labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.9% for the year ended December 31, 2009 from 16.3% for the Combined year ended December 31, 2008. This decrease was primarily due to reduced marketing promotions, especially at the Aquarius and the Stratosphere.

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 17.4% to $116.8 million, or 30.6% of gross revenues, for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. This decrease was primarily due to lower labor costs, marketing related expenses, asset management fees, insurance expenses and the absence of costs related to the sale of the company.

Impairment of Assets

In accordance with Financial Accounting Standards Board, or FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the fourth quarter of each year. As of November 1, 2009 we performed impairment tests that resulted in the non-cash write-downs of trade names of approximately $6.9 million at the Stratosphere and approximately $222,000 at Arizona Charlie’s Boulder. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the declines in our revenue are related to the on-going economic recession in the U.S. and Southern Nevada economies, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

In addition, we tested our assets for recovery pursuant to FASB ASC 360. The asset recoverability test required the estimation of undiscounted future cash flows from our properties and the comparison of the aggregate total to the property carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of each of our properties and, if necessary, continue to update our asset recoverability test under FASB ASC 360. If future asset recoverability tests indicate our assets are impaired, we will be subject to a non-cash write-down of our assets, which could have a material adverse impact on our consolidated statements of operations.

Interest Expense

Interest expense decreased 39.0% to $39.7 million for the year ended December 31, 2009, compared to the Combined year ended December 31, 2008. The decrease was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes.

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

This decrease was primarily due to a decrease in slot revenue, due to a 4.7% decrease in slot coin-in, a decrease in table games revenues, due to a 10.9% decrease in table drop, slightly offset by increased poker, bingo and race and sports revenues. For the Combined year ended December 31, 2008, slot machine revenues were 84.1% of casino revenues, and table game revenues were 12.6% of casino revenues, compared to $221.3 million and $35.7 million, respectively, for the year ended December 31, 2007. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 6.2% for the Combined year ended December 31, 2008 from $8.1 million for the year ended December 31, 2007. Casino operating expenses decreased 3.5% to 33.1% of casino revenues, for the Combined year ended December 31, 2008, from $88.1 million, or 33.2% of casino revenues, for the year ended December 31, 2007. This decrease was primarily due to decreased participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 7.9% to 17.4% of gross revenues, for the Combined year ended December 31, 2008 from $88.2 million, or 18.2% of gross revenues, for the year ended December 31, 2007. This decrease was primarily due to a 4.3% decrease in occupancy and a 3.0% decrease in average daily room rate. Hotel operating expenses decreased 3.9%, to 42.0% of hotel revenues, for the Combined year ended December 31, 2008, from $35.5 million, or 40.2% of hotel revenues, for the year ended December 31, 2007. This decrease was primarily due to lower labor costs and other costs associated with a decrease in the hotel occupancy rate.

Food & Beverage

Food and beverage revenues decreased 1.8% to 19.2% of gross revenues, for the Combined year ended December 31, 2008, from $91.2 million, or 18.8% of gross revenues, for the year ended December 31, 2007, This decrease was due to a decrease in the number of covers which was partially offset by an increase in the average check amount. Food and beverage operating expenses decreased 3.0% to 68.1% of food and beverage revenues, for the Combined year ended December 31, 2008, from $62.9 million, or 69.0% of food and beverage revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in cost of goods sold and labor costs.

Tower, Retail and Other

Tower, retail and other revenues decreased 3.0% to 8.3% of gross revenues, for the Combined year ended December 31, 2008 compared to $40.1 million, or 8.3% of gross revenues, for the year ended December 31, 2007. Higher entertainment and tower revenues were offset by lower retail revenues and other income. Other operating expenses decreased 4.0% to 43.2% of tower, retail and other revenues, for the Combined year ended December 31, 2008, compared to $17.5 million, or 43.6% of tower, retail and other revenues, for the year ended December 31, 2007. This decrease was primarily due to a decrease in labor costs.

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

Selling, General and Administrative (“SG&A”)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 7.3% to 30.3% of gross revenues, for the Combined year ended December 31, 2008, from $131.8 million, or 27.2% of gross revenues, for the year ended December 31, 2007. This increase was primarily due to an increase in asset management fees, insurance expenses and consulting and other costs related to the sale of the company.

Impairment of Assets

We have significant amounts of finite-lived and indefinite-lived intangible assets on our consolidated balance sheet as of December 31, 2008. In accordance with FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the fourth quarter of each year. As of November 1, 2008, we performed impairment tests that resulted in non-cash write-downs of our goodwill and trade names of approximately $8.2 million at the Stratosphere, approximately $2.4 million at Arizona Charlie’s Decatur, approximately $1.2 million at Arizona Charlie’s Boulder and approximately $182,000 at the Aquarius. As of December 31, 2008, we wrote off 100% of our goodwill. The impairment of these assets was due primarily to our decrease in revenues and resulting decrease in income from our properties, which was an indication that these assets may not be recoverable. We believe the declines in our revenue and income are related to the on-going economic recession in the U.S. and Southern Nevada economies, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

In addition, we tested our assets for recovery pursuant to FASB ASC 360. The asset recoverability test required the estimation of undiscounted future cash flows from our properties and the comparison of the aggregate total to the property carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of each of our properties and, if necessary, continue to update our asset recoverability test under FASB ASC 360. If future asset recoverability tests indicate our assets are impaired, we will be subject to a non-cash write-down of our assets, which could have a material adverse impact on our consolidated statements of operations.

We did not incur any impairment charges under FASB ASC 350 or FASB ASC 360 for the year ended December 31, 2007.

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

In connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion pursuant to the Goldman Term Loans. On June 25, 2009, we closed the restructuring of the Goldman Term Loans and the reduction of the $1.1 billion Goldman Term Loans. As part of the restructuring, (i) Holdings paid GSMC $165 million to repay a portion of the Goldman Term Loans; (ii) Holdings agreed to issue a 22% membership interest in Holdings to MTGLQ Investors, L.P., an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans; (iv) ACEP received $35 million in cash from Holdings; and (v) GSMC agreed to terminate the remaining Goldman Term Loans. On August 14, 2009, ACEP issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014, the gross proceeds of which were used to repay a portion of the principal balance of the 2014 Term Loans. The remaining balance of the 2014 Term Loans was forgiven by GSMC. At December 31, 2009, we had unrestricted cash and cash equivalents of $101.1 million. During the year ended December 31, 2009, our Net Cash Provided by Operating Activities was approximately $29.3 million, an increase of approximately 1.5%, compared to the Combined year ended December 31, 2008.

Cash flows from investing activities were $26.3 million for the year ended December 31, 2009, and consisted primarily of a decrease in restricted cash of $38.4 million, offset by capital expenditures of $12.4 million. Following the restructuring of the Goldman Term Loans, we were no longer required to maintain restricted cash balances. The decrease in restricted cash was presented as operating cash flows in our statement of cash flows for the nine months ended September 30, 2009, and has been reclassified in our current presentation.

During the year ended December 31, 2009, our total capital expenditures were $15.0 million (including approximately $2.6 million in non-cash items), of which approximately $2.9 million was used for slot machine replacements and conversions, $960,000 on the Sky Jump Las Vegas ride, $790,000 on renovations and improvements to our food and beverage venues, $5.4 million on our facilities, operations and information technology and $4.9 million was used for hotel improvements. For the Combined year ended December 31, 2008, our total capital expenditures were $40.2 million, of which approximately $18.4 million was used to complete the renovation of the Aquarius, $3.7 million was used for the renovation of the Stratosphere and $18.1 million was for new equipment, replacement of existing equipment, and various other projects throughout the Company. During the year ended December 31, 2008, $22.6 million of our capital expenditures were paid from cash escrowed upon funding the Goldman Term Loans and restricted for various projects and $9.9 million was paid from our FF&E Reserve as defined in the Goldman Term Loans (essentially a reserve for capital expenditures on furniture, fixtures and equipment) that was funded monthly with 3% of net revenues.

Our primary cash requirements for 2010 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures of approximately $22.3 million, which will be evaluated throughout the year.

Our 2010 capital expenditures include approximately $2.5 million to complete the Sky Jump Las Vegas at Stratosphere, $4.1 million to upgrade to a digital surveillance system, and approximately $4.5 million to complete improvements to Stratosphere facilities that began in 2009. In addition to the $22.3 million in capital expenditures, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

In addition to our capital expenditures, we will pay interest on our notes semi-annually, every June 15 and December 15 until maturity. On December 15, 2009 we paid approximately $13.9 million in interest on the 11% Senior Secured Notes. All subsequent payments will be approximately $20.6 million.

On February 23, 2010, we completed a SEC-registered exchange offer in which we issued approximately $374.9 million aggregate principal amount of our SEC-Registered Notes in exchange for $374.9 million of our outstanding, unregistered 11% Senior Secured Notes. The SEC-Registered Notes have substantially identical terms to the 11% Senior Secured Notes, except that the SEC-Registered Notes are registered under the Securities Act and there are certain differences relating to transfer restrictions, registration rights and payment of additional interest in case of non-registration.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Contractual Obligations

As of December 31, 2009, we have certain contractual obligations which affect our financial condition, liquidity and results of operations, which include operating leases, employment contracts, and slot conversion purchases.

The following table sets forth, contractual obligations of ACEP at December 31, 2009.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Debt	$375,000	$—	$—	$375,000	$—
Interest on debt	183,906	41,250	82,500	60,156	—
Capital leases, including interest	8,400	417	834	170	6,979
Operating leases	193	101	92	—	—
Other Contractual Obligations	3,355	2,370	985	—	—
Total	$570,854	$44,138	$84,411	$435,326	$6,979

On March 9, 2010 we entered into employment agreements with certain of our key employees, including our CEO. Under the terms of the employment agreements, we are obligated to pay approximately $1.3 million in annual base salary.

Critical Accounting Estimates

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

We also reward customers, through the use of loyalty programs, with Free Play and points based on amounts wagered, that can be redeemed for a specified period of time for cash or non-cash awards. We deduct the cash incentive amounts from casino revenue.

Slot Club Liability

We offer a program, named ace|PLAY, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. Participant points expire after thirteen months of no activity. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Slot club liability is included in accrued expenses on the consolidated balance sheet.

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

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of advance reservations and player loyalty plan, and our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

We evaluate our intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350, Goodwill and Other Intangible Assets, and FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets. For indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

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

See Results of Operations above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2009 and 2008. The majority of the impairment charges recorded for the years ended December 31, 2009 and 2008 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

Recently Issued Accounting Pronouncements

The FASB has established the Accounting Standards CodificationTM, or Codification, or ASC, as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted FASB ASC 855 as of June 30, 2009, which was the required effective date. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. FASB ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FASB ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FASB ASC 805 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued FASB ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB ASC 320-10-45-11. FASB ASC 820-10, which amends FASB ASC 320-10-45-11, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. FASB ASC 825 included available-for-sales securities in the assets eligible for this treatment. FASB ASC 825 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities. FASB ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in FASB ASC 815-10-50 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB ASC 815-10-50 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. All of our long-term debt is subject to fixed rates of interest at 11% and does not mature until June 15, 2014.

The fair value of our debt is estimated based on market prices for the same or similar issues. ACEP issued the 11% Senior Secured Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $322.5 million as of December 31, 2009.

The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options. Interest was due and payable monthly at a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The Goldman Term Loans were satisfied by the restructuring related to the 2014 Term Loans. Under the terms of the Goldman Term Loans we were required to maintain a capital expenditure reserve, furniture, fixtures and equipment reserve, a deferred maintenance reserve, an environmental reserve and an interest reserve. In addition, the Goldman Term Loans contained important affirmative and negative financial covenants which restricted our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secured the Goldman Term Loans.

For the year ended December 31, 2009, we incurred approximately $39.7 million in interest expense. In addition, approximately $6.2 million in interest payments were recorded as a reduction to long term debt on the balance sheet. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets as of December 31, 2009 (Successor) and 2008 (Successor)	45
Consolidated Statements of Operations for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	46
Consolidated Statements of Cash Flows for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	47
Consolidated Statements of Members’ Equity for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	48
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (collectively, the “Company”) as of December 31, 2009 (Successor) and December 31, 2008 (Successor), and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2009 (Successor), the period January 1, 2008 through February 20, 2008 (Predecessor), the period February 21, 2008 through December 31, 2008 (Successor) and the year ended December 31, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2009 (Successor) and December 31, 2008 (Successor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2009 (Successor), the period January 1, 2008 through February 20, 2008 (Predecessor), the period February 21, 2008 through December 31, 2008 (Successor) and the year ended December 31, 2007 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 22, 2010

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED BALANCE SHEETS

	Successor
	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$101,092	$30,366
Restricted cash	—	30,353
Investments-restricted	1,857	1,857
Accounts receivable, net	3,250	3,841
Accounts receivable, net – related party	—	653
Other current assets	10,418	12,857
Total Current Assets	116,617	79,927
Property and equipment, net	1,146,796	1,172,690
Debt issuance and deferred financing costs, net	2,940	3,800
Debt issuance and deferred financing costs, net – related party	—	5,100
Restricted cash	—	10,649
Intangible and other assets	22,606	31,144
Total Assets	$1,288,959	$1,303,310
Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$3,236	$6,701
Accrued expenses	18,646	21,783
Accounts payable and accrued expenses – related party	200	3,657
Accrued payroll and related expenses	10,818	10,061
Current portion of capital lease obligations	263	861
Total Current Liabilities	33,163	43,063
Long-Term Liabilities:
Long-term debt, net of unamortized discount	351,436	—
Long-term debt – related party	—	1,108,000
Capital lease obligations, less current portion	2,195	949
Total Long-Term Liabilities	353,631	1,108,949
Total Liabilities	386,794	1,152,012
Commitments and Contingencies
Members’ Equity:
Members’ Equity	902,165	151,298
Total Members’ Equity	902,165	151,298
Total Liabilities and Members’ Equity	$1,288,959	$1,303,310

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in thousands)
REVENUES:
Casino	$215,181	$219,956	$36,539	$265,138
Hotel	59,348	69,483	11,683	88,242
Food and beverage	73,285	77,230	12,354	91,160
Tower, retail and other	33,925	34,179	4,651	40,074
Gross revenues	381,739	400,848	65,227	484,614
Less promotional allowances	25,689	36,097	5,608	40,406
Net revenues	356,050	364,751	59,619	444,208
COSTS AND EXPENSES:
Casino	70,312	72,563	12,379	88,133
Hotel	34,143	29,418	4,686	35,501
Food and beverage	55,258	52,638	8,422	62,912
Other operating expenses	13,253	14,629	2,150	17,450
Selling, general and administrative	114,344	118,549	19,443	131,733
Depreciation and amortization	41,317	31,288	5,062	36,034
Loss on sale of assets	752	875	—	8
Management fee – related party	1,750	2,578	—	—
Impairment of assets	7,114	11,894	—	—
Total costs and expenses	338,243	334,432	52,142	371,771
INCOME FROM OPERATIONS	17,807	30,319	7,477	72,437
OTHER INCOME (EXPENSE):
Loss on early extinguishment of debt	—	—	(13,580)	—
Interest income	99	813	322	2,367
Interest expense	(18,328)	(2,601)	(2,564)	(20,574)
Interest expense – related party	(21,398)	(59,946)	—	—
Total other expense, net	(39,627)	(61,734)	(15,822)	(18,207)
INCOME (LOSS) BEFORE INCOME TAXES	(21,820)	(31,415)	(8,345)	54,230
Provision (benefit) for income taxes	—	—	(2,920)	15,602
NET INCOME (LOSS)	$(21,820)	$(31,415)	$(5,425)	$38,628

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,820)	$(31,415)	$(5,425)	$38,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,317	31,288	5,062	36,034
Amortization of debt issuance and deferred financing costs	5,464	7,533	150	1,174
Provision (benefit) for deferred income taxes	—	—	(2,920)	348
Write-off of deferred financing costs	—	—	4,405	—
Loss on sale of assets	752	875	—	8
Impairment of assets	7,114	11,894	—	—
Changes in operating assets and liabilities:
Restricted cash	2,598	558	—	269
Accounts receivable, net	591	1,679	95	1,137
Other assets	2,124	1,239	(95)	4,689
Accounts payable and accrued expenses	(7,564)	(3,794)	(9,543)	(5,254)
Related party activity, net	(1,305)	8,984	—	—
Other	—	—	—	(3,607)
Net Cash Provided By (Used In) Operating Activities	29,271	28,841	(8,271)	73,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	38,404	—	—	—
Decrease in investments – restricted	—	1,001	—	599
Acquisition of property and equipment	(12,376)	(32,547)	(5,265)	(22,465)
Acquisition of American Casino & Entertainment Properties LLC	—	(1,299,066)	—	—
Decrease in related party receivables	—	—	—	472
Proceeds from sale of property and equipment	299	81	—	816
Net Cash Provided By (Used In) Investing Activities	26,327	(1,330,531)	(5,265)	(20,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance and deferred financing costs	(3,117)	(5,353)	—	—
Debt issuance and deferred financing costs – related party	—	(11,080)	—	—
Payments on notes payable – related party	(327,713)	—	—	—
Payments on line of credit	—	—	(40,000)	—
Capital distribution	—	—	(15,439)	—
Equity contribution	35,000	202,719	—	—
Proceeds from notes payable	311,250	—	—	—
Proceeds from notes payable – related party	—	1,108,000	—	—
Payments on capital lease obligation	(292)	(435)	(85)	(495)
Net Cash Provided By (Used In) Financing Activities	15,128	1,293,851	(55,524)	(495)
Net increase (decrease) in cash and cash equivalents	70,726	(7,839)	(69,060)	52,353
Cash and cash equivalents – beginning of period	30,366	38,205	107,265	54,912
Cash And Cash Equivalents – end of period	$101,092	$30,366	$38,205	$107,265
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$13,838	$114	$9,455	$19,922
Cash paid during the period for interest, net of amounts capitalized – related party	$27,192	$52,367	$—	$—
Cash paid for income taxes, net of refunds	$—	$—	$—	$17,984
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS:
Long-term debt paid by parent	$—	$—	$215,000	$—
Accrued capital expenditures	$1,669	$2,387	$—	$—
Non-cash acquisition of property and equipment	$940	$—	$—	$—
Non-cash equity contribution related to troubled debt restructure and gain on debt extinguishment	$737,687	$—	$—	$—

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(In Thousands)

	Class A Equity	Class B Equity	Total Equity
Predecessor:
Balances at December 31, 2006	$—	$—	$257,741
Net Income	—	—	38,628
Balances at December 31, 2007	—	—	296,369
Equity contribution	—	—	215,000
Equity distribution	—	—	(15,439)
Write-off tax assets and liabilities	—	—	(39,828)
Net Loss	—	—	(5,425)
Balances at February 20, 2008	$—	$—	$450,677
Successor:
Balances at February 21, 2008	$—	$—	$—
Equity contributions	—	202,719	202,719
Acquisition cost paid by parent	—	(20,006)	(20,006)
Net Loss	—	(31,415)	(31,415)
Balances at December 31, 2008	—	151,298	151,298
Equity contribution	—	35,000	35,000
Gain on debt restructure	—	522,098	522,098
Gain on debt extinguishment	—	215,589	215,589
Net Loss	—	(21,820)	(21,820)
Balances at December 31, 2009	$—	$902,165	$902,165

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006. The Aquarius operates in Laughlin, Nevada.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.

On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP as constituted after the consummation of the Acquisition. The order (1) prohibits Voteco or Holdings, or their respective affiliates, from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our class A membership interests, or Class A Interests, or our class B membership interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by Holdings or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.

On February 20, 2008, ACEP issued and sold 100% of our Class B Interests to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

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

Upon consummation of the Acquisition, Voteco acquired control of ACEP from our previous direct parent, which sold all the issued and outstanding membership interests of ACEP to Voteco pursuant to the membership interest purchase agreement. The membership interests of ACEP acquired by Voteco were redeemed and canceled pursuant to the terms of the Amended Operating Agreement entered into by ACEP, Voteco and Holdings upon the consummation of the Acquisition. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interests in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interests were contributions of capital made to Voteco by each of its three members. Each of the members of Voteco is party to the Transfer Restriction Agreement.

Certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements, collectively the Goldman Term Loans. The Goldman Term Loans had an initial term of two years with two one-year extension options and a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. As a condition of the Goldman Term Loans, we were required to maintain a cash management account where we deposited all cash revenues. In addition, the Goldman Term Loans contained important affirmative and negative financial covenants customary for loans of this nature.

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans, (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

On August 14, 2009, ACEP and ACEP Finance Corp., a wholly-owned subsidiary of ACEP, collectively the Issuers, issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014, or the 11% Senior Secured Notes. The 11% Senior Secured Notes were issued pursuant to an indenture, dated as of August 14, 2009, or, the Indenture, among the Issuers, all of the then existing subsidiaries of ACEP other than ACEP Finance Corp., as guarantors, or the Guarantors, and The Bank of New York Mellon, as trustee. The 11% Senior Secured Notes mature on June 15, 2014. The 11% Senior Secured Notes bear interest at a rate of 11% per annum. Interest on the 11% Senior Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

The obligations under the 11% Senior Secured Notes are jointly, severally and unconditionally guaranteed, or the Guarantees, by all of the subsidiaries of ACEP other than ACEP Finance Corp. and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions. The gross proceeds from the issuance of the 11% Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans. Upon such payment, the remaining balance, or approximately $38.8 million of the 2014 Term Loans, was forgiven by GSMC.

On February 23, 2010, the Issuers completed a United States Securities and Exchange Commission, or SEC, registered exchange offer in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-registered 11% Senior Secured Notes due 2014, or the SEC-Registered Notes, in exchange for $374.9 million of their outstanding, unregistered 11% Senior Secured Notes. The SEC-Registered Notes have substantially identical terms to the 11% Senior Secured Notes, except that the SEC-Registered Notes are registered under the Securities Act of 1933, as amended, or the Securities Act, and there are certain differences relating to transfer restrictions, registration rights, and payment of additional interest in case of non-registration. The SEC-Registered Notes and the 11% Senior Secured Notes are collectively referred to herein as the 11% Senior Secured Notes.

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

	Predecessor Balance Sheet	Fair Value Adjustments	Successor Balance Sheet
Total current assets	$58,762	$49,484	$108,246
Property and equipment, net	432,254	735,886	1,168,140
Intangible assets, net	1,858	43,015	44,873
Total other assets	—	16,366	16,366
Total Assets	$492,874	$844,751	$1,337,625
Total current liabilities	$40,477	$7,372	$47,849
Long-term debt and capital leases	1,720	1,108,000	1,109,720
Total members’ equity	450,677	(270,621)	180,056
Total Liabilities and Members’ Equity	$492,874	$844,751	$1,337,625

Principles of Consolidation

The consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All statements are presented on a consolidated basis.

The accompanying consolidated statements of operations, cash flows and members’ equity for 2008 are presented for two periods: January 1, 2008 through February 20, 2008, or the Predecessor Period, and February 21, 2008 through December 31, 2008, or the Successor Period. The Successor Period presented on the accompanying consolidated balance sheets reflects the push down of the new basis to our consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

Revenue Recognition and Promotional Allowances

Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. All other revenues are recognized as the goods or services are provided. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.

The company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected.

We also reward customers, through the use of loyalty programs, with Free Play and points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the Free Play and cash incentive amounts from casino revenue.

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in thousands)
Food and Beverage	$7,954	$8,007	$1,386	$9,610
Rooms	41	37	7	76
Other	20	33	6	30
Total	$8,015	$8,077	$1,399	$9,716

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less.

Restricted Cash

The balance in current restricted cash at December 31, 2009 and 2008 (Successor) was approximately $0 and $30.4 million, respectively, which consists of reserves required under the Goldman Term Loans and 2014 Term Loans (as defined in Note 8), including a reserve for payment of property taxes and insurance, legal fees, property maintenance and a reserve for interest. Long-term restricted cash consists of approximately $0 and $10.6 million at December 31, 2009 and 2008 (Successor), respectively, which represents the remaining reserves for capital expenditures and furniture, fixtures and equipment which were released in accordance with the terms of the Goldman Term Loans and 2014 Term Loans. Following the repayment of the 2014 Term Loans, we are no longer required to maintain restricted cash balances.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), we capitalized interest of $188,000, $0, $0 and $21,000, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), amortization of debt issue costs totaled $5.5 million, $7.5 million, $0.2 million and $1.2 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

Slot Club Liability

We offer a program, named ace|PLAY, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. Participant points expire after thirteen months of no activity. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Slot club liability is included in accrued expenses on the consolidated balance sheet.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $9.9 million, $15.5 million, $2.4 million and $18.9 million for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Holdings members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $26.6 million and $20.2 million at December 31, 2009 and December 31, 2008 (Successor), respectively.

Prior to the closing of the Acquisition, we accounted for income tax assets and liabilities in accordance with Financial Accounting Standards Board, or FASB, ASC 740, Income Taxes. FASB ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

On January 1, 2007, the Company adopted FASB guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions taken or expected to be taken. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of this guidance.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of advance reservations and player loyalty plan, and our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

We evaluate our intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350, Goodwill and Other Intangible Assets, and FASB ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets. For indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

Management must make various assumptions and estimates in performing its impairment testing. For instance, management must first determine the usage of the asset. To the extent management decides that an asset will be sold or abandoned, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist, which means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future revenue and cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of revenue and cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments.

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

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current fiscal year presentation. For the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we have reclassified the estimated cost of providing complimentaries included in casino, hotel, food and beverage, other operating expenses and selling, general and administrative expenses. These reclassifications had no effect on net income.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Pronouncements

The FASB has established the Accounting Standards CodificationTM, or Codification, or ASC, as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FASB ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted FASB ASC 855 as of June 30, 2009, which was the required effective date. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. FASB ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FASB ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FASB ASC 805 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued FASB ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB ASC 320-10-45-11. FASB ASC 820-10, which amends FASB ASC 320-10-45-11, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. FASB ASC 825 included available-for-sales securities in the assets eligible for this treatment. FASB ASC 825 is effective for fiscal years beginning after November 15, 2007 and interim periods in those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 1. Description of Business and Summary of Significant Accounting Policies  – (continued)

In March 2008, the FASB issued FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities. FASB ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in FASB ASC 815-10-50 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB ASC 815-10-50 did not have a material impact on our consolidated financial statements.

Note 2. Accounts Receivable

Accounts receivable consists of the following:

	Successor
	December 31,
	2009	2008
	(in thousands)
Hotel and related	$1,734	$2,588
Gaming	529	873
Other	1,253	1,337
	3,516	4,798
Less allowance for doubtful accounts	(266)	(957)
	$3,250	$3,841

The Company recorded bad debt expense and allowance for doubtful accounts for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) as follows:

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in thousands)
Balance at beginning of period	$957	$636	$507	$319
Bad debt expense	314	881	127	507
Deductions and write-offs	(1,005)	(560)	2	(319)
Balance at end of period	$266	$957	$636	$507

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 3. Other Current Assets

Other current assets consist of the following:

	Successor
	December 31,
	2009	2008
	(in thousands)
Inventories	$2,408	$2,632
Prepaid expenses	7,489	9,463
Other	521	762
	$10,418	$12,857

Note 4. Property and Equipment, Net

Property and equipment consist of the following:

	Successor
	December 31,
	2009	2008
	(in thousands)
Land and improvements	$724,494	$723,797
Buildings and improvements	378,319	374,406
Furniture, fixtures and equipment	107,183	100,884
Construction in progress	5,004	3,001
	1,215,000	1,202,088
Less accumulated depreciation and amortization	68,204	29,398
	$1,146,796	$1,172,690

Assets recorded under capital leases were approximately $3.4 million at December 31, 2009 and $3.3 million at December 31, 2008 (Successor). Such assets include buildings of approximately $949,000 and $949,000 and equipment of approximately $2.4 million and $2.3 million at December 31, 2009 and December 31, 2008 (Successor), respectively. Accumulated depreciation and amortization at December 31, 2009 and 2008 (Successor) includes amounts recorded for capital leases of $837,000 and $593,000, respectively.

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	Successor
	December 31,
	2009	2008
	(in thousands)
Accrued interest	$1,719	$—
Accrued liabilities	6,467	7,572
Accrued taxes	2,216	2,469
Accrued gaming liabilities	4,194	6,098
Other	4,050	5,644
	$18,646	$21,783

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 6. Leases

For the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), we recorded rental revenue of $6.3 million, $6.6 million, $1.3 million and $9.3 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2009 are as follows:

Years ending December 31,	(in thousands)
2010	$3,092
2011	2,205
2012	1,467
2013	419
2014	274
Thereafter	480
Total	$7,937

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) of $224,000, $130,000, $19,000 and $78,000, respectively.

Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2009:

Years ending December 31,	(in thousands)
2010	$101
2011	53
2012	39
2013	—
2014	—
Thereafter	—
Total	$193

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 6. Leases  – (continued)

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2009:

Years ending December 31,	(in thousands)
2010	$417
2011	417
2012	417
2013	417
2014	469
Thereafter	6,979
Total minimum lease payments	9,116
Less: amount representing interest ranging from 5% to 10%	6,658
Present value of net minimum lease payments	2,458
Less: current portion	263
Long-term capital lease obligation	$2,195

Note 7. Income Taxes

As discussed in Note 1, subsequent to the Acquisition, the Company is no longer a taxable entity for federal or state income tax purposes, and the tax on our income is borne by the members. Hence, no provision or liability for income taxes has been included subsequent to February 20, 2008.

The income tax provision (benefit) attributable to income from operations for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) is comprised of the following:

	Successor		Predecessor
	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year ended December 31, 2007
	(in thousands)
Current	$—	$—	$(2,920)	$15,254
Deferred	—	—	—	348
	$—	$—	$(2,920)	$15,602

Deferred Tax Assets and Liabilities

There were no deferred tax assets or liabilities for the Company at December 31, 2009 and 2008 (Successor).

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 7. Income Taxes  – (continued)

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Successor		Predecessor
	Year Ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008	Year Ended December 31, 2007
Federal statutory rate	—	—	-35.0%	35.0%
Unrecognized tax benefit	—	—	—	-5.7%
Permanent differences	—	—	—	0.4%
Federal income tax credits	—	—	—	-0.9%
	—	—	-35.0%	28.8%

On January 1, 2007, the Company adopted FASB guidance for uncertain tax positions. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of this guidance. As of the date of adoption, the Company’s unrecognized tax benefits totaled $4.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Successor
	As of December 31, 2009	As of December 31, 2008
Balance at beginning of year	$—	$1,844
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reduction as a result of lapse of the applicable statue of limitations	—	—
Settlements	—	—
Reductions due to Acquisition	—	(1,844)
Balance at end of year	$—	$—

We recognize interest related to unrecognized tax benefits in interest expense and penalties, if applicable, as a component of income tax expense. Prior to the closing of the Acquisition, the Company was included in the consolidated filing of AEP which files income tax returns in the U.S. federal jurisdiction and has no income tax filing requirements in any state or foreign jurisdiction. As a result of the Acquisition, AEP assumed all unrecognized tax benefits associated with prior tax return filings. All deferred tax attributes, and the associated recognized and unrecognized tax benefits are no longer a part of the Company. Therefore, the Company had no uncertain tax positions as of December 31, 2009 or 2008 (Successor).

Subsequent to February 20, 2008, we no longer incur any income tax obligations. Therefore, there is no impact to our financial statements as a result of the continuation of this FASB guidance relating to uncertain tax positions. Subsequent to February 20, 2008, we do not believe we have any tax positions taken within our consolidated financial statements that would require recognition under this guidance. Holdings has filed the initial U.S. federal income tax return in which our taxable income or loss has been included. Therefore, Holdings is subject to income tax examinations by major tax authorities for the initial year February 21, 2008 to December 31, 2008 and for the year ended December 31, 2009.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 8. Debt

Long-term debt and capital lease obligations consist of the following:

	Successor
	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Goldman Term Loans and related mezzanine financings, due March 11, 2010, interest at a 3% margin above LIBOR (restructured June 25, 2009)	$—	$1,108,000
2014 Term Loans due June 9, 2014, interest at a 10% margin above LIBOR, with a 2.5% LIBOR floor (paid in full August 14, 2009)	—	—
11% Senior Secured Notes due June 15, 2014	375,000	—
Unamortized discount	(23,564)	—
Capital lease obligations	2,458	1,810
Total long-term debt and capital lease obligations	353,894	1,109,810
Current portion of capital lease obligations	263	861
Total long-term debt and capital lease obligations, net	$353,631	$1,108,949

11% Senior Secured Notes

On August 14, 2009, we issued the 11% Senior Secured Notes pursuant to the Indenture. The 11% Senior Secured Notes mature on June 15, 2014 and bear interest at a rate of 11% per annum. Interest is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009. The obligations are jointly, severally and unconditionally guaranteed by all of the subsidiaries of ACEP other than ACEP Finance and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions. The 11% Senior Secured Notes are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

In accordance with positions established by the SEC, separate financial information with respect to the parent, co-issuer, guarantor subsidiaries and non-guarantor subsidiaries is not required as the parent and co-issuer have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the total assets, stockholders’ equity, revenues, income from operations before income taxes and cash flows from operating activities of the non-guarantor subsidiaries is less than 3% of ACEP’s consolidated amounts.

The gross proceeds from the issuance of the 11% Senior Secured Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans. Upon such payment, the remaining balance of the 2014 Term Loans was forgiven by GSMC. We increased Members’ Equity by $215.6 million for the gain on debt extinguishment.

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the 11% Senior Secured Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $322.5 million as of December 31, 2009.

On or after June 15, 2012, we may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, we may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 8. Debt  – (continued)

Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date. We may, not more than once in any 12-month period ending on June 15, 2010, 2011 and 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date.

If certain change of control events occur as specified in the Indenture, we must offer to repurchase the 11% Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest to the applicable repurchase date.

If ACEP or its subsidiaries sell assets under certain circumstances or experience certain events of loss, we must offer to repurchase the 11% Senior Secured Notes at a repurchase price equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest to the date of purchase, prepayment or redemption, as the case may be.

We are bound by certain covenants contained and defined in the Indenture that requires us to file quarterly and annual reports, and among other things, restricts our ability to:

•	declare or pay dividends and distributions on our equity interests, purchase, redeem, or otherwise retire for value any equity interest, make payments on debt, or make investments;
•	incur indebtedness or issue preferred stock;
•	sell, create liens, or otherwise encumber our assets or equity interests; and
•	enter into transactions with affiliates.

These covenants contained in the Indenture are subject to a number of important limitations and exceptions.

The Indenture provides for events of default, including, but not limited to, cross defaults to certain other debt of ACEP and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 11% Senior Secured Notes will become due and payable immediately without further action or notice. Management believes that we are in compliance with the provisions of the Indenture as of year end and the date of this filing.

2014 Term Loans

On June 25, 2009, we closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall invested $200 million, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP; (ii) Holdings agreed to issue a 22% membership interest in Holdings to an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into the 2014 Term Loans with GSMC evidencing a loan with an aggregate principal amount of $350 million; and (iv) GSMC agreed to terminate the Goldman Term Loans.

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

In connection with the restructure, we were required to account for the transaction under FASB ASC 470-60, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As a result, we presented our

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 8. Debt  – (continued)

restructured debt obligation on the balance sheet as of June 30, 2009 in the amount of $571.8 million, the FASB ASC 470-60 Liability, which was the sum of $350 million, the Note Amount, and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%. In accordance with FASB ASC 470-60, we increased our Members’ Equity by $522.1 million, which is the difference between the Goldman Term Loans and the FASB ASC 470-60 Liability less the closing costs and expenses paid in connection with the restructure. Due to the related party nature of the transaction, the difference was credited directly to Members’ Equity and had no impact on the statement of operations. All interest payments were accounted for as a reduction to the outstanding balance of the FASB ASC 470-60 Liability. As a result, we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations.

The restructuring of the Goldman Term Loans is expected to result in the recognition of a significant amount of cancellation of indebtedness taxable income by our owners. However, there is no current plan for us to make tax distributions in respect of such income and the terms of the 11% Senior Secured Notes restricts our ability to make any such tax distributions.

In connection with the redemption of the 2014 Term Loans we terminated all the cash management agreements that we were required to maintain. Accordingly, the amounts recorded as restricted cash related to the cash management agreements have been released and are now included in our cash balance on the consolidated balance sheet.

Goldman Term Loans

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, which were amended on June 13, 2008, from Goldman Sachs Commercial Mortgage Capital, L.P., or the Lender, pursuant to certain mortgage and mezzanine loan agreements. The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options. Interest was due and payable monthly at a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The Goldman Term Loans were satisfied by the restructuring related to the 2014 Term Loans.

7.85% Senior Secured Notes

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

In addition, ACEP repaid in full all amounts outstanding, and terminated all commitments, under its senior secured revolving credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder. The costs related to the early extinguishment of debt totaled $13.6 million and consisted mainly of prepayment penalties and the write-off of deferred financing costs.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 9. Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 8. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million for the year ended December 31, 2009, compared to approximately $55.3 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. In addition, we paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. During the year ended December 31, 2009 (Successor), we also paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans.

On August 14, 2009, we issued an aggregate principal amount of $375 million of 11% Senior Secured Notes. Goldman Sachs was the initial purchaser of the 11% Senior Secured Notes. We used the gross proceeds from the offering of the 11% Senior Secured Notes, approximately $311.3 million, to repay the 2014 Term Loans, which were held by GSMC, an affiliate of Goldman Sachs and Whitehall 2007, owners of a majority of our indirect interests. Upon such payment, the remaining balance of 2014 Term Loans was forgiven by GSMC. Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the 11% Senior Secured Notes was credited directly to Members Equity. Goldman Sachs has advised us that they intend to make a market in the 11% Senior Secured Notes.

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the year ended December 31, 2009, the period January 1, 2008 to February 20, 2008 (Predecessor) or the period February 21, 2008 through December 31, 2008. We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009 compared to $4.0 million in Hotel revenues, $88,000 in Casino revenues, $284,000 in Food and beverage revenues and $731,000 in Tower, retail and other revenues for the period February 21, 2008 through December 31, 2008 (Successor) and $559,000 in Hotel revenues, $12,000 in Casino revenues, $39,000 in Food and beverage revenues and $100,000 in Tower, retail and other revenues for the period January 1, 2008 through February 21, 2008 (Predecessor). CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 9. Related Party Transactions  – (continued)

Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009, compared to $765,000 for the period February 21, 2008 through December 31, 2008 (Predecessor) and $0 for the period January 1, 2008 to February 20, 2008. CRI owed us $184,000 as of December 31, 2009, which is fully reserved, and approximately $653,000 as of December 31, 2008, which is recorded in related party accounts receivable on the consolidated balance sheet.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.8 million for the year ended December 31, 2009 compared to $2.6 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 through February 20, 2008 (Predecessor). We incurred no development fees for the year ended December 31, 2009 (Successor) compared to approximately $859,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). We have reimbursed Highgate $0 for travel and entertainment expenses for the year ended December 31, 2009 (Successor) compared to approximately $106,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Highgate approximately $192,000 and $1.4 million, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. We expensed fees of approximately $518,000 for the year ended December 31, 2009 (Successor) compared to $93,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed TTL approximately $6,000 and $60,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers. We expensed fees of approximately $84,000 for the year ended December 31, 2009 (Successor) compared to $193,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Archon approximately $1,000 and $3,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $36,000 for the year ended December 31, 2009 (Successor) compared to $0 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Nor1 $1,000 and $0, respectively.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 9. Related Party Transactions  – (continued)

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

Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 and the twelve months ended December 31, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., or IELP, controlled by Carl C. Icahn, and had the following related party transactions:

As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $0, $0, and $119,000, respectively. As of the date of the Acquisition, the intercompany services arrangement was terminated.

During the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000, and $199,500, respectively. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.

Note 10. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, Goodwill and Intangible Assets.

The Company’s finite-lived acquired intangible assets include advance reservations and player loyalty plan. The Company’s infinite-lived acquired intangible assets include trade names. Acquired assets are recorded at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 10. Goodwill and Other Intangible Assets  – (continued)

As of December 31, 2009 (Successor) and 2008 (Successor), we had the following intangible assets.

		(in thousands)
		December 31, 2009 (Successor)			December 31, 2008 (Successor)
	Asset Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Advance reservations	2 Months	—	—	—	618	(618)	—
Player Loyalty Plan	5 Years	7,450	(2,731)	4,719	7,450	(1,242)	6,208
		$7,450	$(2,731)	$4,719	$8,068	$(1,860)	$6,208
Non-amortizing intangible assets:
Trade Name				$17,797			$24,910
				$22,516			$31,118

We completed our 2009 annual impairment test of indefinite-lived intangible assets. As a result of this analysis, we have recognized a non-cash impairment charge of approximately $7.1 million related to trade names in the fourth quarter of 2009. As a result of our 2008 annual impairment test, we recognized a non-cash impairment charge of approximately $11.9 million, approximately $7.0 million is related to goodwill and approximately $4.9 million is related to trade name, in the fourth quarter of 2008. Upon completion of our 2008 annual impairment test of goodwill and indefinite-lived intangible assets, the entire goodwill balance of $7.0 million was impaired and written off. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Amortization expense relating to finite lived intangible assets was $1.5 million for the year ended December 31, 2009 and $1.9 million for the period February 21, 2008 through December 31, 2008 (Successor). Future amortization expense is expected to be approximately $1.5 million in 2010, 2011 and 2012, and $0.2 million in 2013.

Note 11. Employee Benefit Plans

Approximately 41% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $9.3 million, $8.0 million, $1.2 million and $9.0 million for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 11. Employee Benefit Plans  – (continued)

company suspended the 401(k) match program. The Company recorded $0.2 million, $0.8 million, $0.2 million and $1.0 million, for matching contributions for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), respectively.

Effective January 1, 2005, we established a management incentive plan, or the MIP, to provide members of our executive management, other than our Chief Executive Officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives. As of the date of the Acquisition, the MIP was terminated. Awards of $2.7 million were made under the MIP in 2007.

Note 12. Commitments & Contingencies

On March 9, 2010, each of Frank V. Riolo, Thomas I. Moore and Paul Hobson, each an Executive, entered into an Employment Agreement (collectively, the 2010 Agreements) with the Company, effective March 9, 2010. The 2010 Agreements include provisions for base salary and bonus, as well as termination.

On October 23, 2008, each of Edward W. Martin III and Phyllis A. Gilland, each an Executive, entered into an Employment Agreement (individually, the Agreement, and, collectively, the Agreements) with the Company, effective October 23, 2008. The Agreements include provisions for base salary and bonus, as well as, termination.

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

On December 19, 2007, each of Richard P. Brown and Denise Barton, each an Executive, entered into an Amended and Restated Employment Agreement (individually, the Amended Agreement, and, collectively, the Amended Agreements) with the Company, effective January 1, 2007 and April 1, 2007, respectively. The Amended Agreements amended and restated in their entirety the employment agreements. The Amended Agreements included provisions for base salary and bonus, as well as, termination and “Change of Control” provisions. The Amended Agreements were terminated at the closing of the Acquisition, and all amounts due and owing were paid.

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
THE YEAR ENDED DECEMBER 31, 2009, THE PERIOD FEBRUARY 21, 2008 THROUGH
DECEMBER 31, 2008 (SUCCESSOR), THE PERIOD JANUARY 1, 2008 THROUGH
FEBRUARY 20, 2008 AND THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR)

Note 13. Acquisitions  – (continued)

The following table sets forth the allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,006
Reserves and pre-payments	49,482
Total Purchase Price	$1,297,147
Cash and cash equivalents	$38,205
Investment-restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable – trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligation	(525)
Estimated Working Capital	$18,285
Total Amount Paid	$1,315,432

Note 14. Selected Quarterly Financial Information (Unaudited)

	Year ended December 31, 2009
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$93,690	$94,151	$87,669	$80,540	$356,050
Income from operations	10,226	9,944	3,913	(6,276)	17,807
Net income (loss)	(1,605)	(844)	(1,783)	(17,588)	(21,820)

	Year ended December 31, 2008
	First	First	Second	Third	Fourth	Total	Total
	Predecessor	Successor	Successor	Successor	Successor	Predecessor	Successor
	(In thousands)
Net Revenues	$59,619	$54,451	$110,633	$105,667	$94,000	$59,619	$364,751
Income from operations	7,477	13,474	15,431	8,967	(7,553)	7,477	30,319
Net income (loss)	(5,425)	5,159	(2,192)	(7,967)	(26,415)	(5,425)	(31,415)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control — Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table sets forth certain information as of March 22, 2010 concerning our directors and executive officers:

Name	Age	Position
Alan Kava	44	Board Member
Peter Weidman	36	Board Member
Steven Angel	40	Board Member
Frank V. Riolo	58	Chief Executive Officer and Board Member
Edward W. Martin III	45	Chief Financial Officer, Treasurer and Board Member

The following table sets forth certain information as of December 31, 2009, concerning certain key employees:

Name	Age	Position
Phyllis A. Gilland	51	Vice President, General Counsel and Secretary
Ronald P. Lurie	68	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul Hobson	43	General Manager — Aquarius Casino Resort
Mark Majetich	59	Senior Vice President, General Manager — Arizona Charlie’s Boulder

Alan Kava became a director in December 2009 upon election by the Board. Mr. Kava is a member of the audit and compensation committees. He was elected a partner of Goldman Sachs in 2008. He joined Goldman Sachs in 1999 as a vice president and was promoted to managing director in 2002. He is co-head of the Americas for the Real Estate Principal Investment Area. Prior to joining Goldman Sachs, he was an attorney with Simpson, Thacher & Bartlett LLP. Mr. Kava has been a board member of Hilton Hotels Corporation, since January 2010.

Peter Weidman became a director in January 2010 upon election by the Board. Mr. Weidman is a member of the audit and compensation committees. He has been a managing director of Goldman Sachs since 2007, working in the Real Estate Principal Investment area since joining the firm in 1999. Prior to joining Goldman Sachs, he worked as an analyst in the Real Estate Investment Banking Group at Salomon Brothers and then at Averstar Capital Partners, a real estate development and private equity firm. He is also a director of National Golf Properties, LLC and American Golf Corporation, both since 2009.

Steven Angel became a director in March 2009 upon election by the Board. Mr. Angel is a member of the audit and compensation committees. He has been a managing director of Goldman Sachs since 2008 and a vice president in the Real Estate Principal Investment Area since 2004. From 2002 until joining Goldman Sachs, Mr. Angel was an equity research analyst for Lehman Brothers. In October 2009 he also became a board member of Colony Resorts LVH Acquisitions LLC.

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

Phyllis A. Gilland has served as our Vice President, General Counsel and Secretary since October 2008. Ms. Gilland is also our corporate Compliance Officer, oversees corporate legal issues and is responsible for the retail, risk management and security investigations departments. Ms. Gilland has developed and implemented the legal strategy for many companies in the areas of regulatory and business compliance, corporate governance, claim management, real estate matters, risk management and mergers and acquisitions. She also has experience operating businesses with responsibilities for overseeing sales, marketing, finance and human resources departments. Prior to joining ACEP, from 2000 to 2007 Ms. Gilland served as general counsel and chief financial officer for Taylor Construction Group Companies, headquartered in Des Moines, Iowa with affiliates around the country, including Las Vegas, Nevada and with several of their subsidiaries. Prior to Taylor Construction, she served as general counsel for Principal International, Inc. from 1999 through 2000 and associate general counsel for Principal Financial Group from 1994 through 1999. In addition, Ms. Gilland has held positions with the Resolution Trust Corporation and KPMG.

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

Paul Hobson has served as General Manager of Aquarius Casino Resort since December 2008. From 1998 to 2008, he was a member of Primm Valley Casino Resorts executive team; most recently as Senior Vice President of Operations in Primm, Nevada. During his tenure there, his areas of responsibility expanded while in the employment of the Primadonna Co., LLC, MGM MIRAGE and Herbst Gaming. Ultimately, his responsibilities included strategic planning and oversight of three fully appointed casino resorts, two championship golf courses, and one of the highest volume gas stations in the United States. Other managed areas of the resort complex included California’s busiest lottery store, a truck stop and theme-park-style amusement rides. Mr. Hobson brings nearly 20 years of gaming and hospitality experience, and has also held financial management positions with both Caesars Palace in Las Vegas, Nevada and Caesars Tahoe in South Lake Tahoe, Nevada.

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

Qualifications of Board of Directors

The board of directors has concluded that, based on each director’s experience, qualifications, attributes or skills on an individual basis and in combination with those of the other directors, each director should serve as a director. Among other attributes common to all directors are their ability to review critically, evaluate, question and discuss information provided to them, to interact effectively with the various service providers to the Company, and to exercise reasonable business judgment in the performance of their duties as directors. In addition, the board of directors has taken into account the actual service and commitment of the directors during their tenure in concluding that each should continue to serve. A director’s ability to perform his or her duties effectively may have been attained through a director’s educational background or professional training; business, consulting, public service or academic positions; experience from service as a director of the Company, public companies, or non-profit entities or other organizations; or other experiences. Also, set forth below is a brief discussion of the specific experience qualifications, attributes or skills of each director that led the board of directors to conclude that he or she should serve as a director.

Alan Kava was selected to be a director of the Company given his experience as co-head for the Americas of the Real Estate Principal Investment Area and as a member of the Investment Committees of The Whitehall Street Real Estate Funds, Goldman Sachs Real Estate Mezzanine Partners and the Caribbean Property Fund, as well as a director of Hilton Hotels Corporation, his previous experience as an associate attorney in the corporate and real estate departments of Simpson Thacher & Bartlett, and his experience in the real estate, hotel and gaming industries.

Peter Weidman was selected to be a director of the Company given his experience as a managing director of Goldman, Sachs & Co. and his work in their Real Estate Principal Investment Area, his experience as an analyst in the Real Estate Investment Banking Group at Salomon Brothers and then at Averstar Capital Partners, and his experience in the real estate, hotel and gaming industries.

Steven Angel was selected to be a director of the Company given his experience as a managing director of Goldman Sachs, and as a vice president in the Real Estate Principal Investment Area, as well as his experience as an equity research analyst for Lehman Brothers and his experience in the real estate, hotel and gaming industries.

Frank V. Riolo was selected to be a director of the Company given his experience operating Riolo Group, LLC and serving as Chief Executive Officer of Viejas Enterprises, as well as his experience serving as our Chief Executive Officer and his experience in the real estate, hotel and gaming industries.

Edward W. Martin, III was selected to be a director of the Company given his experience as Vice President of Gaming Development for Station Casinos, Inc., Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC, and Chief Financial Officer of the Maloof Companies, as well as his experience serving as our Chief Financial Officer and Treasurer and his experience in the real estate, hotel and gaming industries.

Family Relationships

No family relationships exist between any directors or executive officers of ACEP.

Audit Committee

On September 30, 2008, our Board of Directors had established an audit committee initially consisting of Mr. Rothenberg, Mr. Cramer and Mr. Langer through December 31, 2008. Mr. Rothenberg resigned from our Board on March 9, 2009. On March 19, 2009, Mr. Angel was appointed to the audit committee. Mr. Cramer resigned from our Board on September 11, 2009 and Mr. Langer resigned from our Board on December 31, 2009. On December 31, 2009, Messrs. Kava and Powers were appointed to the audit committee. Mr. Powers resigned from our Board on January 19, 2010 and Mr. Weidman was appointed to the audit committee.

The audit committee met formally four times during our 2009 fiscal year. The audit committee reviewed potential conflicts of interest which may have arisen between us and our affiliates.

Our Board of Directors determined that we did not have an ‘audit committee financial expert,’ within the meaning of Item 407(d)(5) of Regulation S-K, serving on the audit committee. The Board believed that each member of the audit committee was financially literate and possessed sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee, to be fully capable of discharging his duties as a member of the audit committee. However, none of the members of the audit committee had a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements.’ If the audit committee determined that it requires additional financial expertise, it would have either engaged professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 407(d)(5) of Regulation S-K.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2009 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2009 audited financial statements be included in this annual report on Form 10-K.

This report is provided by the following directors, who constitute the audit committee:

Alan Kava
Peter Weidman
Steven Angel

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and other senior officers, or persons performing similar functions. The Code of Business Conduct and Ethics is included herewith as Exhibit 14.1.

Corporate Governance Guidelines

Our Corporate Governance Guidelines may be obtained without charge, by writing to American Casino & Entertainment Properties LLC, 2000 Las Vegas Boulevard South Las Vegas, NV, 89104, attention: Investor Relations.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with management. Based on that review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

This report is provided by the following directors, who constitute the compensation committee:

Alan Kava
Peter Weidman
Steven Angel

Compensation Committee Interlocks and Insider Participation

During our 2009 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

We are a limited liability company with two members, and our securities are not publicly traded. Therefore, we do not pay compensation in options, units or other equity-based awards.

Individual Performance Measurement

Our Board sets performance goals for our executive officers, including operational, growth and leadership goals for the organizations they manage. At the end of each year, the Board, with input from our Chief Executive Officer, assess each executive’s performance against his or her pre-established goals and determines a performance rating. The Board uses this assessment to inform its discretion in determining the individual component of the cash bonus. This performance appraisal process is largely subjective, with much discretion exercised by our Board and performance review by our Chief Executive Officer. There is no specific weight given to any one individual goal or performance criterion. The assessment is based on our Board’s and Chief

Executive Officer’s determinations regarding how well the executive performed his or her job, and such assessment is qualitative, not quantitative, in nature. For example, when determining how well each of the executive’s grew his or her organization, they place more importance on the quality of the new hires than on the number or percentage of people hired. The performance appraisal process is the same for each of our executive officers.

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

Management Incentive Plan and Key Employee Plan

Effective January 1, 2005, we established a management incentive plan, or the MIP, to provide members of our executive management, other than our Chief Executive Officer, with additional compensation for their contribution to the achievement of our corporate objectives. Upon closing the Acquisition, we terminated the MIP. Awards of $2.7 million were made under the MIP in 2007.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program. The Company recorded $0.2 million, $0.8 million, $0.2 million and $1.0 million, for matching contributions for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor), respectively.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2009, 2008 and 2007, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

	Summary Compensation Table(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Frank V. Riolo (PEO) Chief Executive Officer	2009	623,077	300,000	—	7,589	930,666
	2008	378,461	75,000	—	7,703	461,164
Edward W. Martin III (PFO) Chief Financial Officer & Treasurer	2009	323,077	200,000	—	13,970	537,047
	2008	66,923	15,000	—	—	81,923

Paul Hobson General Manager, Aquarius Casino Resort	2009	178,365	150,000	—	9,083	337,448

Ronald Lurie Executive Vice President & General Manager, Arizona Charlie’s Decatur	2009	259,614	25,000	—	13,253	297,867
	2008	244,784	5,000	26,288	249,007	525,079
	2007	238,527	—	13,144	12,660	264,331
Brian Gress Vice President, Planning & Analysis	2009	155,769	—	—	99,255	255,024
	2008	42,692	—	—	33,415	76,107

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.
(2)	For the year 2009, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 2, 2010, related to 2009. The amounts were paid in 2010. For the year 2008, represents amounts approved by the Board, upon recommendation of the compensation committee, on March 19, 2009, related to 2008. The amounts were paid in 2009.
(3)	Represents MIP payments related to the termination of the MIP in conjunction with the Acquisition for 2008 and payment for performance in the applicable year made in February of the following year under the MIP for 2007.
(4)	Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. It also includes for 2009 auto allowances of $2,817 and $4,200 for Mr. Riolo and Mr. Hobson, respectively and a $95,000 bonus for Mr. Gress as stipulated in his employment agreement. For 2008, it also includes relocation expenses of $5,000 and an auto allowance of $1,174 for Mr. Riolo, a $240,383 retention payment for Mr. Lurie and a $25,000 signing bonus for Mr. Gress.

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

On March 9, 2010 we entered into an employment agreement with our Chief Executive Officer, Frank Riolo. Under the terms of his employment agreement, Mr. Riolo will receive an annual base salary of $600,000. Mr. Riolo is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Riolo will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Riolo’s employment agreement is effective as of March 9, 2010 and continues through April 29, 2011. In the event that Mr. Riolo’s employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Riolo will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Riolo is terminated without cause (as defined in his employment agreement), Mr. Riolo will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.

On March 9, 2010 we entered into an employment agreement with our General Manager of the Aquarius, Paul Hobson. Under the terms of his employment agreement, Mr. Hobson will receive an annual base salary of $250,000. Mr. Hobson is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Hobson will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Hobson’s employment agreement is effective as of March 9, 2010 and continues through March 9, 2012. In the event that Mr. Hobson’s employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Hobson will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Hobson is terminated without cause (as defined in his employment agreement), Mr. Hobson will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $250,000, within 15 days.

On March 9, 2010 we entered into an employment agreement with our President of Stratosphere Development, LLC, Thomas I. Moore. Under the terms of his employment agreement, Mr. Moore will receive an annual base salary of $400,000. Mr. Moore is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Moore will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Moore’s employment agreement is effective as of March 9, 2010 and continues through March 9, 2012. In the event that Mr. Moore’s employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Moore will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Moore is terminated without cause (as defined in his employment agreement), Mr. Moore will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $390,000, within 15 days.

On September 24, 2008 and September 25, 2008, Edward W. Martin, III, was appointed as our Chief Financial Officer and Treasurer, respectively, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975). On October 23, 2008, we entered into an employment agreement with Mr. Martin. Under the terms of his employment agreement, Mr. Martin will receive an annual base salary of $300,000. Mr. Martin is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Martin will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Martin’s employment agreement is effective as of October 23, 2008 and continues through October 22, 2011. In the event that Mr. Martin’s employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Martin is terminated without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.

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

The amended and restated employment agreements provided for certain severance payments upon a change of control of ACEP and termination without cause. On April 2, 2008, Mr. Brown resigned from all of his positions with us, as previously reported in our Current Report on Form 8-K, filed with the SEC on April 21, 2008. On September 3, 2008, we terminated the employment of Ms. Barton, as previously reported in our Current Report on Form 8-K, filed with the SEC on September 8, 2008. The amended agreements are filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on December 27, 2007.

Effective August 20, 2009, Mr. Keith no longer serves as President of Stratosphere Gaming LLC, as previously reported in our Current Report on Form 8-K, filed with the SEC on August 24, 2009 (SEC File No. 000-52975). We entered into a consulting agreement with Mr. Keith effective August 27, 2009 through

August 30, 2010. In consideration of the provisions of the consulting services, Mr. Keith received consulting fees of $212,500 on September 11, 2009 and received consulting fees of $212,500 on January 31, 2010. In addition, Mr. Keith is entitled to be reimbursed for certain expenses.

Compensation of Directors

Steven Angel, Alan Kava, Richard Powers, Peter Weidman, Stuart Rothenberg, Brahm Cramer and Jonathan Langer did not receive any compensation for their service as members of our Board in 2009. Mr. Rothenberg resigned from our Board on March 9, 2009, Mr. Cramer resigned from the Board on September 11, 2009 and Mr. Langer resigned from the Board on December 31, 2009. Mr. Powers resigned from the Board on January 19, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voteco owns 100% of our issued and outstanding Class A Interest. Holdings owns 100% of our issued and outstanding Class B Interest. The address of Voteco is 85 Broad Street, New York, NY 10004 and the address of Holdings is 85 Broad Street, New York, NY 10004.

Messrs. Cramer, Langer and Angel own 100% of the membership interests of Voteco. In connection with his resignation from our Board, Mr. Rothenberg also resigned as a manager of Voteco and renounced any voting or management rights he may have as a member of Voteco. Mr. Angel acquired 100% of Mr. Rothenberg’s membership interest in Voteco on August 20, 2009. As a result of the resignation of Mr. Langer as manager of Voteco on December 31, 2009, Messrs. Kava and Powers were appointed as managers of Voteco. Upon Mr. Power’s resignation from the Board on January 19, 2010, Mr. Weidman was appointed as manager of Voteco. As of January 19, 2009, Messrs. Angel, Kava and Weidman are the managers of Voteco and Messrs. Cramer and Langer are non-managing members of Voteco.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 8. “Debt,” in the “Notes to Consolidated Financial Statements,” for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million for the year ended December 31, 2009, compared to approximately $55.3 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. In addition, we paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. During the year ended December 31, 2009 (Successor), we also paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans.

On August 14, 2009, we issued an aggregate principal amount of $375 million of 11% Senior Secured Notes. Goldman Sachs was the initial purchaser of the 11% Senior Secured Notes. We used the gross proceeds from the offering of the 11% Senior Secured Notes, approximately $311.3 million, to repay the 2014 Term Loans, which were held by GSMC, an affiliate of Goldman Sachs and Whitehall 2007, owners of a majority of our indirect interests. Upon such payment, the remaining balance of 2014 Term Loans was forgiven by GSMC. Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the 11% Senior Secured Notes was credited directly to Members Equity. Goldman Sachs has advised us that they intend to make a market in the 11% Senior Secured Notes.

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the year ended December 31, 2009, the period January 1, 2008 to February 20, 2008 (Predecessor) or the period February 21, 2008 through December 31, 2008. We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009 compared to $4.0 million in Hotel revenues, $88,000 in Casino revenues, $284,000 in Food and beverage revenues and $731,000 in Tower, retail and other revenues for the period February 21, 2008 through December 31, 2008 (Successor) and $559,000 in Hotel revenues, $12,000 in Casino revenues, $39,000 in Food and beverage revenues and $100,000 in Tower, retail and other revenues for the period January 1, 2008 through February 21, 2008 (Predecessor). CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009, compared to $765,000 for the period February 21, 2008 through December 31, 2008 (Predecessor) and $0 for the period January 1, 2008 to February 20, 2008. CRI owed us $184,000 as of December 31, 2009, which is fully reserved, and approximately $653,000 as of December 31, 2008, which is recorded in related party accounts receivable on the consolidated balance sheet.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.8 million for the year ended December 31, 2009 compared to $2.6 million and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 through February 20, 2008 (Predecessor). We incurred no development fees for the year ended December 31, 2009 (Successor) compared to approximately $859,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). We have reimbursed Highgate $0 for travel and entertainment expenses for the year ended December 31, 2009 (Successor) compared to approximately $106,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Highgate approximately $192,000 and $1.4 million, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. We expensed fees of approximately $518,000 for the year ended December 31, 2009 (Successor) compared to $93,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period

January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed TTL approximately $6,000 and $60,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers. We expensed fees of approximately $84,000 for the year ended December 31, 2009 (Successor) compared to $193,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Archon approximately $1,000 and $3,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $36,000 for the year ended December 31, 2009 (Successor) compared to $0 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 to February 20, 2008 (Predecessor). As of December 31, 2009 and December 31, 2008, we owed Nor1 $1,000 and $0, respectively.

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

Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 and the twelve months ended December 31, 2007, our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., or IELP, controlled by Carl C. Icahn, and had the following related party transactions:

As of May 26, 2004, we entered into an intercompany services arrangement, to provide management and consulting services, with Atlantic Coast Entertainment Holdings, Inc., the former owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which was controlled by affiliates of Mr. Icahn at that date and currently is controlled by IELP. We were compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we billed Atlantic Cost Entertainment Holdings, Inc. and its affiliates approximately $0, $0, and $119,000, respectively. As of the date of the Acquisition, the intercompany services arrangement was terminated.

During the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000, and $199,500, respectively. The amounts paid for the provided services approximated their fair value. As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.

Prior to the closing of the Acquisition, all related person transactions that were approved or ratified by the audit committee were disclosed to the full board of directors. All related person transactions were also disclosed in our applicable filings if required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Tax Allocation Agreement

We and our subsidiaries entered into a tax allocation agreement with our former direct parent, American Entertainment Properties Corp., or AEP. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement. The tax allocation agreement provided for payments to our parent of the tax liabilities, which we refer to as the standalone tax liabilities, of us and our subsidiaries, calculated as if we and our subsidiaries were a group of corporations filing consolidated income tax returns separately from our parent, which we refer to as the standalone group. The tax allocation agreement also provided for payments by our parent to us whenever previously paid standalone tax liabilities must be reduced either as a result of a subsequent determination such as by a governmental authority, or as a result of the incurrence by the standalone group of net operating losses, net capital losses or credits that could have been carried back to prior years if we had filed tax returns as a stand alone group. As of December 31, 2007, we have a $0 income tax receivable from AEP and a $0 income tax payable to New Seabury, pursuant to the provision of the tax allocation agreement. As of December 31, 2007, we were owed $0 from AEP, related to the tax allocation agreement.

Director Independence

We believe that Messrs. Kava, Weidman, Angel, Riolo, and Martin are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because they are the beneficial owners of 100% of the Class A Interests. In addition, our former directors, Messrs. Rothenberg, Cramer, Langer and Powers, were not independent. ACEP has no securities listed on the NYSE and, therefore, are not subject to the NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2009 and 2008 services:

	Grant Thornton, LLP Successor
	2009	2008
Audit related fees	$545,000	$626,600
All other fees(1)	248,100	—
Tax fees(2)	14,900	36,900
Total fees	$808,000	$663,500

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2009 or 2008.

(1)	Other fees include fees for work related to our debt restructure.
(2)	Fees related to the preparation of the consolidated tax return for the year ended December 31, 2008.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2009 and 2008 all such engagements and fees were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Page
Report of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets as of December 31, 2009 (Successor) and 2008 (Predecessor)	45
Consolidated Statements of Operations for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	46
Consolidated Statements of Cash Flows for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	47
Consolidated Statements of Members’/Stockholders’ Equity for the year ended December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 to February 20, 2008 and the year ended December 31, 2007 (Predecessor)	48
Notes to Consolidated Financial Statements	49

3. List of Exhibits

EXHIBITS INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (ACEP) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
3.2	Amended and Restated Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.1 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).
4.1	Indenture, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).
4.2	Registration Rights Agreement, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and the initial purchaser of American Casino & Entertainment Properties LLC’s and ACEP Finance Corp.’s 11% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.7 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).
4.3	Pledge and Security Agreement, dated as of August 14, 2009, by and among, American Casino & Entertainment Properties LLC, ACEP Finance Corp., the other subsidiaries of American Casino & Entertainment Properties LLC listed on the signature pages thereof and The Bank of New York Mellon, as collateral trustee (incorporated by reference to Exhibit 4.8 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).
4.4	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing,, dated as of August 14, 2009, by and among W2007 Stratosphere Propco, L.P., W2007 Stratosphere Land Propco, L.P., W2007 Aquarius Propco, L.P., W2007 Arizona Charlie’s Propco, L.P. and W2007 Fresca Propco, L.P., as grantors, Fidelity National Title Agency of Nevada, Inc., as trustee and The Bank of New York Mellon, as beneficiary (incorporated by reference to Exhibit 4.9 of the American Casino & Entertainment Properties LLC current report on Form 8-K filed (SEC File No. 000-52975), on August 19, 2009).
4.5	Collateral Trust Agreement, dated as of August 14, 2009, by and among American Casino & Entertainment Properties LLC, ACEP, Finance Corp., the guarantors from time to time party thereto, The Bank of New York Mellon, as trustee, the other secured debt representatives from time to time party thereto, and The Bank of New York Mellon, as collateral trustee (incorporated by reference to Exhibit 4.10 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).
4.6	Transfer Restriction Agreement, dated February 20, 2008, among Stuart Rothenberg, Brahm Cramer, Jonathan Langer, 2007/ACEP Holdings, LLC and W2007/ACEP Managers Voteco, LLC (incorporated by reference to Exhibit 4.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).
10.1	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2006).
*10.2	Amended Employment Agreement, dated as of December 19, 2007, by and between ACEP and Denise Barton (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

Exhibit No.	Description
*10.3	Amended Employment Agreement, effective as of December 19, 2007, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).
*10.4	Amended Management Incentive Plan, effective January 1, 2005, revised June 25, 2007, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on June 29, 2007).
*10.5	Employment Agreement, effective October 23, 2008, by and between ACEP and Edward W. Martin III (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).
*10.6	Employment Agreement, effective October 23, 2008, by and between ACEP and Phyllis A. Gilland.
*10.7	Employment Agreement, effective October 23, 2008, by and between ACEP and Arthur Keith (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).
*10.8	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Edward W. Martin, III (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).
*10.9	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Phyllis A. Gilland.
*10.10	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Arthur Keith (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).
*10.11	Employment Agreement, effective March 9, 2010, by and between ACEP and Frank V. Riolo (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).
*10.12	Employment Agreement, effective March 9, 2010, by and between Aquarius Gaming LLC and Paul Hobson (incorporated by reference to Exhibit 10.03 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).
*10.13	Employment Agreement, effective March 9, 2010, by and between ACEP and Thomas I. Moore (incorporated by reference to Exhibit 10.02 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).
14.1	Code of Business Conduct and Ethics.
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
By: /s/ Frank V. Riolo Frank V. Riolo Chief Executive Officer
Date: March 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo Frank V. Riolo	Chief Executive Officer (Principal Executive Officer)	March 22, 2010
/s/ Edward W. Martin III Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 22, 2010
/s/ Alan Kava Alan Kava	Board Member	March 22, 2010
/s/ Peter Weidman Peter Weidman	Board Member	March 22, 2010
/s/ Steven Angel Steven Angel	Board Member	March 22, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2009. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.