Form 10-Q
period 2010-03-31
American Casino & Entertainment Properties LLC
filed 2010-05-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

TABLE OF CONTENTS

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$113,811	$101,092
Investments-restricted	1,857	1,857
Accounts receivable, net	3,160	3,250
Other current assets	12,379	10,418
Total Current Assets	131,207	116,617
Property and equipment, net	1,141,011	1,146,796
Debt issuance costs, net	3,338	2,940
Intangible and other assets	23,180	22,606
Total Assets	$1,298,736	$1,288,959

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,515	$3,236
Accrued expenses	28,844	18,646
Accounts payable and accrued expenses - related party	49	200
Accrued payroll and related expenses	11,031	10,818
Current portion of capital lease obligations	265	263
Total Current Liabilities	44,704	33,163

Long-Term Liabilities:
Long-term debt, net of unamortized discount	352,432	351,436
Capital lease obligations, less current portion	2,127	2,195
Total Long-Term Liabilities	354,559	353,631

Total Liabilities	399,263	386,794

Commitments and Contingencies

Members' Equity:
Members' Equity	899,473	902,165
Total Members' Equity	899,473	902,165
Total Liabilities and Members' Equity	$1,298,736	$1,288,959

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(Unaudited)
	(In thousands)
Revenues:
Casino	$55,903	$59,451
Hotel	13,845	14,981
Food and beverage	17,022	18,646
Tower, retail and other	7,291	8,192
Gross revenues	94,061	101,270
Less promotional allowances	6,288	7,580
Net revenues	87,773	93,690

Costs And Expenses:
Casino	17,168	18,927
Hotel	8,157	8,311
Food and beverage	12,858	13,254
Other operating expenses	3,030	3,449
Selling, general and administrative	26,828	28,856
Depreciation and amortization	10,612	9,902
Pre-opening costs	154	-
(Gain) loss on sale of assets	(19)	15
Management fee - related party	375	750
Total costs and expenses	79,163	83,464

Income From Operations	8,610	10,226

Other Income (Expense):
Interest income	4	40
Interest expense	(11,306)	(675)
Interest expense - related party	-	(11,196)
Total other expense, net	(11,302)	(11,831)

Net Loss	$(2,692)	$(1,605)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,692)	$(1,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,612	9,902
Amortization of debt issuance costs	1,179	1,959
(Gain) loss on sale of assets	(19)	15
Changes in operating assets and liabilities:
Restricted Cash	-	12,496
Accounts receivable, net	90	457
Other assets	(1,945)	(584)
Accounts payable and accrued expenses	10,511	(5,903)
Related party activity, net	(151)	39
Net Cash Provided by Operating Activities	17,585	16,776

Cash Flows From Investing Activities:
Acquisition of property and equipment	(4,423)	(3,625)
Increase in intangible assets	(338)	-
Proceeds from sale of property and equipment	70	55
Net Cash Used in Investing Activities	(4,691)	(3,570)

Cash Flows From Financing Activities:
Debt issuance costs	(109)	-
Payments on capital lease obligation	(66)	(90)
Net Cash Used in Financing Activities	(175)	(90)

Net increase in cash and cash equivalents	12,719	13,116
Cash and cash equivalents - beginning of period	101,092	30,366
Cash and cash equivalents - end of period	$113,811	$43,482

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$40	$28
Cash paid during the period for interest - related party, net of amounts capitalized	$-	$10,185

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$707	$-
Accrued debt issuance costs	$472	$-

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2009	$-	$902,165	$902,165
Net loss	-	(2,692)	(2,692)
Balances at March 31, 2010	$-	$899,473	$899,473

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  The Company

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. As used in this Quarterly Report on Form 10-Q, the terms “ACEP”, “company”, “we”, “our”, “ours”, and “us” refer to American Casino &Entertainment Properties LLC and its subsidiaries, unless the context suggests otherwise. ACEP is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada.  We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006.  The Aquarius operates in Laughlin, Nevada.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion.  Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. Voteco’s acquisition of ACEP, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.

On February 23, 2010, ACEP and ACEP Finance Corp., or ACEP Finance and, together with ACEP, the Issuers, completed an exchange offer registered with the Securities and Exchange Commission, or SEC, in which the Issuers issued approximately $374.9 million aggregate principal amount of their 11% Senior Secured Notes due 2014, or SEC-Registered Notes, in exchange for $374.9 million of their outstanding, 11% Senior Secured Notes due 2014, or the Unregistered Notes, issued in a transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended the Securities Act. The SEC-Registered Notes have substantially identical terms to the Unregistered Notes, except that the SEC-Registered Notes were issued in a transaction registered under the Securities Act. The SEC-Registered Notes and the Unregistered Notes are collectively referred to herein as the 11% Senior Secured Notes.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2009 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2009 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 22, 2010 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies and requires new disclosures about fair value measurements in Accounting Standards Codification, or ASC 815, Derivatives and Hedging, subtopic 10-50-4B for derivative instruments and ASC 320, Investments – Debts and Equity Securities, subtopic 10-50-1B for debt and equity securities. The clarifications and requirement to disclose the amount and reasons for significant transfers in and out of Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy were adopted by us in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for the fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. We early adopted the disaggregation guidance on January 1, 2010. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current fiscal year presentation. For the three months ended March 31, 2009 we have reclassified the estimated cost of providing complimentaries included in casino, hotel, food and beverage, other operating expenses and selling, general and administrative expenses.  These reclassifications had no effect on net loss.

Note 3. Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, or the Goldman Term Loans, from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements. On June 25, 2009, the Goldman Term Loans were restructured and, as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans of approximately $9.9 million for the three months ended March 31, 2009.

On August 14, 2009, we issued an aggregate principal amount of $375 million of Unregistered Notes. Goldman, Sachs & Co., or Goldman Sachs, was the initial purchaser of the Unregistered Notes. We used the gross proceeds from the offering of the 11% Senior Secured Notes, approximately $311.3 million, to repay the 2014 Term Loans, which were held by GSMC, an affiliate of Goldman Sachs and Whitehall 2007, owners of a majority of our indirect interests. Upon such payment, the remaining balance of 2014 Term Loans was forgiven by GSMC.  Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the Unregistered Notes was credited directly to Members Equity. Goldman Sachs has advised us that they intend to make a market in the 11% Senior Secured Notes.

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. We no longer have a relationship with CRI and it is no longer a related party. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during the three months ended March 31, 2009.  We received approximately $316,000 in Hotel revenues, $35,000 in Casino revenues, $51,000 in Food and beverage revenues, and $125,000 in Tower, retail, and other revenues for the three months ended March 31, 2009. CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $375,000 for rent under the lease agreement for the three months ended March 31, 2009. CRI owed us $184,000 as of March 31, 2010 and December 31, 2009, which is fully reserved on the condensed consolidated balance sheets.

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $375,000 and $750,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. We incurred no development fees for both the three months ended March 31, 2010 and March 31, 2009. As of March 31, 2010 and December 31, 2009, we owed Highgate approximately $0 and $192,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. We expensed fees of approximately $102,000 and $179,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, we owed TTL approximately $41,000 and $6,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers.  We expensed fees of approximately $23,000 and $1,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, we owed Archon approximately $4,000 and $1,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $12,000 and $7,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, we owed Nor1 $4,000 and $1,000, respectively.

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

Note 4. Intangible Assets

We account for intangible assets in accordance with FASB ASC 350, Goodwill and Intangible Assets.

Our finite-lived acquired intangible assets include our player loyalty plan and a non-compete agreement. Our infinite-lived acquired intangible assets include trade names.  Acquired assets are recorded at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

As of March 31, 2010 and December 31, 2009, we had the following intangible assets.

		(in thousands)
		March 31, 2010			December 31, 2009
		(Unaudited)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(3,103)	$4,347	$7,450	$(2,731)	$4,719
Non-Compete Agreement	38 Months	1,045	(83)	962	-	-	-
		$8,495	$(3,186)	$5,309	$7,450	$(2,731)	$4,719

Non-amortizing intangible assets:
Trade Name				$17,797			$17,797
Total intangible assets				$23,106			$22,516

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:
	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$375,000	$375,000
Unamortized discount	(22,568)	(23,564)
Capital lease obligations	2,392	2,458
Total long-term debt and capital lease obligations	354,824	353,894
Current portion of capital lease obligations	265	263
Total long-term debt and capital lease obligations, net	$354,559	$353,631

11% Senior Secured Notes

 On August 14, 2009, the Issuers issued the Unregistered Notes pursuant to the Indenture among the Issuers, certain subsidiary guarantors and The Bank of New York Mellon, as trustee, or the Indenture. The 11% Senior Secured Notes mature on June 15, 2014 and bear interest at a rate of 11% per annum. Interest is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009. The obligations are jointly, severally and unconditionally guaranteed by all of the subsidiaries of ACEP other than ACEP Finance and will be so guaranteed by any future domestic subsidiaries of ACEP, subject to certain exceptions. The 11% Senior Secured Notes are collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

On February 23, 2010, the Issuers completed an exchange offer registered with the SEC in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-Registered Notes in exchange for $374.9 million of their Unregistered Notes. The SEC-Registered Notes have substantially identical terms to the Unregistered Notes, except that the SEC-Registered Notes were issued in a transaction registered under the Securities Act.

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

The gross proceeds from the issuance of the Unregistered Notes, approximately $311.3 million, were used to repay a portion of the then outstanding balance of the 2014 Term Loans.  Upon such payment, the remaining balance of the 2014 Term Loans was forgiven by GSMC. We increased Members’ Equity by $215.6 million for the gain on debt extinguishment.

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $328.1 million as of March 31, 2010.

On or after June 15, 2012,  the Issuers may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, the Issuers may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 11% Senior Secured Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of the 11% Senior Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date.  We may, not more than once in any 12-month period ending on June 15, 2010, 2011 and 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date.

If certain change of control events occur as specified in the Indenture, we must offer to repurchase the 11% Senior Secured Notes at a repurchase price equal to 101% of the principal amount of the 11% Senior Secured Notes repurchased, plus accrued and unpaid interest to the applicable repurchase date.

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

The Indenture provides for events of default, including, but not limited to, cross defaults to certain other debt of ACEP and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 11% Senior Secured Notes will become due and payable immediately without further action or notice. Management believes that we are in compliance with the provisions of the Indenture as of quarter end and the date of this filing.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. When we use the words “believe”, “intend”, “expect”, “may”, “will”, “should”, “anticipate”, “could”, “estimate”, “plan”, “predict”, “project”, or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2010 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2009.

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel by number of rooms in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our patrons, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.  Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Nevada has enjoyed a strong economy and demographics that include an increasing number of retirees and other active gaming patrons. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1,327,145 in 1999 to an estimated 1,952,920 in 2009, a compound annual growth rate of 4.6%. In comparison, the United States population increased at a compound annual growth rate of 1.0% during this period. In 2008, median household income in Clark County was $56,954, compared with the national median household income of $52,175.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$55.9	$59.5
Hotel	13.9	15.0
Food and beverage	17.0	18.6
Tower, retail and other	7.3	8.2
Gross revenues	94.1	101.3
Less promotional allowances	6.3	7.6
Net revenues	87.8	93.7

Costs and expenses:
Casino	17.2	18.9
Hotel	8.2	8.3
Food and beverage	12.9	13.3
Other operating expenses	3.0	3.4
Selling, general and administrative	27.1	29.6
Pre-opening costs	0.2	-
Depreciation and amortization	10.6	9.9
Total costs and expenses	79.2	83.4
Income from operations	$8.6	$10.3

EBITDA Reconciliation:
Net income (loss)	$(2.7)	$(1.6)
Interest income	-	-
Interest expense	11.3	11.8
Depreciation and amortization	10.6	9.9
EBITDA	$19.2	$20.1

We believe that our presentation of EBITDA is an important supplemental measure of our operating performance to investors. EBITDA is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Although EBITDA is a non-GAAP measure, we believe this measure will be used by investors in their assessment of our operating performance and the valuation of our company.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our consolidated gross revenues decreased 7.1% to $94.1 million for the three months ended March 31, 2010 from $101.3 million for the three months ended March 31, 2009. Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations. In addition, the high level of unemployment and declining real estate values in Clark County, Nevada have had a significant negative impact on our properties which cater to local customers. In addition, the Las Vegas Strip has experienced a 5.8% increase in supply of hotel rooms that has negatively impacted room rates and occupancy throughout Las Vegas, despite the Las Vegas Convention and Visitors Authority reports of year-over-year increases in visitation. The State of Nevada has also reported year-over-year increases in gaming revenue in Las Vegas. Much of that year-over-year increase has occurred in baccarat which is popular with the high end segment of the gaming market. We do not market to or attract the high end segment and do not offer baccarat at our casinos.

Our consolidated income from operations decreased 16.5% to $8.6 million for the three months ended March 31, 2010 as compared to $10.3 million for the three months ended March 31, 2009. The decrease is due to a decrease in revenues as a result of the general economic slowdown and increase in rooms in Las Vegas discussed above.  As a result, our consolidated operating margin decreased to 9.6% for the three months ended March 31, 2010 from 11.0% for the three months ended March 31, 2009. Our EBITDA for the three months ended March 31, 2010 decreased 4.5% to $19.2 million compared to $20.1 million for the three months ended March 31, 2009. The business environment in Southern Nevada continues to be difficult. We continue to look at ways to improve our business and become more efficient. As a result of these efforts, we reported a consolidated EBITDA margin (EBITDA/Net revenue) of 21.9% for the three months ended March 31, 2010 compared to an EBITDA margin of 21.5% for the three months ended March 31, 2009.

Both our income from operations and EBITDA were affected by our declining revenues; however, we also incurred expenses that we did not incur in the three months ended March 31, 2009. During the three months ended March 31, 2010, we incurred pre-opening expenses of approximately $154,000 related to Sky Jump Las Vegas, which is a harnessed “controlled free-fall” from the top of the Stratosphere Tower. We also expensed approximately $252,000 to appeal our property taxes and we accrued approximately $200,000 to our discretionary bonus pool, which we will continue to evaluate throughout the year.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 6.1% to $55.9 million for the three months ended March 31, 2010, compared to $59.5 million for the three months ended March 31, 2009.  This decrease was primarily due to a 5.5% decrease in slot coin-in and a 9.9% decrease in table drop.  For the three months ended March 31, 2010, slot machine revenues were 83.7% of casino revenues, and table game revenues were 12.2% of casino revenues, compared to 84.4% and 11.4% of casino revenues, respectively, for the three months ended March 31, 2009.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 8.0% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Higher race and sports book revenues, driven by a 2.2% higher hold percentage were offset by lower bingo, poker, and keno revenues.  Casino operating expenses decreased 9.0% to $17.2 million, for the three months ended March 31, 2010, from $18.9 million for the three months ended March 31, 2009. This decrease was primarily due to decreased labor costs, participation expenses and revenue tax expenses.  Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 7.3% to $13.9 million for the three months ended March 31, 2010 from $15.0 million for the three months ended March 31, 2009.  The decrease in revenues is primarily the result of lower occupancy for the Stratosphere and Arizona Charlie’s properties and a decreased average daily room rate at the Stratosphere and Arizona Charlie’s Decatur.  Overall room occupancy fell to 66.0% for the three months ended March 31, 2010 compared to 68.8% for the three months ended March 31, 2009 and the average daily room rate decreased 3.0% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories, lower numbers of invited casino guests and an increased reliance on wholesale room sales.  Due to our focus on profitable promotions, revenue from complimentary room sales has fallen more sharply than cash room sales. Our comp room sales decreased 25.1% and our cash room sales decreased 5.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our hotel expenses were down 1.2% to $8.2 million for the three months ended March 31, 2010, compared to $8.3 million for the three months ended March 31, 2009. The Stratosphere, which accounts for approximately 50% of our 4,895 rooms, maintained occupancy of 84.3% for the three months ended March 31, 2010 compared to 90.2% for the three months ended March 31, 2009.  Due to the relatively stable occupancy and the need to maintain guest service, we have not significantly reduced our hotel expenses year-over-year at the Stratosphere.  In addition, our hotel expenses were impacted by a 40.8% increase in commissions paid to wholesalers and brokers for room sales. Due to the decline in revenues, our hotel operating margin decreased to 40.6% for the three months ended March 31, 2010 as compared to 44.7% for the three months ended March 31, 2009.

Food & Beverage

Food and beverage revenues decreased 8.6% to $17.0 million for the three months ended March 31, 2010 compared to $18.6 million for the three months ended March 31, 2009.  The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the three months ended March 31, 2010 decreased 7.3% and 8.5%, respectively, compared to the three months ended March 31, 2009.  Average revenue per cover for the three months ended March 31, 2010 declined 1.5% compared to the three months ended March 31, 2009. Our food and beverage expenses decreased 3.0% to $12.9 million for the three months ended March 31, 2010 compared to $13.3 million for the three months ended March 31, 2009 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 24.1% for the three months ended March 31, 2010 as compared to 28.5% for the three months ended March 31, 2009.

Tower, Retail and Other

Tower, retail and other revenues decreased 11.0% to $7.3 million for the three months ended March 31, 2010 from $8.2 million for the three months ended March 31, 2009. Tower revenues increased 0.7% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The total number of admissions decreased 7.6% however average revenue per admitted guest increased 8.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Entertainment revenue declined 25.6% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere and a reduction in the number of events at the Aquarius. Retail revenue decreased 29.8% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Retail revenues declined due to rent concessions and increased tenant vacancies.  Other operating income increased 4.2% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The increase in revenue was primarily due to higher commission revenues.  Other operating expenses decreased 11.8% to $3.0 million for the three months ended March 31, 2010, compared to $3.4 million for the three months ended March 31, 2009. This decrease was primarily due to a decrease in entertainer fees and labor costs.  Entertainer fees declined due to the decline in entertainment revenues and the reduction in events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.3% for the three months ended March 31, 2010 from 12.8% for the three months ended March 31, 2009. This decrease was primarily due to reduced marketing promotions, especially at the Stratosphere and the Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 8.4% to $27.1 million, or 28.8% of gross revenues, for the three months ended March 31, 2010, compared to $29.6 million, or 29.2% of gross revenues for the three months ended March 31, 2009. This decrease was primarily due to lower labor costs and marketing related expenses. We also incurred expenses of $252,000 to appeal our property taxes and we accrued $200,000 to our discretionary management bonus pool, which we will continue to evaluate throughout the year.

Pre-opening Expense

We incurred $154,000 in pre-opening costs for the three months ended March 31, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas.  Sky Jump Las Vegas opened to the public on April 21, 2010.

Interest Expense

Interest expense decreased 4.2% to $11.3 million for the three months ended March 31, 2010, compared to $11.8 million for the three months ended March 31, 2009. The decrease was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes.

Financial Condition

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, renovation projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the SEC. In addition, renovation projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods, unanticipated cost increases, and disruption to business. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Net cash provided by operating activities was $17.5 million for the three months ended March 31, 2010 compared to $16.8 million for the three months ended March 31, 2009.  The primary reason for the increase was the approximate $10.5 million increase in accounts payable and accrued expenses.

During the three months ended March 31, 2010, our total capital expenditures were $4.4 million, of which approximately $1.1 million was spent on the Sky Jump ride, $740,000 on hotel room renovations, $400,000 on slot machine replacements and conversions, $810,000 for renovations of our food and beverage venues and public areas and $1.3 million on our facilities, operations and information technology.  For the three months ended March 31, 2009, our total capital expenditures were $3.6 million, of which approximately $1.7 million was used on pool renovations at the Stratosphere, $656,000 for pool renovations at the Aquarius, $290,000 to replace our phone switches and approximately $950,000 on our facilities, operations, and information technology.

Our primary cash requirements for 2010 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures of approximately $22.3 million, which will be evaluated throughout the year. In addition, we intend to spend approximately $20.0 million to renovate hotel rooms, corridors, and the casino floor at the Stratosphere.

On February 23, 2010, the Issuers completed an exchange offer registered with the SEC in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-Registered Notes in exchange for $374.9 million of their Unregistered Notes. The SEC-Registered Notes have substantially identical terms to the Unregistered Notes, except that the SEC-Registered Notes were issued in a transaction registered under the Securities Act.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2010 (SEC File No. 000-52975).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies and requires new disclosures about fair value measurements in Accounting Standards Codification, or ASC 815, Derivatives and Hedging, subtopic 10-50-4B for derivative instruments and ASC 320, Investments – Debts and Equity Securities, subtopic 10-50-1B for debt and equity securities.  The clarifications and requirement to disclose the amount and reasons for significant transfers in and out of Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy were adopted by us in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for the fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted.  We early adopted the disaggregation guidance on January 1, 2010.  Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009.  The estimated fair value of the 11% Senior Secured Notes was approximately $328.1 million as of March 31, 2010.

For the three months ended March 31, 2010, we incurred approximately $11.3 million in interest expense.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4T. Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2010 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2010.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	May 12, 2010

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.