Form 10-Q
period 2010-06-30
American Casino & Entertainment Properties LLC
filed 2010-08-11
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

TABLE OF CONTENTS

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$101,812	$101,092
Investments-restricted	1,171	1,857
Accounts receivable, net	3,224	3,250
Other current assets	11,341	10,418
Total Current Assets	117,548	116,617
Property and equipment, net	1,137,759	1,146,796
Debt issuance costs, net	3,186	2,940
Intangible and other assets	20,741	22,606
Total Assets	$1,279,234	$1,288,959

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$3,854	$3,236
Accrued expenses	17,677	18,646
Accounts payable and accrued expenses - related party	43	200
Accrued payroll and related expenses	10,094	10,818
Current portion of capital lease obligations	269	263
Total Current Liabilities	31,937	33,163

Long-Term Liabilities:
Long-term debt, net of unamortized discount	353,460	351,436
Capital lease obligations, less current portion	2,059	2,195
Total Long-Term Liabilities	355,519	353,631

Total Liabilities	387,456	386,794

Commitments and Contingencies

Members' Equity:
Members' Equity	891,778	902,165
Total Members' Equity	891,778	902,165
Total Liabilities and Members' Equity	$1,279,234	$1,288,959

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2010	Three months ended June 30, 2009
	(Unaudited)
	(In thousands)
Revenues:
Casino	$51,319	$55,905
Hotel	15,307	16,182
Food and beverage	17,486	19,539
Tower, retail and other	8,546	9,148
Gross revenues	92,658	100,774
Less promotional allowances	6,129	6,623
Net revenues	86,529	94,151

Costs And Expenses:
Casino	16,629	17,742
Hotel	8,632	9,024
Food and beverage	12,997	14,417
Other operating expenses	3,386	3,547
Selling, general and administrative	27,664	28,127
Depreciation and amortization	10,922	10,537
Pre-opening costs	129	-
Loss on sale of assets	23	563
Management fee - related party	375	250
Impairment of assets	2,000	-
Total costs and expenses	82,757	84,207

Income From Operations	3,772	9,944

Other Income (Expense):
Interest income	4	19
Interest expense	(11,471)	(605)
Interest expense - related party	-	(10,202)
Total other expense, net	(11,467)	(10,788)

Net Loss	$(7,695)	$(844)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2010	Six months ended June 30, 2009
	(Unaudited)
	(In thousands)
Revenues:
Casino	$107,222	$115,356
Hotel	29,152	31,163
Food and beverage	34,508	38,185
Tower, retail and other	15,837	17,340
Gross revenues	186,719	202,044
Less promotional allowances	12,417	14,203
Net revenues	174,302	187,841

Costs And Expenses:
Casino	33,797	36,669
Hotel	16,789	17,335
Food and beverage	25,855	27,671
Other operating expenses	6,416	6,996
Selling, general and administrative	54,492	56,983
Depreciation and amortization	21,534	20,439
Pre-opening costs	283	-
Loss on sale of assets	4	578
Management fee - related party	750	1,000
Impairment of assets	2,000	-
Total costs and expenses	161,920	167,671

Income From Operations	12,382	20,170

Other Income (Expense):
Interest income	8	59
Interest expense	(22,777)	(1,280)
Interest expense - related party	-	(21,398)
Total other expense, net	(22,769)	(22,619)

Net Loss	$(10,387)	$(2,449)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2010	Six months ended June 30, 2009
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(10,387)	$(2,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,534	20,439
Amortization of debt issuance costs	2,359	3,851
Loss on sale of assets	4	578
Loss on asset impairment	2,000	-
Changes in operating assets and liabilities:
Restricted Cash	-	1,317
Accounts receivable, net	26	591
Other assets	(923)	(1,073)
Accounts payable and accrued expenses	(1,972)	(4,861)
Related party activity, net	(157)	(1,163)
Net Cash Provided by Operating Activities	12,484	17,230

Cash Flows From Investing Activities:
Decrease in investments - restricted	686	-
Acquisition of property and equipment	(11,192)	(6,711)
Increase in intangible assets	(645)	-
Proceeds from sale of property and equipment	98	191
Net Cash Used in Investing Activities	(11,053)	(6,520)

Cash Flows From Financing Activities:
Debt issuance costs	(581)	-
Debt issuance costs - related party	-	(12,727)
Payments on capital lease obligation	(130)	(236)
Equity Contribution	-	35,000
Net Cash Provided by (Used) in Financing Activities	(711)	22,037

Net increase in cash and cash equivalents	720	32,747
Cash and cash equivalents - beginning of period	101,092	30,366
Cash and cash equivalents - end of period	$101,812	$63,113

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$20,417	$49
Cash paid during the period for interest - related party, net of amounts capitalized	$-	$19,973

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$400	$-
Accrued capital expenditures	$497	$-
Non-cash acquisition of property and equipment	$-	$940
Non-cash equity contribution related to troubled debt restructure	$-	$520,186

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2009	$-	$902,165	$902,165
Net loss	-	(10,387)	(10,387)
Balances at June 30, 2010	$-	$891,778	$891,778

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  The Company

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. As used in this Quarterly Report on Form 10-Q, the terms “ACEP”, “company”, “we”, “our”, “ours”, and “us” refer to American Casino & Entertainment Properties LLC and its subsidiaries, unless the context suggests otherwise. ACEP is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada.  We purchased the Aquarius Casino Resort, or the Aquarius, on May 19, 2006.  The Aquarius operates in Laughlin, Nevada.

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

On February 23, 2010, ACEP and ACEP Finance Corp., or ACEP Finance and, together with ACEP, the Issuers, completed an exchange offer registered with the Securities and Exchange Commission, or SEC, in which the Issuers issued approximately $374.9 million aggregate principal amount of their 11% Senior Secured Notes due 2014, or SEC-Registered Notes, in exchange for $374.9 million of their outstanding, 11% Senior Secured Notes due 2014, or the Unregistered Notes, issued in a transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The SEC-Registered Notes have substantially identical terms to the Unregistered Notes, except that the SEC-Registered Notes were issued in a transaction registered under the Securities Act. The SEC-Registered Notes and the Unregistered Notes are collectively referred to herein as the 11% Senior Secured Notes.

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

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current fiscal year presentation. For the three and six months ended June 30, 2009 we have reclassified the estimated cost of providing complimentaries included in casino, hotel, food and beverage, other operating expenses and selling, general and administrative expenses.  These reclassifications had no effect on net loss.

Note 3.   Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, or the Goldman Term Loans, from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements. On June 25, 2009, the Goldman Term Loans were restructured and, as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans of approximately $8.9 million for the three months ended June 30, 2009 and approximately $18.8 million for the six months ended June 30, 2009.

On August 14, 2009, we issued an aggregate principal amount of $375 million of Unregistered Notes. Goldman, Sachs & Co., or Goldman Sachs, was the initial purchaser of the Unregistered Notes. We used the gross proceeds from the offering of the 11% Senior Secured Notes, approximately $311.3 million, to repay the 2014 Term Loans, which were held by GSMC, an affiliate of Goldman Sachs and Whitehall 2007, owners of a majority of our indirect interests. Upon such payment, the remaining balance of 2014 Term Loans was forgiven by GSMC.  Due to the related party nature of the transaction, the difference between the carrying amount of the 2014 Term Loans and the aggregate principal amount of the Unregistered Notes was credited directly to Members' Equity. Goldman Sachs has advised us that they intend to make a market in the 11% Senior Secured Notes.

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. We no longer have a relationship with CRI and it is no longer a related party. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the three or six months ended June 30, 2009.  We received approximately $80,000 in Hotel revenues, $31,000 in Casino revenues, $46,000 in Food and beverage revenues, and $113,000 in Tower, retail, and other revenues for the three months ended June 30, 2009.  We received approximately $397,000 in Hotel revenues, $65,000 in Casino revenues, $97,000 in Food and beverage revenues, and $239,000 in Tower, retail, and other revenues for the six months ended June 30, 2009.  CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $375,000 for rent under the lease agreement for the three months ended June 30, 2009.  Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the six months ended June 30, 2009.  CRI owed us $184,000 as of June 30, 2010 and December 31, 2009, which is fully reserved on the condensed consolidated balance sheets.

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $375,000 and $250,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. We incurred Highgate fees of approximately $750,000 and $1.0 million for the six months ended June 30, 2010 and June 30, 2009, respectively. We incurred no development fees for either the three months or six months ended June 30, 2010 and June 30, 2009. As of June 30, 2010 and December 31, 2009, we owed Highgate approximately $0 and $192,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. We expensed fees of approximately $107,000 and $126,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  We expensed fees of approximately $209,000 and $305,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.  As of June 30, 2010 and December 31, 2009, we owed TTL approximately $34,000 and $6,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers.  We expensed fees of approximately $1,000 and $37,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. We expensed fees of approximately $24,000 and $38,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, we owed Archon approximately $4,000 and $1,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $12,000 and $7,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. We expensed fees of approximately $24,000 and $14,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, we owed Nor1 approximately $6,000 and $1,000, respectively.

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

In accordance with Financial Accounting Standards Board, or FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test.  During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts.  We considered this revision to Stratosphere’s forecasted revenues to be a triggering event.  As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million.  The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

As of June 30, 2010 and December 31, 2009, we had the following intangible assets.

		(in thousands)
		June 30, 2010			December 31, 2009
		(Unaudited)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(3,476)	$3,974	$7,450	$(2,731)	$4,719
Non-Compete Agreement	38 Months	1,045	(165)	880	-	-	-
		$8,495	$(3,641)	$4,854	$7,450	$(2,731)	$4,719
Non-amortizing intangible assets:
Trade Name				$15,797			$17,797
Total intangible assets				$20,651			$22,516

Note 5.   Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$375,000	$375,000
Unamortized discount	(21,540)	(23,564)
Capital lease obligations	2,328	2,458
Total long-term debt and capital lease obligations	355,788	353,894
Current portion of capital lease obligations	269	263
Total long-term debt and capital lease obligations, net	$355,519	$353,631

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $354.4 million as of June 30, 2010.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$51.3	$55.9
Hotel	15.3	16.2
Food and beverage	17.5	19.5
Tower, retail and other	8.6	9.1
Gross revenues	92.7	100.7
Less promotional allowances	6.1	6.6
Net revenues	86.6	94.1

Costs and expenses:
Casino	16.6	17.7
Hotel	8.6	9.0
Food and beverage	13.0	14.4
Other operating expenses	3.4	3.6
Selling, general and administrative	28.2	29.0
Pre-opening costs	0.1	-
Depreciation and amortization	10.9	10.5
Impairment of assets	2.0	-
Total costs and expenses	82.8	84.2
Income from operations	$3.8	$9.9

EBITDA Reconciliation:
Net loss	$(7.7)	$(0.8)
Interest income	-	-
Interest expense	11.5	10.8
Depreciation and amortization	10.9	10.5
EBITDA	$14.7	$20.5

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

Our consolidated gross revenues decreased 7.9% to $92.7 million for the three months ended June 30, 2010 from $100.7 million for the three months ended June 30, 2009. Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations. In addition, the high level of unemployment and declining real estate values in Clark County, Nevada have had a significant negative impact on our properties which cater to local customers. In addition, as of May 31, 2010,  Las Vegas room inventories have experienced a 5.6% increase that has negatively impacted room rates and occupancy throughout Las Vegas, despite the Las Vegas Convention and Visitors Authority reports of year-over-year increases in visitation.

Our consolidated income from operations decreased 61.6% to $3.8 million for the three months ended June 30, 2010 as compared to $9.9 million for the three months ended June 30, 2009. The decrease is due to a decrease in revenues as a result of the general economic slowdown and increase in rooms in Las Vegas discussed above.  As a result, our consolidated operating margin decreased to 4.4% for the three months ended June 30, 2010 from 10.5% for the three months ended June 30, 2009. Our EBITDA for the three months ended June 30, 2010 decreased 28.3% to $14.7 million compared to $20.5 million for the three months ended June 30, 2009. The business environment in Southern Nevada continues to be impacted by lower occupancy and decrease visitor spend.

Both our income from operations and EBITDA were affected by our declining revenues; however, we also incurred expenses that we did not incur in the three months ended June 30, 2009. During the three months ended June 30, 2010, we incurred pre-opening expenses of approximately $129,000 related to Sky Jump Las Vegas, which is a harnessed “controlled free-fall” from the top of the Stratosphere Tower. In addition, we recognized a $2.0 million non-cash charge for impairment of intangible assets during the three months ended June 30, 2010. We also incurred $182,000 in licensing costs associated with the Board of Directors.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 8.2% to $51.3 million for the three months ended June 30, 2010, compared to $55.9 million for the three months ended June 30, 2009.  This decrease was primarily due to a 3.4% decrease in slot coin-in, a decrease in slot hold percentage to 6.7% from 7.1%, and a 9.8% decrease in table drop.  For the three months ended June 30, 2010, slot machine revenues were 85.0% of casino revenues, and table game revenues were 12.3% of casino revenues, compared to 84.6% and 12.0% of casino revenues, respectively, for the three months ended June 30, 2009.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 26.3% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The reduction in other casino revenues were driven by an 8.9% reduction in race and sports book handle and a 1.8% lower hold percentage, and lower bingo and poker revenues.  Casino operating expenses decreased 6.2% to $16.6 million, for the three months ended June 30, 2010, from $17.7 million for the three months ended June 30, 2009. This decrease was primarily due to decreased labor costs, revenue taxes and participation expenses.  Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 5.6% to $15.3 million for the three months ended June 30, 2010 from $16.2 million for the three months ended June 30, 2009.  The decrease in revenues is primarily the result of lower occupancy and average daily room rate for the Stratosphere and Arizona Charlie’s properties. Overall room occupancy fell to 70.9% for the three months ended June 30, 2010 compared to 72.1% for the three months ended June 30, 2009 and the average daily room rate decreased 2.9% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories and an increased reliance on wholesale room sales.  Due to increased marketing and direct mail efforts our comp room sales increased for the three months ended June 30, 2010, while our cash room sales declined. Our comp room sales increased 26.1% and our cash room sales decreased 7.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our hotel expenses were down 4.4% to $8.6 million for the three months ended June 30, 2010, compared to $9.0 million for the three months ended June 30, 2009. The Stratosphere, which accounts for approximately 50% of our 4,895 rooms, maintained occupancy of 91.7% for the three months ended June 30, 2010 compared to 95.5% for the three months ended June 30, 2009.  Due to the relatively stable occupancy and the need to maintain guest service, we have not significantly reduced our hotel expenses year-over-year at the Stratosphere.   Due to the decline in revenues, our hotel operating margin decreased to 43.8% for the three months ended June 30, 2010 as compared to 44.4% for the three months ended June 30, 2009.

Food & Beverage

Food and beverage revenues decreased 10.3% to $17.5 million for the three months ended June 30, 2010 compared to $19.5 million for the three months ended June 30, 2009.  The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the three months ended June 30, 2010 decreased 17.0% and 11.7%, respectively, compared to the three months ended June 30, 2009.  Average revenue per cover for the three months ended June 30, 2010 increased 7.9% compared to the three months ended June 30, 2009. Our food and beverage expenses decreased 9.7% to $13.0 million for the three months ended June 30, 2010 compared to $14.4 million for the three months ended June 30, 2009 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 25.7% for the three months ended June 30, 2010 as compared to 26.2% for the three months ended June 30, 2009.

Tower, Retail and Other

Tower, retail and other revenues decreased 5.5% to $8.6 million for the three months ended June 30, 2010 from $9.1 million for the three months ended June 30, 2009. Tower revenues increased 12.4% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The primary reason for the increase in Tower revenues was the introduction of the Sky Jump Las Vegas ride. Entertainment revenue declined 34.3% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere and a reduction in the number of events at the Aquarius. Retail revenue decreased 30.6% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  Retail revenues declined due to rent concessions and increased tenant vacancies.  Other operating income increased 2.2% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The increase in revenue was primarily due to higher commission revenues.  Other operating expenses decreased 5.6% to $3.4 million for the three months ended June 30, 2010, compared to $3.6 million for the three months ended June 30, 2009. This decrease was primarily due to a decrease in entertainer fees and labor costs.  Entertainer fees declined due to the decline in entertainment revenues and the reduction in events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 11.9% for the three months ended June 30, 2010 from 11.8% for the three months ended June 30, 2009. This increase was primarily due to increased room promotions at the Stratosphere and the Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 2.8% to $28.2 million, or 30.4% of gross revenues, for the three months ended June 30, 2010, compared to $29.0 million, or 28.8% of gross revenues for the three months ended June 30, 2009. This decrease was primarily due to lower loss on disposal of assets, utilities expenses and marketing related expenses. We also accrued $350,000 to our discretionary management bonus pool, which we will continue to evaluate throughout the year.

Pre-opening Expense

We incurred $129,000 in pre-opening costs for the three months ended June 30, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas.  Sky Jump Las Vegas opened to the public on April 21, 2010.

Impairment of Assets

In accordance with Financial Accounting Standards Board, or FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test.  During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts.  We considered this revision to Stratosphere’s forecasted revenues to be a triggering event.  As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million.  The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

Interest Expense

Interest expense increased 6.5% to $11.5 million for the three months ended June 30, 2010, compared to $10.8 million for the three months ended June 30, 2009. The increase was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes.  For the three months ended June 30, 2009 we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations.  All outstanding interest payments were accounted for as a reduction to the outstanding balance of the 2014 Term Loans in accordance with FASB ASC 470-60.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of our operations for the periods indicated.

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$107.2	$115.4
Hotel	29.2	31.2
Food and beverage	34.5	38.2
Tower, retail and other	15.8	17.3
Gross revenues	186.7	202.1
Less promotional allowances	12.4	14.2
Net revenues	174.3	187.9

Costs and expenses:
Casino	33.8	36.7
Hotel	16.8	17.3
Food and beverage	25.9	27.7
Other operating expenses	6.4	7.0
Selling, general and administrative	55.2	58.6
Pre-opening costs	0.3	-
Depreciation and amortization	21.5	20.4
Impairment of assets	2.0	-
Total costs and expenses	161.9	167.7
Income from operations	$12.4	$20.2

EBITDA Reconciliation:
Net loss	$(10.4)	$(2.4)
Interest income	-	-
Interest expense	22.8	22.7
Depreciation and amortization	21.5	20.4
EBITDA	$33.9	$40.7

Our consolidated gross revenues decreased 7.6% to $186.7 million for the six months ended June 30, 2010 from $202.1 million for the six months ended June 30, 2009. Generally weak economic conditions, increased personal and business bankruptcies, increased unemployment, difficult consumer credit markets, reductions in airline capacity and passenger volumes to Las Vegas’ McCarran International Airport, and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations. In addition, the high level of unemployment and declining real estate values in Clark County, Nevada have had a significant negative impact on our properties which cater to local customers. In addition, as of May 31, 2010, Las Vegas Strip room inventories have experienced a 5.6% increase that has negatively impacted room rates and occupancy throughout Las Vegas.

Our consolidated income from operations decreased 38.6% to $12.4 million for the six months ended June 30, 2010 as compared to $20.2 million for the six months ended June 30, 2009. The decrease is due to a decrease in revenues as a result of the general economic slowdown and increase in rooms in Las Vegas discussed above.  In addition we recognized a $2.0 million non-cash charge for impairment of intangible assets during the six months ended June 30, 2010.  As a result, our consolidated operating margin decreased to 7.1% for the six months ended June 30, 2010 from 10.8% for the six months ended June 30, 2009. Our EBITDA for the six months ended June 30, 2010 decreased 16.7% to $33.9 million compared to $40.7 million for the six months ended June 30, 2009. The business environment in Southern Nevada continues to be impacted by lower occupancies and decreased visitor spend.

Both our income from operations and EBITDA were affected by our declining revenues; however, we also incurred expenses that we did not incur in the six months ended June 30, 2009. During the six months ended June 30, 2010, we incurred pre-opening expenses of approximately $283,000 related to Sky Jump Las Vegas, which is a harnessed “controlled free-fall” from the top of the Stratosphere Tower. We also expensed approximately $252,000 to appeal our property taxes, approximately $182,000 in regulatory fees, and we accrued approximately $550,000 to our discretionary bonus pool, which we will continue to evaluate throughout the year.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 7.1% to $107.2 million for the six months ended June 30, 2010, compared to $115.4 million for the six months ended June 30, 2009.  This decrease was primarily due to a 4.4% decrease in slot coin-in and a 9.9% decrease in table drop.  For the six months ended June 30, 2010, slot machine revenues were 84.3% of casino revenues, and table game revenues were 12.2% of casino revenues, compared to 84.5% and 11.6% of casino revenues, respectively, for the six months ended June 30, 2009.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 17.8% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The primary reason for the decline was a 13.3% decrease in race and sports book handle and lower poker and bingo revenues.  Casino operating expenses decreased 7.9% to $33.8 million, for the six months ended June 30, 2010, from $36.7 million for the six months ended June 30, 2009. This decrease was primarily due to decreased labor costs, participation expenses and revenue tax expenses.  Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 6.4% to $29.2 million for the six months ended June 30, 2010 from $31.2 million for the six months ended June 30, 2009.  The decrease in revenues is primarily the result of lower occupancy for the Stratosphere and Arizona Charlie’s properties and a decreased average daily room rate at the Stratosphere and Arizona Charlie’s Decatur.  Overall room occupancy fell to 68.5% for the six months ended June 30, 2010 compared to 70.4% for the six months ended June 30, 2009 and the average daily room rate decreased 2.9% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories, and an increased reliance on wholesale room sales.   Our hotel expenses were down 2.9% to $16.8 million for the six months ended June 30, 2010, compared to $17.3 million for the six months ended June 30, 2009. The Stratosphere, which accounts for approximately 50% of our 4,895 rooms, maintained occupancy of 88.0% for the six months ended June 30, 2010 compared to 92.9% for the six months ended June 30, 2009.  Due to the relatively stable occupancy and the need to maintain guest service, we have not significantly reduced our hotel expenses year-over-year at the Stratosphere Due to the decline in revenues, our hotel operating margin decreased to 42.5% for the six months ended June 30, 2010 as compared to 44.6% for the six months ended June 30, 2009.

Food & Beverage

Food and beverage revenues decreased 9.7% to $34.5 million for the six months ended June 30, 2010 compared to $38.2 million for the six months ended June 30, 2009.  The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the six months ended June 30, 2010 decreased 12.3% and 10.1%, respectively, compared to the six months ended June 30, 2009.  Average revenue per cover for the six months ended June 30, 2010 increased 3.0% compared to the six months ended June 30, 2009. Our food and beverage expenses decreased 6.5% to $25.9 million for the six months ended June 30, 2010 compared to $27.7 million for the six months ended June 30, 2009 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 24.9% for the six months ended June 30, 2010 as compared to 27.5% for the six months ended June 30, 2009.

Tower, Retail and Other

Tower, retail and other revenues decreased 8.7% to $15.8 million for the six months ended June 30, 2010 from $17.3 million for the six months ended June 30, 2009. Tower revenues increased 7.0% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The primary reason for the increase in Tower revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was the introduction of the Sky Jump Las Vegas ride. Entertainment revenue declined 30.4% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere and a reduction in the number of events at the Aquarius. Retail revenue decreased 30.2% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Retail revenues declined due to rent concessions and increased tenant vacancies.  Other operating income increased 3.2% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase in revenue was primarily due to higher commission revenues.  Other operating expenses decreased 8.6% to $6.4 million for the six months ended June 30, 2010, compared to $7.0 million for the six months ended June 30, 2009. This decrease was primarily due to a decrease in entertainer fees and labor costs.  Entertainer fees declined due to the decline in entertainment revenues and the reduction in events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.6% for the six months ended June 30, 2010 from 12.3% for the six months ended June 30, 2009. This decrease was primarily due to reduced marketing promotions, especially at the Stratosphere and the Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 5.8% to $55.2 million, or 29.6% of gross revenues, for the six months ended June 30, 2010, compared to $58.6 million, or 29.0% of gross revenues for the six months ended June 30, 2009. This decrease was primarily due to lower labor costs and marketing related expenses. We also incurred expenses of $252,000 to appeal our property taxes and we accrued $550,000 to our discretionary management bonus pool, which we will continue to evaluate throughout the year.

Pre-opening Expense

We incurred $283,000 in pre-opening costs for the six months ended June 30, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas.  Sky Jump Las Vegas opened to the public on April 21, 2010.

Impairment of Assets

In accordance with Financial Accounting Standards Board, or FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test.  During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts.  We considered this revision to Stratosphere’s forecasted revenues to be a triggering event.  As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million.  The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

Interest Expense

Interest expense increased 0.4% to $22.8 million for the six months ended June 30, 2010, compared to $22.7 million for the six months ended June 30, 2009. The increase was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes.

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

Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2010 compared to $17.2 million for the six months ended June 30, 2009.  The primary reason for the decrease was the approximate $13.6 million decrease in net revenues.

During the six months ended June 30, 2010, our total capital expenditures were $11.7 million (including approximately $497,000 in non-cash items), of which approximately $2.4 million was spent on slot machine replacements and conversions, $2.3 million on hotel room renovations and upgrades, $1.7 million was spent on the Sky Jump Las Vegas ride, $2.5 million for renovations of our food and beverage venues and public areas and $2.8 million on our facilities, operations and information technology.  For the six months ended June 30, 2009, our total capital expenditures were $7.7 million (including approximately $940,000 in non-cash items), of which approximately $2.2 million was used on pool renovations at the Stratosphere, $720,000 for pool renovations at the Aquarius, $980,000 on slot machines and conversions, $380,000 on renovations for our food and beverage venues, $470,000 to replace our phone switches and approximately $2.9 million on our facilities, operations, and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures.  We currently anticipate that we will spend approximately $31.0 million on regular maintenance and renovation capital projects between June 30, 2010 and December 31, 2010. Approximately $11.0 million of that amount is associated with regular maintenance of our properties and operations. We are currently evaluating our budgets for 2011. At this time, we anticipate that our capital expenditures for regular maintenance during the first six months of 2011 will be consistent with our capital expenditures for regular maintenance of approximately $8.7 million during the first six months of 2010.

On February 23, 2010, the Issuers completed an exchange offer registered with the SEC in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-Registered Notes in exchange for $374.9 million of their Unregistered Notes. The SEC-Registered Notes have substantially identical terms to the Unregistered Notes, except that the SEC-Registered Notes were issued in a transaction registered under the Securities Act.  We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009.  The estimated fair value of the 11% Senior Secured Notes was approximately $354.4 million as of June 30, 2010.

For the six months ended June 30, 2010, we incurred approximately $22.8 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2010 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended June 30, 2010.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	August 11, 2010

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.