Form 10-Q
period 2010-09-30
American Casino & Entertainment Properties LLC
filed 2010-11-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$105,957	$101,092
Investments-restricted	1,171	1,857
Accounts receivable, net	3,343	3,250
Other current assets	11,411	10,418
Total Current Assets	121,882	116,617
Property and equipment, net	1,140,248	1,146,796
Debt issuance costs, net	3,029	2,940
Intangible and other assets	20,277	22,606
Total Assets	$1,285,436	$1,288,959

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,716	$3,236
Accrued expenses	29,427	18,646
Accounts payable and accrued expenses - related party	17	200
Accrued payroll and related expenses	11,591	10,818
Current portion of capital lease obligations	273	263
Total Current Liabilities	46,024	33,163

Long-Term Liabilities:
Long-term debt, net of unamortized discount	354,522	351,436
Capital lease obligations, less current portion	1,989	2,195
Total Long-Term Liabilities	356,511	353,631

Total Liabilities	402,535	386,794

Commitments and Contingencies

Members' Equity:
Members' Equity	882,901	902,165
Total Members' Equity	882,901	902,165
Total Liabilities and Members' Equity	$1,285,436	$1,288,959

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2010	Three months ended September 30, 2009
	(Unaudited)
	(In thousands)
Revenues:
Casino	$48,907	$50,082
Hotel	14,283	15,324
Food and beverage	16,702	18,685
Tower, retail and other	9,596	9,373
Gross revenues	89,488	93,464
Less promotional allowances	5,922	5,795
Net revenues	83,566	87,669

Costs And Expenses:
Casino	16,320	17,004
Hotel	8,879	9,210
Food and beverage	12,678	14,509
Other operating expenses	3,460	3,324
Selling, general and administrative	28,148	28,950
Depreciation and amortization	11,208	10,384
Gain on sale of assets	(10)	-
Management fee - related party	375	375
Total costs and expenses	81,058	83,756

Income From Operations	2,508	3,913

Other Income (Expense):
Interest income	-	32
Interest expense	(11,385)	(5,728)
Total other expense, net	(11,385)	(5,696)

Net Loss	$(8,877)	$(1,783)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(Unaudited)
	(In thousands)
Revenues:
Casino	$156,129	$165,438
Hotel	43,435	46,487
Food and beverage	51,210	56,870
Tower, retail and other	25,433	26,713
Gross revenues	276,207	295,508
Less promotional allowances	18,339	19,998
Net revenues	257,868	275,510

Costs And Expenses:
Casino	50,117	53,673
Hotel	25,668	26,545
Food and beverage	38,533	42,180
Other operating expenses	9,876	10,320
Selling, general and administrative	82,640	85,932
Depreciation and amortization	32,742	30,823
Pre-opening costs	283	-
(Gain) loss on sale of assets	(6)	578
Management fee - related party	1,125	1,375
Impairment of assets	2,000	-
Total costs and expenses	242,978	251,426

Income From Operations	14,890	24,084

Other Income (Expense):
Interest income	8	91
Interest expense	(34,162)	(7,008)
Interest expense - related party	-	(21,398)
Total other expense, net	(34,154)	(28,315)

Net Loss	$(19,264)	$(4,231)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(19,264)	$(4,231)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	32,742	30,823
Amortization of debt discount and issuance costs	3,578	4,380
(Gain) loss on sale of assets	(6)	578
Impairment of assets	2,000	-
Changes in operating assets and liabilities:
Restricted cash	-	2,598
Accounts receivable, net	(93)	513
Other assets	(984)	808
Accounts payable and accrued expenses	10,278	(857)
Related party activity, net	(183)	(1,275)
Net Cash Provided by Operating Activities	28,068	33,337

Cash Flows From Investing Activities:
Decrease in investments - restricted	686	-
Acquisition of property and equipment	(22,636)	(9,602)
Increase in intangible assets	(645)	-
Decrease in restricted cash	-	38,404
Proceeds from sale of property and equipment	169	239
Net Cash Provided by (Used in) Investing Activities	(22,426)	29,041

Cash Flows From Financing Activities:
Debt issuance costs	(581)	(3,082)
Payments on note payable	-	(327,713)
Payments on capital lease obligation	(196)	(239)
Proceeds from notes payable	-	311,250
Equity contribution	-	35,000
Net Cash Provided by (Used in) Financing Activities	(777)	15,216

Net increase in cash and cash equivalents	4,865	77,594
Cash and cash equivalents - beginning of period	101,092	30,366
Cash and cash equivalents - end of period	$105,957	$107,960

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$20,271	$91
Cash paid during the period for interest - related party, net of amounts capitalized	$-	$26,171

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$400	$-
Accrued capital expenditures	$2,356	$-
Non-cash acquisition of property and equipment	$-	$940
Non-cash equity contribution related to troubled debt restructure	$-	$737,917

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2009	$-	$902,165	$902,165
Net loss	-	(19,264)	(19,264)
Balances at September 30, 2010	$-	$882,901	$882,901

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies and requires new disclosures about fair value measurements in Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, subtopic 10-50-4B for derivative instruments and ASC 320, Investments – Debts and Equity Securities, subtopic 10-50-1B for debt and equity securities. The clarifications and requirement to disclose the amount and reasons for significant transfers in and out of Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy were adopted by us in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for the fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. We early adopted the disaggregation guidance on January 1, 2010. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance will be applied prospectively with a cumulative-effect adjustment in members’ equity at the beginning of the period of adoption and is effective beginning with our first quarter of 2011. There will be no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current fiscal year presentation. For the three and nine months ended September 30, 2009 we have reclassified the estimated cost of providing complimentaries included in casino, hotel, food and beverage, other operating expenses and selling, general and administrative expenses.  These reclassifications had no effect on net loss.

Note 3.  Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained term loans in an aggregate amount of approximately $1.1 billion, or the Goldman Term Loans, from Goldman Sachs Mortgage Company, or GSMC, pursuant to certain mortgage and mezzanine loan agreements. On June 25, 2009, the Goldman Term Loans were restructured and, as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the 2014 Term Loans of approximately $6.2 million for the three months ended September 30, 2009.  We paid interest on the Goldman Term Loans and 2014 Term Loans, collectively, of approximately $26.2 million for the nine months ended September 30, 2009.

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

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. We no longer have a relationship with CRI and it is no longer a related party. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the three or nine months ended September 30, 2009.  We did not receive any revenues for the three months ended September 30, 2009.  We received approximately $397,000 in Hotel revenues, $65,000 in Casino revenues, $97,000 in Food and beverage revenues, and $239,000 in Tower, retail, and other revenues for the nine months ended September 30, 2009.  CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere did not receive any Tower, retail and other revenues for rent under the lease agreement for the three months ended September 30, 2009. Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the nine months ended September 30, 2009. CRI owed us $184,000 as of September 30, 2010 and December 31, 2009, which is fully reserved on the condensed consolidated balance sheets.

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $375,000 for both the three months ended September 30, 2010 and September 30, 2009. We incurred Highgate fees of approximately $1.1 million and $1.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. We incurred no development fees for either the three months or nine months ended September 30, 2010 and September 30, 2009. As of September 30, 2010 and December 31, 2009, we owed Highgate approximately $0 and $192,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $70,000 and $122,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. We expensed fees of approximately $279,000 and $427,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, we owed TTL approximately $15,000 and $6,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers.  We expensed fees of approximately $46,000 and $35,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. We expensed fees of approximately $70,000 and $73,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, we owed Archon approximately $0 and $1,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $5,000 and $11,400 for the three months ended September 30, 2010 and September 30, 2009, respectively. We expensed fees of approximately $29,000 and $23,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, we owed Nor1 approximately $3,000 and $1,000, respectively.

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

In accordance with Financial Accounting Standards Board, or FASB ASC 350, Goodwill and Other Intangible Assets, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test.  During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts.  We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010, we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

As of September 30, 2010 and December 31, 2009, we had the following intangible assets.

		(in thousands)
		September 30, 2010			December 31, 2009
		(Unaudited)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(3,848)	$3,602	$7,450	$(2,731)	$4,719
Non-Compete Agreement	38 Months	1,045	(248)	797	-	-	-
		$8,495	$(4,096)	$4,399	$7,450	$(2,731)	$4,719

Non-amortizing intangible assets:
Trade Name				$15,797			$17,797
Total intangible assets				$20,196			$22,516

Note 5.   Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$375,000	$375,000
Unamortized discount	(20,478)	(23,564)
Capital lease obligations	2,262	2,458
Total long-term debt and capital lease obligations	356,784	353,894
Current portion of capital lease obligations	273	263
Total long-term debt and capital lease obligations, net	$356,511	$353,631

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $366.6 million as of September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$48.9	$50.1
Hotel	14.3	15.3
Food and beverage	16.7	18.7
Tower, retail and other	9.6	9.4
Gross revenues	89.5	93.5
Less promotional allowances	5.9	5.8
Net revenues	83.6	87.7

Costs and expenses:
Casino	16.3	17.0
Hotel	8.9	9.2
Food and beverage	12.7	14.5
Other operating expenses	3.5	3.3
Selling, general and administrative	28.5	29.4
Depreciation and amortization	11.2	10.4
Total costs and expenses	81.1	83.8
Income from operations	$2.5	$3.9

EBITDA Reconciliation:
Net loss	$(8.9)	$(1.8)
Interest income	-	-
Interest expense	11.4	5.7
Depreciation and amortization	11.2	10.4
EBITDA	$13.7	$14.3

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

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that has negatively impacted tourism in Southern Nevada. Las Vegas, however, has experienced some positive trends in overall demand in 2010. Through August 31, 2010, the Las Vegas Convention and Visitors Authority (“LVCVA”) reported year-over-year increases in visitor volume, room nights occupied, convention attendance and daily auto traffic-all major highways. Lower spend by visitors coming to Las Vegas is reflected in monthly year-over-year declines in gross gaming revenues and taxable sales for much of 2010. When gross gaming revenues have shown monthly year-over-year increases, the increases are primarily from baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. In addition, airline capacity and passenger counts through McCarran International Airport have decreased and hotel room inventories have increased by 5.0% year-over-year resulting in lower occupancies throughout Las Vegas. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2010 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by increasing unemployment and declining real estate values. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Our consolidated gross revenues decreased 4.3% to $89.5 million for the three months ended September 30, 2010 from $93.5 million for the three months September 30, 2009. Our consolidated income from operations and EBITDA decreased 35.9% and 4.2% to $2.5 million and $13.7 million for the three months ended September 30, 2010 compared to $3.9 million and $14.3 million for the three months ended September 30, 2009. The decrease in our gross revenues, operating income and EBITDA are due primarily to the general economic slowdown and market factors discussed previously.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 2.4% to $48.9 million for the three months ended September 30, 2010, compared to $50.1 million for the three months ended September 30, 2009.  This decrease was primarily due to a 0.4% decrease in slot coin-in, a decrease in slot hold percentage to 6.8% from 6.9%, and a 10.6% decrease in table drop. As a result, our slots and table revenues declined 1.2% and 12.1% respectively. For the three months ended September 30, 2010, slot machine revenues were 84.5% of casino revenues, and table game revenues were 11.9% of casino revenues, compared to 83.4% and 13.2% of casino revenues, respectively, for the three months ended September 30, 2009.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 5.9% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase in other casino revenues were driven primarily by an increase in the race and sports book hold percentage to 15.1% for the three months ended September 30, 2010 compared to 9.7% for the three months ended September 30, 2009. Casino operating expenses decreased 4.1% to $16.3 million, for the three months ended September 30, 2010, from $17.0 million for the three months ended September 30, 2009. This decrease was primarily due to decreased labor costs, revenue taxes and participation expenses.  Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 6.5% to $14.3 million for the three months ended September 30, 2010 from $15.3 million for the three months ended September 30, 2009. The decrease in revenues is primarily the result of lower occupancy and average daily room rate for the Stratosphere. Our Arizona Charlies properties increased occupancy at a lower average daily room rate resulting in relatively flat revenues. Aquarius increased both occupancy and average daily room rate and increased revenues by 10.3%. Overall room occupancy fell to 67.7% for the three months ended September 30, 2010 compared to 69.5% for the three months ended September 30, 2009 and the average daily room rate decreased 3.0% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories. In addition, Stratosphere began a room renovation in July 2010. After adjusting for rooms that were out-of-order, overall occupancy increases to 72.1% for the three months ended September 30, 2010. Due to increased marketing and direct mail efforts our comp room sales increased for the three months ended September 30, 2010, while our cash room sales declined. Our comp room sales increased 50.0% and our cash room sales decreased 9.5% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our hotel expenses were down 3.3% to $8.9 million for the three months ended September 30, 2010, compared to $9.2 million for the three months ended September 30, 2009. Due to the decline in revenues, our hotel operating margin decreased to 37.8% for the three months ended September 30, 2010 as compared to 39.9% for the three months ended September 30, 2009.

Food & Beverage

Food and beverage revenues decreased 10.7% to $16.7 million for the three months ended September 30, 2010 compared to $18.7 million for the three months ended September 30, 2009.  The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the three months ended September 30, 2010 decreased 18.6% and 9.2%, respectively, compared to the three months ended September 30, 2009. During the period, Stratosphere remodeled Roxy’s, its 24 hour food service outlet. While being remodeled Roxy’s was relocated to a less visible location and covers declined approximately 30% during July and August compared to January through June. Average revenue per cover for the three months ended September 30, 2010 increased 9.8% compared to the three months ended September 30, 2009. Our food and beverage expenses decreased 12.4% to $12.7 million for the three months ended September 30, 2010 compared to $14.5 million for the three months ended September 30, 2009 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin increased to 24.0% for the three months ended September 30, 2010 as compared to 22.5% for the three months ended September 30, 2009.

Tower, Retail and Other

Tower, retail and other revenues increased 2.1% to $9.6 million for the three months ended September 30, 2010 from $9.4 million for the three months ended September 30, 2009. Tower revenues increased 18.7% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The primary reason for the increase in Tower revenues was the introduction of the Sky Jump Las Vegas ride. Entertainment revenue declined 32.9% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere. Retail revenue decreased 13.2% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Retail revenues declined due to rent concessions and increased tenant vacancies.  Other operating income decreased 5.1% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The decrease in revenue was primarily due to lower commission revenues.  Other operating expenses increased 6.1% to $3.5 million for the three months ended September 30, 2010, compared to $3.3 million for the three months ended September 30, 2009. This increase was primarily due to an increase in entertainer fees and labor costs.  Entertainer fees increased due an increase in events at the Aquarius and an increase in entertainment options at the Stratosphere.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.1% for the three months ended September 30, 2010 from 11.6% for the three months ended September 30, 2009. This increase was primarily due to increased room promotions at the Stratosphere and the Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 3.1% to $28.5 million, or 31.8% of gross revenues, for the three months ended September 30, 2010, compared to $29.4 million, or 31.4% of gross revenues for the three months ended September 30, 2009. This decrease was primarily due to lower utilities, legal fees, insurance, property taxes, repair and maintenance, and advertising.

Interest Expense

Interest expense increased 100.0% to $11.4 million for the three months ended September 30, 2010, compared to $5.7 million for the three months ended September 30, 2009. The increase was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes. For the three months ended September 30, 2009, we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations.  Interest payments totaling $6.2 million during the three months ended September 30, 2009 were accounted for as a reduction to the outstanding balance of the 2014 Term Loans in accordance with FASB ASC 470-60.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$156.1	$165.4
Hotel	43.5	46.5
Food and beverage	51.2	56.9
Tower, retail and other	25.4	26.7
Gross revenues	276.2	295.5
Less promotional allowances	18.3	20.0
Net revenues	257.9	275.5

Costs and expenses:
Casino	50.1	53.7
Hotel	25.7	26.5
Food and beverage	38.5	42.2
Other operating expenses	9.9	10.3
Selling, general and administrative	83.8	87.9
Pre-opening costs	0.3	-
Depreciation and amortization	32.7	30.8
Impairment of assets	2.0	-
Total costs and expenses	243.0	251.4
Income from operations	$14.9	$24.1

EBITDA Reconciliation:
Net loss	$(19.3)	$(4.2)
Interest income	-	(0.1)
Interest expense	34.2	28.4
Depreciation and amortization	32.7	30.8
EBITDA	$47.6	$54.9

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that has negatively impacted tourism in Southern Nevada. Las Vegas, however, has experienced some positive trends in overall demand in 2010. Through August 31, 2010, the Las Vegas Convention and Visitors Authority (“LVCVA”) reported year-over-year increases in visitor volume, room nights occupied, convention attendance and daily auto traffic-all major highways. Lower spend by visitors coming to Las Vegas is reflected in monthly year-over-year declines in gross gaming revenues and taxable sales for much of 2010. When gross gaming revenues have shown monthly year-over-year increases, the increases are primarily from baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. In addition, airline capacity and passenger counts through McCarran International Airport have decreased and hotel room inventories have increased by 5.0% year-over-year resulting in lower occupancies throughout Las Vegas. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2010 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by increasing unemployment, declining real estate values and depressed taxable sales. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Our consolidated gross revenues decreased 6.5% to $276.2 million for the nine months ended September 30, 2010 from $295.5 million for the nine months ended September 30, 2009. Our consolidated income from operations and EBITDA decreased 38.2% and 13.3% to $14.9 million and $47.6 million for the nine months ended September 30, 2010 compared to $24.1 million and $54.9 million for the nine months ended September 30, 2009. The decrease in our gross revenues, operating income and EBITDA are due primarily to the general economic slowdown and market factors discussed previously. In addition, we recognized a $2.0 million non-cash charge for impairment of intangible assets during the nine months ended September 30, 2010 and our depreciation and amortization increased $1.9 million. We also incurred pre-opening expenses of approximately $283,000 related to Sky Jump Las Vegas, which is a harnessed controlled “free-fall” from the top of the Stratosphere Tower. We expensed approximately $252,000 to appeal our property taxes, approximately $182,000 in regulatory fees and we accrued approximately $900,000 to our discretionary bonus pool, which we will evaluate throughout the year. As a result, our consolidated operating margin decreased to 5.8% for the nine months ended September 30, 2010 from 8.7% for the nine months ended September 30, 2009.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 5.3% to $156.1 million for the nine months ended September 30, 2010, compared to $165.4 million for the nine months ended September 30, 2009. This decrease was primarily due to a 3.2% decrease in slot coin-in and a 10.1% decrease in table drop. As a result, slot and table revenues declined approximately 5.5% and 6.0% respectively. For the nine months ended September 30, 2010, slot machine revenues were 84.4% of casino revenues, and table game revenues were 12.1% of casino revenues, compared to 84.2% and 12.2% of casino revenues, respectively, for the nine months ended September 30, 2009. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 8.3% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The primary reason for the decline was a 30.5% decrease in poker revenues. Casino operating expenses decreased 6.7% to $50.1 million, for the nine months ended September 30, 2010, from $53.7 million for the nine months ended September 30, 2009. This decrease was primarily due to decreased labor costs, participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 6.5% to $43.5 million for the nine months ended September 30, 2010 from $46.5 million for the nine months ended September 30, 2009. The decrease in revenues is primarily the result of lower occupancy for the Stratosphere and Arizona Charlie’s properties and a decreased average daily room rate at the Stratosphere and Arizona Charlie’s Decatur. Overall room occupancy fell to 68.2% for the nine months ended September 30, 2010 compared to 70.1% for the nine months ended September 30, 2009 and the average daily room rate decreased 3.0% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets, an increase in Las Vegas citywide room inventories, and an increased reliance on wholesale room sales. In addition, Stratosphere began a room renovation in July 2010. After adjusting for the rooms that were out of order, overall occupancy increases to 70.9% for the nine months ended September 30, 2010. Due to increased marketing and direct mail efforts our complimentary sales increased for the nine months ended September 30, 2010, while our cash room sales declined. Our comp room sales increased 10.5% and our cash room sales decreased 7.3% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our hotel expenses were down 3.0% to $25.7 million for the nine months ended September 30, 2010, compared to $26.5 million for the nine months ended September 30, 2009. This decrease was primarily due to decreased labor costs. Due to the decline in revenues, our hotel operating margin decreased to 40.9% for the nine months ended September 30, 2010 as compared to 43.0% for the nine months ended September 30, 2009.

Food & Beverage

Food and beverage revenues decreased 10.0% to $51.2 million for the nine months ended September 30, 2010 compared to $56.9 million for the nine months ended September 30, 2009. The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the nine months ended September 30, 2010 decreased 14.4% and 9.8%, respectively, compared to the nine months ended September 30, 2009. During the period, Stratosphere remodeled Roxy’s, its 24 hour food service outlet. While being remodeled Roxy’s was relocated to a less visible location and covers declined approximately 30% during July and August compared to January through June. Average revenue per cover for the nine months ended September 30, 2010 increased 5.2% compared to the nine months ended September 30, 2009. Our food and beverage expenses decreased 8.8% to $38.5 million for the nine months ended September 30, 2010 compared to $42.2 million for the nine months ended September 30, 2009 due to an overall decrease in our food and beverage variable costs and payroll and related expenses. As a result, our food and beverage operating margin decreased to 24.8% for the nine months ended September 30, 2010 as compared to 25.8% for the nine months ended September 30, 2009.

Tower, Retail and Other

Tower, retail and other revenues decreased 4.9% to $25.4 million for the nine months ended September 30, 2010 from $26.7 million for the nine months ended September 30, 2009. Tower revenues increased 11.6% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The primary reason for the increase in Tower revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the introduction of the Sky Jump Las Vegas ride. Entertainment revenue declined 31.2% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere and Aquarius and a reduction in the number of events at the Aquarius. Retail revenue decreased 25.1% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Retail revenues declined due to rent concessions and increased tenant vacancies. Other operating expenses decreased 3.9% to $9.9 million for the nine months ended September 30, 2010, compared to $10.3 million for the nine months ended September 30, 2009. This decrease was primarily due to a decrease in operating costs associated with entertainment, entertainer fees and bad debt expenses. Entertainer fees declined due to the decline in entertainment revenues and the reduction in events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.7% for the nine months ended September 30, 2010 from 12.1% for the nine months ended September 30, 2009. This decrease was primarily due to reduced marketing promotions, especially at the Stratosphere and Arizona Charlie’s Decatur.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 4.7% to $83.8 million, or 30.3% of gross revenues, for the nine months ended September 30, 2010, compared to $87.9 million, or 29.7% of gross revenues for the nine months ended September 30, 2009. This decrease was primarily due to lower utilities, advertising, legal fees, bank charges, property taxes, costs associated with insurance and other efficiencies. We also incurred expenses of $252,000 to appeal our property taxes and we accrued $900,000 to our discretionary management bonus pool, which we will continue to evaluate throughout the year.

Pre-opening Expense

We incurred $283,000 in pre-opening costs for the nine months ended September 30, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas. Sky Jump Las Vegas opened to the public on April 21, 2010.

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

Interest Expense

Interest expense increased 20.4% to $34.2 million for the nine months ended September 30, 2010, compared to $28.4 million for the nine months ended September 30, 2009. The increase was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes. For the nine months ended September 30, 2009 we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations. Interest payments totaling $6.2 million during the nine months ended September 30, 2009 were accounted for as a reduction to the outstanding balance of the 2014 Term Loans in accordance with FASB ASC 470-60.

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

Net cash provided by operating activities was $28.1 million for the nine months ended September 30, 2010 compared to $33.3 million for the nine months ended September 30, 2009. The primary reason for the decrease was the approximate $17.6 million decrease in net revenues.

During the nine months ended September 30, 2010, our total capital expenditures were $25.0 million (including approximately $2.4 million in non-cash items), of which approximately $3.4 million was spent on slot machine replacements and conversions, $10.6 million on hotel room renovations and upgrades, $1.8 million was spent on the Sky Jump Las Vegas ride, $3.2 million for renovations of our food and beverage venues and public areas and $6.0 million on our facilities, operations and information technology. For the nine months ended September 30, 2009, our total capital expenditures were $10.5 million (including approximately $940,000 in non-cash items), of which we spent approximately $1.7 million on slot machine replacements and conversions, $520,000 to upgrade our information technology, $2.5 million to improve our facilities, and approximately $4.3 million on our hotels, including approximately $3.2 million on the pools at Aquarius and Stratosphere, $286,000 to renovate suites at Stratosphere, and $607,000 to replace our phone switches and consolidate our PBX function.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $13.2 million on regular maintenance and renovation capital projects between September 30, 2010 and December 31, 2010. Approximately $2.7 million of that amount is associated with regular maintenance of our properties and operations. We are currently evaluating our budgets for 2011. At this time, we anticipate that our capital expenditures for 2011 will be approximately $21.0 million and include approximately $1.7 million for projects that began in 2010, $15.0 million for regular maintenance of our properties, $2.8 million for upgrades to our IT systems, and $1.5 million for other renovations, primarily at our Arizona Charlies properties.

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

In April 2010, the FASB issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance will be applied prospectively with a cumulative-effect adjustment in members’ equity at the beginning of the period of adoption and is effective beginning with our first quarter of 2011. There will be no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $366.6 million as of September 30, 2010.

For the nine months ended September 30, 2010, we incurred approximately $34.2 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2010 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended September 30, 2010.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	November 12, 2010

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.