Form 10-K
period 2010-12-31
American Casino & Entertainment Properties LLC
filed 2011-03-21
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2010

PART I
ITEM 1. BUSINESS

General

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP is a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius.

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

Our executive offices are located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada 89104 and our telephone number is (702) 380-7777.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, as well as statements about the objectives and effectiveness of our risk management policies, statements about trends in or growth opportunities for our businesses, and statements about our future status, activities or regulation by the Nevada Gaming Commission and the Nevada State Gaming Control Board. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Business Strategy and Competitive Strengths

As used in this Annual Report on Form 10-K, the terms ‘‘ACEP’’, ‘‘we’’, ‘‘our’’, ‘‘ours’’ and ‘‘us’’ refer to American Casino & Entertainment Properties LLC, or ACEP, or the Company, unless the context suggests otherwise.

We primarily target middle-market gaming customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. Our operating philosophy is to offer high quality gaming, hotel and dining experiences at an attractive price, by providing safe, clean and accessible facilities and attentive and friendly service.

Our management team has developed a strategy that focuses on increasing the amount of time and money spent at our properties, strengthening our market position, attracting new customers, maximizing yield on existing gaming customers, and increasing productivity throughout the portfolio.

Provide a Value-Oriented Experience

We cater to middle-market gaming customers by offering, in each of our properties, a value-oriented experience that provides competitive odds in our casinos, quality rooms in our hotels, high-quality dining facilities and, at the Stratosphere and the Aquarius, competitive, value-oriented entertainment attractions.

Our properties are well positioned to provide a high quality experience to customers. At the Stratosphere and Aquarius, we provide value-oriented entertainment. At the Arizona Charlie’s locations, we offer competitive payout ratios on our slot and video poker machines.

The mix of slot play product is regularly modified to maximize revenues while also providing customers with the most current and popular games available. In addition, our ace|PLAY program enables customers to receive and redeem rewards, further encouraging frequent visits by our customers.

Effectively Target Our Respective Markets

Our management team continues to focus on improving our existing facilities, customer service, implementing a targeted cost reduction program and positioning each property to target its respective market. We deploy capital strategically into value-enhancing projects to help increase the amount of time and money spent at our properties and to attract new customers. We are rationalizing our marketing by focusing on customer reinvestment rates and working to maximize yield on existing customers.

Our strategy for each property is summarized below:

Stratosphere

We seek to position the Stratosphere as the property of choice in the value segment on the Las Vegas Strip. Our key objectives are to attract customers with a high propensity to gamble, increase length of stay and increase the amount of time and money spent at the property. To achieve these objectives, we are investing in funds to make targeted improvements to the hotel rooms and common areas, including the entrances, restrooms, restaurants, pool, and gaming floor, as well as adding new attractions such as the Sky Jump which was completed in 2010.

Arizona Charlie’s Properties

At our Arizona Charlie’s properties, we are focused on maintaining market share and customer loyalty in the local Las Vegas market while preserving discipline in our promotional incentives. We use unique promotional initiatives as part of our rewards program and we believe that these initiatives, while not costly, will help us increase player spend and differentiate the properties from our competitors. We also invest capital in projects to maintain the overall appeal of the properties.

Aquarius

We are focused on positioning the Aquarius as the high-end gaming venue in Laughlin and increasing market share and cash flow. We are rationalizing our marketing expense and player reinvestment rates in order to increase yield on gaming customers. We believe that the recent renovations of the hotel rooms, the gaming floor and the pool area will attract both tourists and locals, helping us to increase cash flow and increase or maintain our average daily room rate.

Our Gaming and Entertainment Properties

Stratosphere

Our largest property is the Stratosphere, a gaming and entertainment complex that comprises the Stratosphere Tower, a hotel, a casino and a retail center. The Stratosphere is located on approximately 34 acres of land at the northern end of the Las Vegas Strip, of which approximately 17 acres has been developed.

Casino.   As of December 31, 2010, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 1,100 slot machines, 49 table games, an eight table poker room, and a race and sports book.

Hotel, Food and Beverage.   The Stratosphere hotel has total of 2,427 rooms, including 909 rooms that were renovated at the end of 2010, and 133 suites. Hotel amenities include a 67,000 square-foot resort pool and recreation area with private cabanas, a café, and a cocktail bar on the eighth floor, and Beach Club 25, located on the 25th floor, which provides a secluded adult, European-style pool.

The Stratosphere offers five themed restaurants, including an independently owned Italian-themed restaurant.  Our premier restaurant is Top of the World, a 336-seat revolving restaurant located on the 106th floor of the tower. Located 833 feet above the Las Vegas Strip, the Top of the World has been granted the “Award of Excellence” from Wine Spectator Magazine for over 10 years. The Stratosphere also offers eight bars, four of which feature live entertainment.

The Stratosphere Tower.   The Tower is the tallest freestanding observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River. From the indoor/outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown Las Vegas and the surrounding Las Vegas Valley.

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

•	SkyJump Las Vegas, the latest extreme thrill ride, which opened in April 2010, drops thrill seekers on an 855 foot harnessed “controlled freefall” at a speed of up to 40mph.

The Tower also includes:

•	Event space and wedding chapels, at levels 103 and 104;

•	Level 107 Lounge, a 156-seat cocktail lounge inside the Top of the World restaurant;

•
Air Bar located at level 108, overlooking the Las Vegas Strip; and 360° indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop and free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.

Retail and Entertainment.   The retail center, located on the second floor of the base building of the Stratosphere, occupies approximately 110,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. The retail center contains 36 shops, five of which are food venues, and space for 16 merchant kiosks. The retail center also includes a full-service salon and spa.  Adjacent to the retail center is the 640-seat showroom that currently offers entertainment including American Superstars, a celebrity tribute, and Bite, a vampire-themed adult revue, which are both designed to appeal to value-oriented Las Vegas visitors.

Arizona Charlie’s Decatur

Arizona Charlie’s Decatur opened in April 1988 as a full-service casino and hotel geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Decatur is located three and a half miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie’s Decatur offers on-site valet and self-parking lots with combined capacity for over 1,400 vehicles. We believe that ease of access to the casino is an important element in the appeal of Arizona Charlie’s Decatur to local customers.

Casino.   As of December 31, 2010, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with approximately 1,160 slot machines, 12 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play.
Hotel, Food and Beverage.   As of December 31, 2010, Arizona Charlie’s Decatur had 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.

Arizona Charlie’s Decatur has three restaurants, including our new premiere restaurant, Ron’s Steakhouse which opened December 17, 2010. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.

Retail and Entertainment.   Arizona Charlie’s Decatur provides complimentary entertainment as a component of its overall customer appeal. The Naughty Ladies Saloon features a variety of entertainment, including live bands, musician showcase nights and jam sessions. Arizona Charlie’s Decatur has focused on the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.

We believe that ease of access to the casino is an important element in the appeal of Arizona Charlie’s Decatur to local customers.

Arizona Charlie’s Boulder

Arizona Charlie’s Boulder opened in May 2000 as a full-service casino, hotel and RV park geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Boulder is situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is accessible from I-515, the most heavily traveled east/west highway in Las Vegas. Arizona Charlie’s Boulder offers on-site valet and self-parking lots with combined capacity for over 1,200 vehicles.

Casino.   As of December 31, 2010, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space, 6,000 of which was added in June 2006, with approximately 970 slot machines, 12 table games, a bingo parlor, and a race and sports book. Arizona Charlie’s Boulder emphasizes slot play because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.

Hotel, Food and Beverage and RV Park.   As of December 31, 2010, Arizona Charlie’s Boulder hotel had 303 rooms, including 219 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Arizona Charlie’s Boulder has four restaurants and three bars, one of which is the Palace Grand lounge.

Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30 to 70-foot pull through stations and over 200 spaces. The RV park offers nightly, weekly and monthly rates and a range of services, including laundry facilities, game and exercise rooms, a swimming pool, a whirlpool, shower facilities and WiFi access.

Retail and Entertainment.   Arizona Charlie’s Boulder complimentary entertainment is a component of its overall customer appeal. Palace Grand features live bands at no charge. Arizona Charlie’s Boulder utilizes the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.

A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes.

Aquarius Casino Resort

The Aquarius is a tourist, as well as locals, oriented gaming and entertainment destination property. The Aquarius is located on approximately 18 acres of land next to the Colorado River in Laughlin, Nevada. In 2008, we completed a $54.0 million capital improvement program for the Aquarius. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines, new signage, and renovations to our suites as well as our standard rooms.

The Laughlin area is in an unincorporated portion of Clark County and is located on the southern tip of the State of Nevada. Laughlin is located along the west side of the Colorado River which forms the boundary between the States of Nevada and Arizona. Las Vegas is approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.

Casino.   As of December 31, 2010, the Aquarius contained approximately 57,070 square feet of gaming space with approximately 1,300 slot machines, 42 table games, a keno lounge and a race and sports book.

The Aquarius offers a variety of slots and table games that appeal to both tourists and local players.

Hotel, Food and Beverage.   The Aquarius is the largest hotel by number of rooms in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool, lighted tennis courts, and three company owned restaurants, including the Vineyard, which is designed for fine dining, the Windows on the River Buffet, and Café Aquarius, a diner which is open 24 hours. The Aquarius has three nationally recognized leased restaurants, including Outback Steakhouse®, Subway®, and Panda Express®. Additionally, the Aquarius operates a Starbucks® under license. The Aquarius also has three bars providing retail drinks and video poker to casino customers.

Retail and Entertainment.    Aquarius has approximately 35,000 square feet of meeting space, with approximately 19,300 square feet devoted to a pavilion which can accommodate up to 2,100 guests. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate 300 guests. The outdoor amphitheater hosts headliner concerts and can accommodate 3,300 guests. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages. The property also includes two leased gift shops and a parking garage with a capacity for 2,420 cars. Tours of the Colorado River are offered aboard a paddle-wheeler style boat and jet skis can be rented from the Aquarius’s boat dock; both businesses are operated by lessees.

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

ace|PLAY is our cross property player rewards program which we utilize to attract and retain customers. This program allows players to accumulate points and comp dollars, which can be exchanged for cash or complimentary goods and services, at our properties, regardless of where the points and comp dollars were earned.  We believe our ace|PLAY player rewards program is competitive in our respective markets.

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

We believe that our Las Vegas and Laughlin management teams have positioned each of our properties to target their respective markets by expanding and improving our existing facilities and focusing on customer service.

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

Casino Credit

We extend credit on a discretionary basis to qualified customers. We maintain strong controls over the extension of credit and evaluate each individual customer’s creditworthiness before extending credit. We pursue collections by appropriate means, including legal proceedings when necessary. Historically, our casino credit is less than 9% of all table games wagering.

Competition

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous tourist attractions. Many Las Vegas hotel and casino resorts are themselves tourist attractions. Each of these resorts competes with us in our ability to attract visitors to the Stratosphere. The Stratosphere’s hotel and food and beverage operations compete directly with other properties targeting the value-oriented, middle-market Las Vegas visitor. The Stratosphere competes with other hotels and casinos on the Las Vegas Strip based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.

Arizona Charlie’s Decatur and Arizona Charlie’s Boulder compete primarily with other Las Vegas hotels and casinos for local customers. The Arizona Charlie’s properties compete with other casinos in the Las Vegas metropolitan area based on a mix of casino games, personal service, payout ratios, location, and price of hotel rooms, restaurant value, and promotions.

The Aquarius competes primarily with other Laughlin hotels and casinos located along the Colorado River. From a competitive standpoint, we believe that the Aquarius is the largest hotel in Laughlin based on the number of available rooms and we believe that the Aquarius casino has the second largest number of slot machines of its competitors. The Aquarius competes with other hotels and casinos in Laughlin based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions.

The Las Vegas and Laughlin Markets

All of our properties are located in the Las Vegas and Laughlin, Nevada markets.  Accordingly, our results of operations are driven by economic conditions in these markets.
Las Vegas is one of the largest entertainment markets in the country. We believe that Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.8 million visitors in 2000 to 37.3 million visitors in 2010. The number of hotel and motel rooms in Las Vegas has increased from 124,270 at the end of 2000 to 148,935 at the end of 2010, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. However during the last two years, hotel occupancy fell to 85.3% for 2009 and fell further to 83.5% for 2010, its lowest level since 1984.

Las Vegas saw a slight increase in tourism in 2010 according to the LVCVA as visitor volume was approximately 37.3 million people in 2010, up 2.7% from approximately 36.4 million in 2009. Along with the small increase in visitors, the hotel average daily room rate, or ADR increased by 2.0% in 2010 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2000 and 2010, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.9%. Gaming revenues for 2010 totaled approximately $5.8 billion, a 4.1% decrease from 2009. The most significant contributor to gaming revenue growth on the Las Vegas Strip in 2010 was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.9 million in 2000 to 4.5 million in 2010, representing a compound annual growth rate of 1.5%.  Convention attendance declined 0.4% during 2010 compared to 2009 and is down 24.2% from 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,394,440 in 2000 to an estimated 1,902,502 in 2010, a compound annual growth rate of 3.2%. In comparison, the United States population increased at a compound annual growth rate of 0.9% during this period. In 2009, median household income in Clark County was $56,080, compared with the national median household income of $51,425.

From 2009 to 2010, it is estimated that Clark County experienced a 2.5% decrease in population, likely the result of the combined economic factors of the local housing crisis, increased foreclosures and high unemployment. Frozen credit markets, volatile gas prices and high unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,350 rooms and its gaming revenue for 2010 was $482 million, down 2.1% from 2009.

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

Registration Requirements

On January 21, 2010, the Nevada Gaming Commission issued a Second Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order (1) prohibits Holdings  from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable into our Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and  (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of  their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.  .

ACEP has been found suitable by the Nevada Gaming Commission to own the equity interests of Stratosphere LLC, Charlie’s Holding and Aquarius Gaming LLC, each of which is a company licensee. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as a holding company found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie's, LLC and Fresca, LLC. Stratosphere LLC has been registered as a holding company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee.

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

Consequences of Violating Gaming Laws

If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we, and the persons involved, could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could seek the appointment of a supervisor to conduct the operations of our casinos and, under specified circumstances, earnings generated during the supervisor’s appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Review and Approval of Transactions

Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to, or approved by, the Nevada Gaming Authorities.

Requirements for Equity Security Holders

Regardless of the number of equity interests held, any beneficial holder of a registered company's voting or non-voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting or non-voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 25%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can own up to 29% of a registered company’s voting securities if such additional ownership results from a stock repurchase program conducted by the publicly traded corporation  and upon the condition that the institutional investor does not purchase or otherwise acquire any additional voting securities of the publicly traded corporation that would result in an increase in the institutional investor’s ownership percentage. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the publicly traded registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the  registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

If the Nevada Gaming Authorities require that a person who is a holder or the beneficial owner of notes be licensed, qualified or found suitable under applicable gaming laws, such holder or beneficial owner, as the case may be, shall apply for a license, qualification or a finding of suitability within the required time period. If such person fails to apply or become licensed or qualified or is found unsuitable the Nevada Gaming Laws limit the rights of the holder as follows: (i) any person required to be licensed or found suitable and who is denied a license or found unsuitable shall not hold directly or indirectly the beneficial ownership of any voting security or debt security of a publicly traded corporation which is registered with the Commission beyond the time prescribed by the Commission; and (ii) shall not accept more for his interest than he paid for it or the market value on the date of the denial of the license or finding of unsuitability.

With respect to any other jurisdiction, if a holder of notes fails to apply or become licensed or qualified or is found unsuitable the holder shall comply with the laws of that jurisdiction governing such matters and the continued ownership of the notes and such regulatory orders as may be entered in conjunction therewith and pursuant thereto or, in the absence thereof, we shall have the right, at our option:

•
to require the holder to dispose of its notes or beneficial interest therein within 30 days of receiving notice of our election or such earlier date as may be requested or prescribed by a gaming authority; or

•
to redeem the notes at a redemption price equal to the lesser of (1) the holder’s cost, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply or (2) 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply, which may be less than 30 days following the notice of redemption if so requested or prescribed by the gaming authority.

We will not be responsible for any costs or expenses incurred by any such holder or beneficial owner in connection with its application for a license, qualification or finding of suitability.

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

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licensees may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

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

Local License for Conduct of Gaming and Sale of Alcoholic Beverages

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

Employees

At December 31, 2010, we had approximately 4,300 employees, of which approximately 1,700 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.

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

The severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During 2008, 2009 and 2010 our revenues have decreased significantly compared to 2007. If the current economic condition continues or worsens, our revenues may decrease further while some of our costs remain fixed or may even increase. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities has declined during the economic downturn and may continue to decline. We have experienced reduced numbers of visitors, lower occupancy rates and lower revenue.

The severe economic downturn has particularly affected the markets in which we operate. For example, the residential and commercial real estate markets in and around Las Vegas have experienced significant downturn and a decline in real estate values. Also, construction spending in the Las Vegas area (which has been an important driver for the local economy) has significantly decreased and unemployment in Las Vegas has significantly increased. In December 2010, Las Vegas unemployment was 14.9% compared to 9.4% nationally.  We have summarized below publicly available data relating to the adverse changes in the markets in which we operate.
Clark County. In 2010, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $8.9 billion, a 0.8% increase from 2009. The most significant contributor to gaming revenue growth in 2010 was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player.

Las Vegas. According to the LVCVA statistical reports, convention attendance and meetings held declined 0.4% and 7.2%, respectively in 2010.  Additionally, air passengers using McCarran International Airport, the primary airport serving Las Vegas, declined 1.8% in 2010 to approximately 39.8 million.

Laughlin. The Laughlin area economy, where Aquarius is located, is primarily dependent on the gaming and tourism industry. Laughlin visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. According to the LVCVA as of December 31, 2010, the Laughlin market consisted of approximately 10,350 hotel rooms and its gaming revenue for 2010 was approximately $482 million, down 2.1% from 2009. Visitor volume decreased 3.4% year-over-year to approximately 2.4 million compared to 2.5 million in 2009. Hotel occupancy in 2010 increased 0.4% to 63.7% and the average daily room rate decreased 7.3% to $38.25.

We have reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for promotional incentives, reduces revenue and operating margins. At the same time, we have found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. As a consequence, this economic downturn has negatively affected our operations and, together with further economic declines in the markets in which we operate or from which we draw customers, may continue to negatively affect our operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

Further, our properties draw a substantial number of customers from the Las Vegas Valley, as well as certain geographic areas, including southern California and Arizona. Adverse economic conditions in any of these regions could result in a decrease in the number of customers traveling from those areas to our properties.

Because all four of our gaming properties are concentrated in a relatively small area in Nevada, we are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the areas from which we draw customers.

Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 97 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•
local economic conditions, including the economic downturn in the Las Vegas metropolitan area discussed in ‘‘The downturn in the local, regional, national and global economies, the volatility and disruption of the capital and credit markets and adverse changes in the local, regional, national and global economies could continue to impact our financial performance and our ability to access financing’’;

•	local competitive conditions;

•	reduced land and air travel due to increasing fuel costs, reduced flights into Las Vegas, or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes; and

•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada.

Local Competitive Risks. In addition to the risks described under ‘‘If we are unable to compete effectively against our competitors, our business will suffer’’ below, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our customers. Prior to the recent economic downturn, the Las Vegas market experienced a substantial increase in the construction and development of hotels and casinos available to our potential customers. As of December 31, 2010 LVCVA reported Las Vegas hotel room inventory of 148,935 and as of September 30, 2010 projects 1,455 and 900 additional rooms to open in 2011 and 2012.

We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos or hotel room capacity is expanded by others in major destination locations, competition will increase. As a result of the increase in product available to our potential customers and the recent economic downturn, we are competing for a smaller number of potential customers with fewer dollars to spend with a larger number of competitors. Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets and depend on the local markets for customers. Competition for local customers has historically been intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business.

Transportation-Related Risks. The majority of our customers at the Stratosphere travel by air or car to Las Vegas. Increasing transportation costs, for example, caused by increased fuel costs, may deter people from traveling to our properties from long distances or decrease the amount of money they have available to spend once there. Further, leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines can impact the number of visitors to our properties. For the year ended December 31, 2010, arriving and departing passengers through McCarran International Airport in Las Vegas decreased 1.8% to approximately 39.8 million from approximately 40.5 million in 2009.

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

We may be unable to raise additional indebtedness because of the instability in the financial markets.

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

Our members, managers, directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of some of the significant gaming regulations that affect our business, see ‘‘Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.

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

Various politicians have made statements in connection with corporate excess that single out business events in and trips to Las Vegas. These statements could discourage businesses from traveling to and hosting events in Las Vegas which could adversely affect our cash flows. Las Vegas is a significant destination for trade shows. The number of trade show and convention attendees in Las Vegas increased from approximately 3.9 million in 2000 to 5.9 million in 2008, representing a compound annual growth rate of 5.5%. However for 2009, meetings held declined 13.6% and convention attendance declined 23.9% compared to the same period in 2008.  For 2010, there were further declines as meetings held declined 7.2% and convention attendance declined 0.4% compared to 2009.

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

•
as of December 2010, approximately 40% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

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

Further, the increasing cost of energy and water will increase our costs of operations, thereby likely lowering our net cash flows. In addition, energy price increases in the regions that provide a significant source of customers for our properties could result in a decline of disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

Changes in tax laws could increase our cost of doing business and negatively affect our business.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) adjourned in June 2009, and there were no increases in taxes affecting gaming revenue, but the Nevada Legislature did approve a 3% increase in the tax charged against room sales. Although this tax is passed on to our guests, the effect of this tax is to increase the cost to our guests of staying in hotels and, therefore, could negatively impact visitation and/or other expenditures. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. The State of Nevada projects a budget shortfall from 2011 to 2012. From time to time, there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature meets again in 2011 and we cannot assure you that our taxes or fees will not be increased.

The federal government has also previously considered a federal tax on gaming revenues and may consider such a tax in the future. Decreases in tax revenues resulting from the economic downturn may increase pressure on federal, state or local authorities to increase taxes. If there is any material increase in federal, state or local taxes and fees, our business, financial condition and results of operations could be adversely affected because of increased costs to us or our customers.

Our operations may be adversely impacted by expanded Native American gaming operations if they attract customers that otherwise would visit our properties.

The expansion of Native American casinos in the United States continues to have an impact on casino revenues in Nevada and such impact may be significant on the markets in which we operate. California’s state officials are in active negotiations to renegotiate certain compacts with Native American tribes. Some Native American casino compacts have already been changed to allow for additional slot machines. In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California. While the effect of increased gaming in California and other states is difficult to predict, our revenues could decline if such competing casinos attract customers who would otherwise travel to Las Vegas or Laughlin.

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

Extreme weather conditions or earthquakes may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions or earthquakes, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions or earthquakes. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

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

Approximately 1,700 of our 4,300 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Our collective bargaining agreement with United Steelworkers of America, which represents 488 culinary employees at Aquarius, expired on April 1, 2008. Currently, we and the United Steelworkers of America are operating on a year-to-year basis. We are currently in negotiations with the United Steelworkers of America to enter into a new collective bargaining agreement which is being ratified by the union. Our failure to enter into a new agreement or a work stoppage resulting from the negotiations involving a new agreement could have an adverse impact on our operations.

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

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than that of our competitors’, causing us to lose our competitive position.

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

We account for indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we test our indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for indefinite-lived intangible assets in the fourth quarter of each fiscal year. In addition, we test long-lived assets for impairment  if a triggering event occurs.

Significant negative industry or economic trends, including reduced estimates of future revenues and cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2009 and 2010, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our results of operations.

For example, for the year ended December 31, 2009 and for the six months ended June 30, 2010, we recorded $7.1 million and $2.0 million in aggregate non-cash impairment charges to write-down certain portions of our trade name assets to their fair value. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

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

The net proceeds from the offering of the old notes were used to repay our Restructured Term Loan. GSMC, an affiliate of both Goldman, Sachs & Co., the initial purchaser of the old notes, and Whitehall 2007, owners of a majority of our indirect interests, was the sole lender under the Restructured Term Loan and accordingly was the recipient of the entire net proceeds of that offering. See “Certain Relationships and Related Party Transactions”.
In addition, as part of the recent Restructuring of our loans from GSMC, MTGLQ was issued a 22% indirect interest in us following receipt of necessary gaming approvals. Regulatory approval was obtained on August 20, 2009, and a new limited liability company agreement was executed on the same day reflecting the 22% interest of MTGLQ in our non-voting membership interests.

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

As of December 31, 2010, there was no public market for our common equity.
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

Description of Registrant’s Securities to be Registered

General

Reference is made to information set forth in “Item - 1 Business - General”, which information is incorporated herein by reference.

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

The selected historical consolidated financial data as of December 31, 2010, 2009, 2008 (Successor), 2007 and 2006 (Predecessor), the year ended December 31, 2010, December 31, 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 through February 20, 2008 and the years ended December 31, 2007 and 2006 (Predecessor), each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Successor			Predecessor
			Period from	Period from
			February 21,	January 1, 2008
	Year ended	Year ended	2008 through	through
	December 31,	December 31,	December 31,	February 20,	Years Ended December 31,
	2010	2009	2008	2008	2007	2006
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$204,958	$215,181	$219,956	$36,539	$265,138	$220,814
Hotel	55,900	59,348	69,483	11,683	88,242	75,587
Food and beverage	67,181	73,285	77,230	12,354	91,160	83,667
Tower, retail and other	33,121	33,925	34,179	4,651	40,074	35,912
Gross revenues	361,160	381,739	400,848	65,227	484,614	415,980
Less promotional allowances	24,322	25,689	36,097	5,608	40,406	30,281
Net revenues	336,838	356,050	364,751	59,619	444,208	385,699

Costs and expenses:
Casino	66,318	70,312	72,563	12,379	88,133	80,060
Hotel	33,343	34,143	29,418	4,686	35,501	33,419
Food and beverage	50,478	55,258	52,638	8,422	62,912	60,052
Other operating expenses	13,123	13,253	14,629	2,150	17,450	16,856
Selling, general and administrative	110,249	114,344	118,549	19,443	131,733	107,073
Depreciation and amortization	46,382	41,317	31,288	5,062	36,034	28,620
Pre-opening costs	307	-	-	-	-	1,904
Loss on disposal of assets	4,308	752	875	-	8	239
Management fee - related party	1,500	1,750	2,578	-	-	-
Impairment of assets	2,000	7,114	11,894	-	-	-
Total costs and expenses	328,008	338,243	334,432	52,142	371,771	328,223

Income from operations	8,830	17,807	30,319	7,477	72,437	57,476

Other income (expense):
Loss on early extinguishment of debt	-	-	-	(13,580)	-	-
Interest income	15	99	813	322	2,367	2,239
Interest expense	(45,592)	(18,328)	(2,601)	(2,564)	(20,574)	(21,314)
Interest expense - related party	-	(21,398)	(59,946)	-	-	-
Total other expense, net	(45,577)	(39,627)	(61,734)	(15,822)	(18,207)	(19,075)

Income (loss) before income taxes	(36,747)	(21,820)	(31,415)	(8,345)	54,230	38,401

Provision (benefit) for income taxes	-	-	-	(2,920)	15,602	12,758
Net income (loss)	$(36,747)	$(21,820)	$(31,415)	$(5,425)	$38,628	$25,643

OTHER FINANCIAL DATA:
Capital expenditures	$36,110	$14,985	$34,934	$5,265	$22,465	$46,851

	Successor			Predecessor
	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$85,311	$101,092	$30,366	$107,265	$54,912
Total assets	1,256,403	1,288,959	1,303,310	605,098	575,826
Total debt (1)	357,813	353,894	1,109,810	257,330	257,825
Members' equity	865,418	902,165	151,298	296,369	257,741

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin.  Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; more specifically slot play (including video poker). Approximately 56.7% of our gross revenue in 2010 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2009, with hotel sales representing 15.5% and food and beverage sales representing 18.6%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.8 million visitors in 2000 to 37.3 million visitors in 2010. The number of hotel and motel rooms in Las Vegas has increased from 124,270 at the end of 2000 to 148,935 at the end of 2010, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. However during the last two years, hotel occupancy fell to 85.3% for 2009 and fell further to 83.5% for 2010, its lowest level since 1984.

Las Vegas saw a slight increase in tourism in 2010 according to the LVCVA as visitor volume was approximately 37.3 million people in 2010, up 2.7% from approximately 36.4 million in 2009. Along with the small increase in visitors, the hotel average daily room rate, or ADR increased by 2.0% in 2010 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2000 and 2010, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.9%. Gaming revenues for 2010 totaled approximately $5.8 billion, a 4.1% increase from 2009. The most significant contributor to gaming revenue growth on the Las Vegas Strip in 2010 was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas increased from approximately 3.9 million in 2000 to 4.5 million in 2010, representing a compound annual growth rate of 1.5%.  Convention attendance declined 0.4% during 2010 compared to 2009 and is down 24.2% from 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark Country. The population of Clark County has grown from 1,394,440 in 2000 to an estimated 1,902,502 in 2010, a compound annual growth rate of 3.2%. In comparison, the United States population increased at a compound annual growth rate of 0.9% during this period. In 2009, median household income in Clark County was $56,080, compared with the national median household income of $51,425.

From 2008 to 2010, it is estimated that Las Vegas experienced a 2.5% decrease in population, likely the result of the combined economic factors of the local housing crisis and increased foreclosures. Frozen credit markets, volatile gas prices and increased unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,350 rooms and its gaming revenue for 2010 was $482 million, down 2.1% from 2009.

Clark County Nevada Gaming Volume

The information contained in the following table relates to Clark County, Nevada and was obtained from the Las Vegas Convention and Visitors Authority and the Nevada Gaming Control Board.

	Years Ending December 31,
	2010	2009	2008
Total gaming revenue	$8,908,630,000	$8,838,235,000	$9,796,723,000
Number of slot machines	126,951	127,806	126,789
Number of table games	4,443	4,474	4,454
Number of visitors	37,335,436	36,351,469	37,481,552

We use certain key measurements to evaluate operating revenue.  Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by customers. Win or hold percentage represents the percentage of table games drop or slot coin-in that is retained by the casino and recorded as casino revenue.  Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day.  Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Successor			Predecessor
	Year ended December 31, 2010	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008
	(in millions)
Income Statement Data:
Revenues:
Casino	$205.0	$215.2	$220.0	$36.5
Hotel	55.9	59.3	69.5	11.7
Food and beverage	67.1	73.3	77.2	12.4
Tower, retail and other	33.1	33.9	34.2	4.7
Gross revenues	361.1	381.7	400.9	65.3
Less promotional allowances	24.3	25.7	36.1	5.6
Net revenues	336.8	356.0	364.8	59.7

Costs and expenses:
Casino	66.3	70.3	72.6	12.4
Hotel	33.3	34.1	29.4	4.7
Food and beverage	50.5	55.3	52.6	8.4
Other operating expenses	13.1	13.3	14.6	2.2
Selling, general and administrative	116.1	116.8	122.0	19.4
Pre-opening costs	0.3	-	-	-
Depreciation and amortization	46.4	41.3	31.3	5.1
Impairment of assets	2.0	7.1	11.9	-
Total costs and expenses	328.0	338.2	334.4	52.2
Income from operations	$8.8	$17.8	$30.4	$7.5

EBITDA Reconciliation:
Net loss	$(36.7)	$(21.8)	$(31.4)	$(5.4)
Benefit for income taxes	-	-	-	(2.9)
Interest income	-	(0.1)	(0.8)	(0.3)
Interest expense	45.6	39.7	62.5	2.6
Depreciation and amortization	46.4	41.3	31.3	5.1
EBITDA	$55.3	$59.1	$61.6	$(0.9)

The results for the twelve months ended December 31, 2008, which we refer to as ‘‘Combined’’, represent the period January 1, 2008 through February 20, 2008 (Predecessor) and the period February 21, 2008 through December 31, 2008 (Successor). The use of Predecessor and Successor periods was necessitated by the acquisition of ACEP on February 20, 2008. The acquisition of ACEP did not materially affect the Company’s operations with the exception of interest and depreciation and amortization expenses. The presentation of financial information for Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation and amortization, primarily due to the impact of the Acquisition on February 20, 2008. Combined does not comply with Generally Accepted Accounting Principles, GAAP, or with the SEC’s rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2008 to our results for other periods.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that has negatively impacted tourism in Southern Nevada. Las Vegas, however, has experienced some positive trends in overall demand in 2010. For the year ended December 31, 2010, the Las Vegas Convention and Visitors Authority (“LVCVA”) reported year-over-year increases in visitor volume, room nights occupied and daily auto traffic-all major highways.  While gross gaming revenues have shown monthly year-over-year increases, the increases are primarily from baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. In addition, airline capacity and passenger counts through McCarran International Airport have decreased and hotel room inventories have increased by 5.0% year-over-year resulting in lower occupancies throughout Las Vegas. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2010 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by increasing unemployment, declining real estate values and depressed taxable sales. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Consolidated gross revenues decreased 5.4% to $361.1 million for the year ended December 31, 2010 from $381.7 million for the year ended December 31, 2009. Consolidated income from operations and EBITDA decreased 50.6% and 6.4% to $8.8 million and $55.3 million for the year ended December 31, 2010 compared to $17.8 million and $59.1 million for the year ended December 31, 2009. The decrease in our gross revenues, operating income and EBITDA are due primarily to the general economic slowdown and market factors discussed previously. For the year ended December 31, 2010, depreciation and amortization expense, increased 12.3%, to $46.4 million compared to $41.3 million for the year ended December 31, 2009. In addition, during the year ended December 31, 2010, we recognized non-cash charges of approximately $4.3 million for a loss on the disposal of assets and recorded a $2.0 million loss on impairment of assets, compared to $0.8 million and $7.1 million, respectively, for the year ended December 31, 2009. We also expensed approximately $1.5 million for management fees for the year ended December 31, 2010, compared to $1.8 million for the year ended December 31, 2009. As a result, our consolidated net operating margin decreased to 2.6% for the year ended December 31, 2010 compared to 5.0% for the year ended December 31, 2009.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 4.7% to $205.0 million for the year ended December 31, 2010, compared to $215.2 million for the year ended December 31, 2009. This decrease was primarily due to a 2.8% decrease in slot coin-in and an 8.3% decrease in table drop. For the year ended December 31, 2010, slot machine revenues were 84.3% of casino revenues and table game revenues were 11.9% of casino revenues, compared to 84.4% and 11.8% of casino revenues, respectively, for the year ended December 31, 2009. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 6.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The primary reason for the decline in other casino revenues was a 29.7% decline in poker revenues; a portion of which is attributed to closing the Poker Room at the Aquarius. Casino operating expenses decreased 5.7% to $66.3 million, or 32.3% of casino revenues, for the year ended December 31, 2010, from $70.3 million or 32.7% of casino revenues, for the year ended December 31, 2009. This decrease was primarily due to decreased labor costs, participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games.

Hotel

Hotel revenues decreased 5.7% to $55.9 million for the year ended December 31, 2010 from $59.3 million for the year ended December 31, 2009. The decrease in revenues is the result of a decrease in room occupancy to 65.7% for the year ended December 31, 2010 compared to 66.9% for the year ended December 31, 2009 and a 3.2% decrease in average daily room rate for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties is primarily a result of sharp decreases in rates across our markets and an increase in Las Vegas citywide room inventories. In addition, Stratosphere began a room renovation in July 2010. After adjusting for the rooms that were out of order, overall occupancy increased to 68.8% for the year ended December 31, 2010. Due to increased marketing and direct mail efforts our comp room sales increased 17.1% and our cash room sales decreased 7.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our hotel expenses were $33.3 million for the year ended December 31, 2010, compared to $34.1 million for the Year ended December 31, 2009. The decline in hotel expenses was due primarily to reduced labor costs and lower repair and maintenance expenses. Due to the decline in revenues, our Hotel operating margin decreased to 40.4% for the year ended December 31, 2010 as compared to 42.5% for the year ended December 31, 2009.

Food & Beverage

Food and beverage revenues decreased 8.5% to $67.1 million for the year ended December 31, 2010 compared to $73.3 million for the year ended December 31, 2009. The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the year ended December 31, 2010 decreased 13.5% and 8.8%, respectively, compared to the year ended December 31, 2009. Average revenue per cover for the year ended December 31, 2010 increased 6.0% compared to the year ended December 31, 2009. Our food and beverage expenses decreased 8.7% to $50.5 million for the year ended December 31, 2010 compared to $55.3 million for the year ended December 31, 2009 due to an overall decrease in our food and beverage costs and payroll and related expenses. Our food and beverage operating margin increased slightly to 24.7% for the year ended December 31, 2010 as compared to 24.6% for the year ended December 31, 2009.

Tower, Retail and Other

Tower, retail and other revenues decreased 2.4% to $33.1 million for the year ended December 31, 2010 from $33.9 million for the year ended December 31, 2009. Tower revenues increased 12.6% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The primary reason for the increase in Tower revenues for year ended December 31, 2010 compared to the year ended December 31, 2009 was the introduction of the Sky Jump Las Vegas ride on April 21, 2010. Entertainment revenue declined 28.5% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere and Aquarius and a reduction in the number of events at the Aquarius.  Retail revenue decreased 20.5% for the year ended December 31, 2010, compared to the year ended December 31, 2009.  Retail revenues declined due to increased tenant vacancies and rent concessions. Other operating income increased 1.2% for the year ended December 31, 2010, compared to the year ended December 31, 2009.  The increase was primarily due to higher ATM and communications commission revenues. Other operating expenses decreased 1.5% to $13.1 million for the year ended December 31, 2010, compared to $13.3 million for the year ended December 31, 2009. This decrease was primarily due to a decrease in bad debt expense and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances were 11.9% for both the years ended December 31, 2010 and December 31, 2009.

Pre-opening Expense

We incurred $307,000 in pre-opening costs for the year ended December 31, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas and Ron’s Steakhouse at Arizona Charlie’s Decatur. Pre-opening expenses associated with Sky Jump Las Vegas and Ron’s Steakhouse were approximately $283,000 and $24,000 respectively.  Sky Jump Las Vegas opened to the public on April 21, 2010 and Ron’s Steakhouse opened to the public on December 17, 2010.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 0.6% to $116.1 million, or 32.2% of gross revenues, for the year ended December 31, 2010, compared to $116.8 million, or 30.6% of gross revenues, for the year ended December 31, 2009. This decrease was primarily due to lower labor costs, marketing related expenses, asset management fees, insurance expenses, and utilities expenses which were partially offset by an increase in loss on disposal of assets.  For the year ended December 31, 2010, loss on disposal of assets includes non-cash charges of approximately $4.3 million, which were primarily the result of the hotel renovation at the Stratosphere.

Impairment of Assets

 We account for indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

Long-lived assets, which are to be held and used, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

In addition, we tested our assets for recoverability. The asset recoverability test required the estimation of undiscounted future cash flows from our properties and the comparison of the aggregate total to the property carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of each of our properties and, if necessary, continue to update our asset recoverability test. If future asset recoverability tests indicate our assets are impaired, we will be subject to a non-cash write-down of our assets, which could have a material adverse impact on our consolidated statements of operations.

Interest Expense

Interest expense increased 14.9% to $45.6 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was due primarily to the restructuring of the Goldman Term Loans and issuance of our 11% Senior Secured Notes. For the year ended December 31, 2009 we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations. Interest payments totaling $6.2 million during the year ended December 31, 2009 were accounted for as a reduction to the outstanding balance of the 2014 Term Loans.

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

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.9% for the year ended December 31, 2009 from 16.3% for the Combined year ended December 31, 2008. This decrease was primarily due to reduced marketing promotions, especially at the Aquarius and the Stratosphere.

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

Impairment of Assets

We account for indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual impairment test of these assets in the fourth quarter of each year.  As of November 1, 2009 we performed impairment tests that resulted in the non-cash write-downs of trade names of approximately $6.9 million at the Stratosphere and approximately $222,000 at Arizona Charlie’s Boulder.  The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the declines in our revenue are related to the on-going economic recession in the U.S. and Southern Nevada economies, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Long-lived assets, which are to be held and used, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

In connection with the Acquisition, on February 20, 2008 we received loan proceeds of approximately $1.1 billion pursuant to the Goldman Term Loans.  On June 25, 2009, we closed the restructuring of the Goldman Term Loans and the reduction of the $1.1 billion Goldman Term Loans. As part of the restructuring, (i) Holdings paid  GSMC $165 million to repay a portion of the Goldman Term Loans; (ii) Holdings agreed to issue a 22% membership interest in Holdings to MTGLQ Investors, L.P., an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans; (iv) ACEP received $35 million in cash from Holdings; and (v) GSMC agreed to terminate the remaining Goldman Term Loans.  On August 14, 2009, ACEP issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014, the gross proceeds of which were used to repay a portion of the principal balance of the 2014 Term Loans.  The remaining balance of the 2014 Term Loans was forgiven by GSMC. At December 31, 2010, we had unrestricted cash and cash equivalents of $85.3 million.

During the year ended December 31, 2010, our Net Cash Provided by Operating Activities was approximately $19.1 million, a decrease of 34.8%, compared to $29.3 million for the year ended December 31, 2009.  Cash flows used in investing activities were $34.0 million for the year ended December 31, 2010, and consisted primarily of $34.2 million of capital expenditures.

During the year ended December 31, 2010, our total capital expenditures were $36.1 million (including approximately $1.9 million in non-cash items), of which approximately $3.7 million was spent on slot machine replacements and conversions, $17.2 million on hotel room renovations and upgrades, $1.8 million was spent on the Sky Jump Las Vegas ride, $6.0 million for renovations of our food and beverage venues and public areas and $7.4 million on our facilities, operations and information technology. During the year ended December 31, 2009, our total capital expenditures were $15.0 million (including approximately $2.6 million in non-cash items), of which approximately $2.9 million was used for slot machine replacements and conversions, $960,000 on the Sky Jump Las Vegas ride, $790,000 on renovations and improvements to our food and beverage venues, $5.4 million on our facilities, operations and information technology and $4.9 million was used for hotel improvements.

Our primary cash requirements for 2011 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures of approximately $20.5 million, which will be evaluated throughout the year.

Our 2011 capital expenditure budget includes approximately $8.4 million for slot machines and conversions, and specifically for the Stratosphere, $1.7 million on a replacement phone switch and $1.0 million on a fire safety system.  In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

In addition to our capital expenditures, we will pay interest on our notes semi-annually, every June 15 and December 15 until maturity.  On December 15, 2009 we paid approximately $13.9 million in interest on the 11% Senior Secured Notes.  All subsequent payments are approximately $20.6 million.

On February 23, 2010, the Issuers completed a SEC-registered exchange offer in which the Issuers issued approximately $374.9 million aggregate principal amount of their SEC-Registered Notes in exchange for $374.9 million of their outstanding, unregistered 11% Senior Secured Notes. The SEC-Registered Notes have substantially identical terms to the 11% Senior Secured Notes, except that the SEC-Registered Notes are registered under the Securities Act and there are certain differences relating to transfer restrictions, registration rights and payment of additional interest in case of non-registration.

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

Contractual Obligations

As of December 31, 2010, we have certain contractual obligations which affect our financial condition, liquidity and results of operations, which include operating leases, employment contracts, and slot conversion purchases.

The following table sets forth, contractual obligations of ACEP at December 31, 2010.

		Payments due by Period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)

Debt	$375,000	$-	$-	$375,000	$-
Interest on debt	144,375	41,250	82,500	20,625	-
Capital leases, including interest	8,702	418	834	554	6,896
Operating leases	129	86	43	-	-
Other Contractual Obligations	3,209	3,086	123	-	-
Total	$531,415	$44,840	$83,500	$396,179	$6,896

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

Self-Insurance

We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties, for the first $100,000 per claim. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

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

We account for indefinite-lived intangible assets in accordance with applicable guidance. For indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

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

See Results of Operations above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2010, 2009 and 2008. The majority of the impairment charges recorded for the years ended December 31, 2010, 2009 and 2008 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has established the Accounting Standards Codification™, or Codification, or ASC, as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report.

In April 2010, the FASB issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance is effective beginning with our first quarter of 2011.There will be no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements in ASC 815, Derivatives and Hedging, subtopic 10-50-4B for derivative instruments and ASC 320, Investments – Debts and Equity Securities, subtopic 10-50-1B for debt and equity securities. The clarifications and requirement to disclose the amount and reasons for significant transfers in and out of Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy were adopted by us in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for the fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. We early adopted the disaggregation guidance on January 1, 2010. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair value of the 11% Senior Secured Notes was approximately $375.0 million as of December 31, 2010.

The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options. Interest was due and payable monthly at a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The Goldman Term Loans were satisfied by the restructuring related to the 2014 Term Loans. Under the terms of the Goldman Term Loans we were required to maintain a capital expenditure reserve, furniture, fixtures and equipment reserve, a deferred maintenance reserve, an environmental reserve and an interest reserve. In addition, the Goldman Term Loans contained important affirmative and negative financial covenants which restricted our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secured the Goldman Term Loans.  For the year ended December 31, 2010, we incurred approximately $45.6 million in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of December 31, 2010 (Successor) and 2009 (Successor)	40

Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)	41

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)	42

Consolidated Statements of Members’ Equity for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (collectively, the “Company”) as of December 31, 2010 (Successor) and December 31, 2009 (Successor), and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2010 and 2009 (Successor), the period January 1, 2008 through February 20, 2008 (Predecessor), and the period February 21, 2008 through December 31, 2008 (Successor).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  consolidated financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2010 (Successor) and December 31, 2009 (Successor), and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009 (Successor), the period January 1, 2008 through February 20, 2008 (Predecessor), and the period February 21, 2008 through December 31, 2008 (Successor), in conformity with accounting principles generally accepted in the United States of America.

/s/   GRANT THORNTON LLP

Reno, Nevada
March 21, 2011

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS
	Successor
	As of	As of
	December 31, 2010	December 31, 2009

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$85,311	$101,092
Investments-restricted	1,171	1,857
Accounts receivable, net	3,290	3,250
Accounts receivable, net - related party	93	-
Other current assets	9,935	10,418
Total Current Assets	99,800	116,617
Property and equipment, net	1,133,848	1,146,796
Debt issuance costs, net	2,866	2,940
Intangible and other assets	19,889	22,606
Total Assets	$1,256,403	$1,288,959

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,828	$3,236
Accrued expenses	17,870	18,646
Accounts payable and accrued expenses - related party	12	200
Accrued payroll and related expenses	10,462	10,818
Current portion of capital lease obligations	276	263
Total Current Liabilities	33,448	33,163

Long-Term Liabilities:
Long-term debt, net of unamortized discount	355,618	351,436
Capital lease obligations, less current portion	1,919	2,195
Total Long-Term Liabilities	357,537	353,631

Total Liabilities	390,985	386,794

Commitments and Contingencies

Members' Equity:
Members' Equity	865,418	902,165
Total Members' Equity	865,418	902,165
Total Liabilities and Members' Equity	$1,256,403	$1,288,959

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
	Successor			Predecessor
	Year ended December 31, 2010	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008
	(in thousands)
Revenues:
Casino	$204,958	$215,181	$219,956	$36,539
Hotel	55,900	59,348	69,483	11,683
Food and beverage	67,181	73,285	77,230	12,354
Tower, retail and other	33,121	33,925	34,179	4,651
Gross revenues	361,160	381,739	400,848	65,227
Less promotional allowances	24,322	25,689	36,097	5,608
Net revenues	336,838	356,050	364,751	59,619

Costs And Expenses:
Casino	66,318	70,312	72,563	12,379
Hotel	33,343	34,143	29,418	4,686
Food and beverage	50,478	55,258	52,638	8,422
Other operating expenses	13,123	13,253	14,629	2,150
Selling, general and administrative	110,249	114,344	118,549	19,443
Depreciation and amortization	46,382	41,317	31,288	5,062
Pre-opening costs	307	-	-	-
Loss on disposal of assets	4,308	752	875	-
Management fee - related party	1,500	1,750	2,578	-
Impairment of assets	2,000	7,114	11,894	-
Total costs and expenses	328,008	338,243	334,432	52,142

Income From Operations	8,830	17,807	30,319	7,477

Other Income (Expense):
Loss on early extinguishment of debt	-	-	-	(13,580)
Interest income	15	99	813	322
Interest expense	(45,592)	(18,328)	(2,601)	(2,564)
Interest expense - related party	-	(21,398)	(59,946)	-
Total other expense, net	(45,577)	(39,627)	(61,734)	(15,822)

Loss Before Income Taxes	(36,747)	(21,820)	(31,415)	(8,345)

Benefit for income taxes	-	-	-	(2,920)

Net Loss	$(36,747)	$(21,820)	$(31,415)	$(5,425)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Successor			Predecessor
	Year ended December 31, 2010	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(36,747)	$(21,820)	$(31,415)	$(5,425)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	46,382	41,317	31,288	5,062
Amortization of debt issuance and debt discount costs	4,837	5,464	7,533	150
Benefit for deferred income taxes	-	-	-	(2,920)
Write-off of deferred financing costs	-	-	-	4,405
Loss on disposal of assets	4,308	752	875	-
Impairment of assets	2,000	7,114	11,894	-
Changes in operating assets and liabilities:
Restricted cash	-	2,598	558	-
Accounts receivable, net	(40)	591	1,679	95
Other assets	425	2,124	1,239	(95)
Accounts payable and accrued expenses	(1,802)	(7,564)	(3,794)	(9,543)
Related party activity, net	(281)	(1,305)	8,984	-
Net Cash Provided By (Used In) Operating Activities	19,082	29,271	28,841	(8,271)

Cash Flows from Investing Activities:
Decrease in restricted cash	-	38,404	-	-
Decrease in investments – restricted	686	-	1,001	-
Acquisition of property and equipment	(34,248)	(12,376)	(32,547)	(5,265)
Increase in intangible assets	(645)	-	-	-
Acquisition of American Casino & Entertainment Properties LLC	-	-	(1,299,066)	-
Proceeds from sale of property and equipment	188	299	81	-
Net Cash Provided By (Used In) Investing Activities	(34,019)	26,327	(1,330,531)	(5,265)

Cash Flows from Financing Activities:
Debt issuance costs	(581)	(3,117)	(5,353)	-
Debt issuance costs - related party	-	-	(11,080)	-
Payments on notes payable - related party	-	(327,713)	-	-
Payments on line of credit	-	-	-	(40,000)
Capital distribution	-	-	-	(15,439)
Equity contribution	-	35,000	202,719	-
Proceeds from notes payable	-	311,250	-	-
Proceeds from notes payable - related party	-	-	1,108,000	-
Payments on capital lease obligation	(263)	(292)	(435)	(85)
Net Cash Provided By (Used In) Financing Activities	(844)	15,128	1,293,851	(55,524)

Net increase (decrease) in cash and cash equivalents	(15,781)	70,726	(7,839)	(69,060)
Cash and cash equivalents - beginning of period	101,092	30,366	38,205	107,265
Cash and Cash Equivalents - end of period	$85,311	$101,092	$30,366	$38,205

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$40,751	$13,838	$114	$9,455
Cash paid during the period for interest, net of amounts capitalized - related party	$-	$27,192	$52,367	$-

Supplemental Disclosures of Non-Cash Items:
Long-term debt paid by parent	$-	$-	$-	$215,000
Accrued intangible assets	$400	$-	$-	$-
Accrued capital expenditures	$1,862	$1,669	$2,387	$-
Non-cash acquisition of property and equipment	$-	$940	$-	$-
Non-cash equity contribution related to troubled debt restructure and gain on debt extinguishment	$-	$737,687	$-	$-

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

	Class A Equity	Class B Equity	Total Equity
Predecessor:
Balances at December 31, 2007	-	-	296,369
Equity contribution	-	-	215,000
Equity distribution	-	-	(15,439)
Write-off tax assets and liabilties	-	-	(39,828)
Net Loss	-	-	(5,425)
Balances at February 20, 2008	$-	$-	$450,677
Successor:
Balances at February 21, 2008	$-	$-	$-
Equity contributions	-	202,719	202,719
Acquisition cost paid by parent	-	(20,006)	(20,006)
Net Loss	-	(31,415)	(31,415)
Balances at December 31, 2008	-	151,298	151,298
Equity contribution	-	35,000	35,000
Gain on debt restructure	-	522,098	522,098
Gain on debt extinguishment	-	215,589	215,589
Net Loss	-	(21,820)	(21,820)
Balances at December 31, 2009	-	902,165	902,165
Net Loss	-	(36,747)	(36,747)
Balances at December 31, 2010	$-	$865,418	$865,418

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 (SUCCESSOR), THE PERIOD FEBRUARY 21, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR) AND THE PERIOD JANUARY 1, 2008 THROUGH FEBRUARY 20, 2008 (PREDECESSOR)

Note 1.	Description of Business and Summary of Significant Accounting Policies

The Company

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP owns and operates the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada.

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

Throughout this document we refer to Successor and Predecessor. The term ‘‘Successor’’ refers to the Company following the Acquisition on February 20, 2008 and the term ‘‘Predecessor’’ refers to the Company prior to the Acquisition. The following table reconciles the effects of the Acquisition, accounted for as a purchase business combination, on our February 20, 2008 (Predecessor) balance sheet to the February 21, 2008 (Successor) balance sheet.

	Predecessor	Fair Value	Successor
	Balance Sheet	Adjustments	Balance Sheet
Total current assets	$58,762	$49,484	$108,246
Property and equipment, net	432,254	735,886	1,168,140
Intangible assets, net	1,858	43,015	44,873
Total other assets	-	16,366	16,366
Total Assets	$492,874	$844,751	$1,337,625

Total current liabilities	$40,477	$7,372	$47,849
Long-term debt and capital leases	1,720	1,108,000	1,109,720
Total members' equity	450,677	(270,621)	180,056
Total Liabilities and Members' Equity	$492,874	$844,751	$1,337,625

Principles of Consolidation

The consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All statements are presented on a consolidated basis.

The accompanying consolidated statements of operations, cash flows and members' equity for 2008 are presented for two periods: January 1, 2008 through February 20, 2008, or the Predecessor Period, and February 21, 2008 through December 31, 2008, or the Successor Period. The Successor Period presented on the accompanying consolidated balance sheets reflects the push down of the new basis to our consolidated financial statements.

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

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Successor			Predecessor
	Year ended December 31, 2010	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008
	(in thousands)
Food and Beverage	$7,394	$7,954	$8,007	$1,386
Rooms	28	41	37	7
Other	17	20	33	6
Total	$7,439	$8,015	$8,077	$1,399

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

Investments Restricted

Investments-restricted consist primarily of funds pledged for Nevada sales and use tax and workers compensation benefits.  These investments are certificates of deposit and approximate their fair value.

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives.  For the years ended December 31, 2010, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), we capitalized interest of $652,000, $188,000, $0 and $0, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method.  For the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), amortization of debt issue costs totaled $4.8 million, $5.5 million, $7.5 million and $0.2 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

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

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $9.5 million, $9.9 million, $15.5 million and $2.4 million for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Holdings members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities.  The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $35.0 million, $26.6 million and $20.2 million at December 31, 2010, December 31, 2009 and December 31, 2008 (Successor), respectively.

Prior to the closing of the Acquisition, we accounted for income tax assets and liabilities in accordance with all applicable guidance.  Such guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

On January 1, 2007, the Company adopted guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions taken or expected to be taken.  There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of this guidance.

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

We account for indefinite-lived intangible assets in accordance with applicable guidance. For indefinite-lived intangible assets, we perform an annual impairment test of these assets in the fourth quarter of each year and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting property discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has established the Accounting Standards Codification™, or Codification, or ASC, as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report.

In April 2010, the FASB issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance is effective beginning with our first quarter of 2011. There will be no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements in ASC 815, Derivatives and Hedging, subtopic 10-50-4B for derivative instruments and ASC 320, Investments – Debts and Equity Securities, subtopic 10-50-1B for debt and equity securities. The clarifications and requirement to disclose the amount and reasons for significant transfers in and out of Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy were adopted by us in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for the fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. We early adopted the disaggregation guidance on January 1, 2010. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	Successor
	December 31,
	2010	2009
	(in thousands)
Hotel and related	$1,771	$1,734
Gaming	496	529
Other	1,193	1,253
	3,460	3,516
Less allowance for doubtful accounts	(170)	(266)
	$3,290	$3,250

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor) as follows:

	Successor			Predecessor
	Year ended December 31, 2010	Year ended December 31, 2009	Period from February 21, 2008 through December 31, 2008	Period from January 1, 2008 through February 20, 2008
	(in thousands)
Balance at beginning of period	$266	$957	$636	$507
Bad debt expense	41	314	881	127
Deductions and write-offs	(137)	(1,005)	(560)	2
Balance at end of period	$170	$266	$957	$636

Note 3.	Other Current Assets

Other current assets consist of the following:

	Successor
	December 31,
	2010	2009
	(in thousands)
Inventories	$2,290	$2,408
Prepaid expenses	7,285	7,489
Other	360	521
	$9,935	$10,418

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	Successor
	December 31,
	2010	2009
	(in thousands)
Land and improvements	$723,799	$724,494
Buildings and improvements	392,955	378,319
Furniture, fixtures and equipment	118,846	107,183
Construction in progress	4,055	5,004
	1,239,655	1,215,000
Less accumulated depreciation and amortization	105,807	68,204
	$1,133,848	$1,146,796

Assets recorded under capital leases were approximately $3.4 million at both December 31, 2010 and December 31, 2009 (Successor). Such assets include buildings of approximately $949,000 and equipment of approximately $2.4 million at both December 31, 2010 and December 31, 2009 (Successor), respectively. Accumulated depreciation and amortization at December 31, 2010 and 2009 (Successor) includes amounts recorded for capital leases of $1,314,000 and $837,000, respectively.

Note 5.	Accrued Expenses

Accrued expenses consist of the following:

	Successor
	December 31,
	2010	2009
	(in thousands)
Accrued interest	$1,719	$1,719
Accrued liabilities	6,852	6,467
Accrued taxes	2,194	2,216
Accrued gaming liabilities	3,924	4,194
Other	3,181	4,050
	$17,870	$18,646
Note 6.	Leases

For the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), we recorded rental revenue of $5.0 million, $6.3 million, $6.6 million and $1.3 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2010 are as follows:

Years ending December 31,	(in thousands)
2011	$2,532
2012	1,663
2013	464
2014	327
2015	299
Thereafter	172
Total	$5,457

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2010 and 2009, the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor) of $204,000, $224,000, $130,000 and $19,000, respectively.

Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2010:

Years ending December 31,	(in thousands)
2011	$86
2012	43
2013	-
2014	-
2015	-
Thereafter	-
Total	$129

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2010:

Years ending December 31,	(in thousands)
2011	418
2012	417
2013	417
2014	469
2015	85
Thereafter	6,896
Total minimum lease payments	8,702
Less: amount representing interest ranging from 5% to 13.65%	6,507
Present value of net minimum lease payments	2,195
Less: current portion	276
Long-term capital lease obligation	$1,919
Note 7.	Income Taxes

As discussed in Note 1, subsequent to the Acquisition, the Company is no longer a taxable entity for federal or state income tax purposes, and the tax on our income is borne by the members. Hence, no provision or liability for income taxes has been included subsequent to February 20, 2008.

The income tax benefit attributable to income from operations for the years ended December 31, 2010 and 2009, the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor) is comprised of the following:

	Successor			Predecessor
			Period from February 21, 2008 through	Period from January 1, 2008 through
	Year ended December 31,		December 31,	February 20,
	2010	2009	2008	2008
	(in thousands)
Current	$-	$-	$-	$(2,920)
Deferred	-	-	-	-
	$-	$-	$-	$(2,920)

The benefit for income taxes for the period from January 1, 2008 through February 20, 2008 (Predecessor) was computed at the federal statutory rate of 35%.

Deferred Tax Assets and Liabilities

There were no deferred tax assets or liabilities for the Company at December 31, 2010 and 2009 (Successor).

We recognize interest related to unrecognized tax benefits in interest expense and penalties, if applicable, as a component of income tax expense. Prior to the closing of the Acquisition, the Company was included in the consolidated filing of American Entertainment Properties Corp., or AEP, which files income tax returns in the U.S. federal jurisdiction and has no income tax filing requirements in any state or foreign jurisdiction. As a result of the Acquisition, AEP assumed all unrecognized tax benefits associated with prior tax return filings. All deferred tax attributes, and the associated recognized and unrecognized tax benefits are no longer a part of the Company. Therefore, the Company had no uncertain tax positions as of December 31, 2010 or 2009 (Successor).

Subsequent to February 20, 2008, we no longer incur any income tax obligations. Therefore, there is no impact to our financial statements as a result of the continuation of the applicable guidance relating to uncertain tax positions. Subsequent to February 20, 2008, we do not believe we have any tax positions taken within our consolidated financial statements that would require recognition under this guidance. Holdings has filed the initial U.S. federal income tax return in which our taxable income or loss has been included. Therefore, Holdings is subject to income tax examinations by major tax authorities for the initial year February 21, 2008 to December 31, 2008 and for the years ended December 31, 2009 and December 31, 2010.

Note 8.	Debt

Long-term debt and capital lease obligations consist of the following:

	Successor
	As of	As of
	December 31, 2010	December 31, 2009

	(In thousands)
Goldman Term Loans and related mezzanine financings,
interest at a 3% margin above LIBOR
(restructured June 25, 2009)	$-	$-
2014 Term Loans due June 9, 2014, interest at a 10%
margin above LIBOR, with a 2.5% LIBOR floor (paid in
full August 14, 2009)	-	-
11% Senior Secured Notes due June 15, 2014	375,000	375,000
Unamortized discount	(19,382)	(23,564)
Capital lease obligations	2,195	2,458
Total long-term debt and capital lease obligations	357,813	353,894
Current portion of capital lease obligations	276	263
Total long-term debt and capital lease obligations, net	$357,537	$353,631

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the 11% Senior Secured Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $375.0 million as of December 31, 2010.

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

In connection with the restructure, we were required to account for the transaction using the appropriate guidance for troubled debt restructurings. As a result, we presented our restructured debt obligation on the balance sheet as of June 30, 2009 in the amount of $571.8 million, the Liability, which was the sum of $350 million, the Note Amount, and the minimum scheduled interest payments during the term. In our case, that amount is the interest expense calculated at 12.5%. We increased our Members’ Equity by $522.1 million, which is the difference between the Goldman Term Loans and the Liability less the closing costs and expenses paid in connection with the restructure. Due to the related party nature of the transaction, the difference was credited directly to Members’ Equity and had no impact on the statement of operations.  All interest payments were accounted for as a reduction to the outstanding balance of the Liability. As a result, we did not report any interest expense related to the 2014 Term Loans on our consolidated statements of operations.

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

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 8. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million, $55.3 million and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. In addition, we paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans.  For the year ended December 31, 2010, we incurred expenses of approximately $35,000 for reimbursed project expenses.

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

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs.  On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest.  Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the year ended December 31, 2009, the period February 21, 2008 to December 31, 2008 (Successor) or the period January 1, 2008 to February 20, 2008 (Predecessor).  We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009 compared to $4.0 million in Hotel revenues, $88,000 in Casino revenues, $284,000 in Food and beverage revenues and $731,000 in Tower, retail and other revenues for the period February 21, 2008 through December 31, 2008 (Successor) and $559,000 in Hotel revenues, $12,000 in Casino revenues, $39,000 in Food and beverage revenues and $100,000 in Tower, retail and other revenues for the period January 1, 2008 through February 21, 2008 (Predecessor).  CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009 and $765,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). CRI owed us $184,000 as of December 31, 2009, which was fully reserved on the consolidated balance sheets.  The amount was written off during 2010.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings.  The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $1.5 million for the year ended December 31, 2010 (Successor) compared to $1.8 million, $2.6 million and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We incurred no development fees for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor), compared to $859,000 and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor). We have reimbursed Highgate $0 for travel and entertainment expenses for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor), compared to approximately $106,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). For the year ended December 31, 2010, we provided IT consulting services, to Highgate, of approximately $4,000.  As of December 31, 2010 and December 31, 2009, we owed Highgate approximately $0 and $192,000, respectively.  As of December 31, 2010, Highgate owed us approximately $4,000.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system.  As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $314,000 for the year ended December 31, 2010 (Successor) compared to $518,000, $93,000 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. As of December 31, 2010 and December 31, 2009, we owed TTL approximately $10,000 and $6,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers.  We expensed fees of approximately $426,000 for the year ended December 31, 2010 (Successor) compared to $84,000, $193,000 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general & administrative expenses of approximately $280,000 for the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, we owed Archon approximately $0 and $1,000, respectively. As of December 31, 2010 and December 31, 2009, Archon owed us approximately $89,000 and $0, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories.  Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in.  If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $37,000 for the year ended December 31, 2010 (Successor) compared to $36,000, $0 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively.  As of December 31, 2010 and December 31, 2009, we owed Nor1 $2,000 and $1,000, respectively.

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

Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., or IELP, controlled by Carl C. Icahn, and had the following related party transactions.

During the period January 1, 2008 to February 20, 2008 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000. The amounts paid for the provided services approximated their fair value.  As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.

Note 10.	Intangible Assets

Pursuant to authoritative guidance, indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Our finite-lived acquired intangible assets include our player loyalty plan and a non-compete agreement. Our infinite-lived acquired intangible assets include trade names. Acquired assets are recorded at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

As of December 31, 2010 (Successor) and 2009 (Successor), we had the following intangible assets.

		(in thousands)
		December 31, 2010 (Successor)			December 31, 2009 (Successor)
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	7,450	(4,221)	3,229	7,450	(2,731)	4,719
Non-Compete Agreement	38 Months	1,045	(330)	715	-	-	-
		$8,495	$(4,551)	$3,944	$7,450	$(2,731)	$4,719

Non-amortizing intangible assets:
Trade Name				$15,797			$17,797
				$19,741			$22,516

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

Amortization expense relating to finite lived intangible assets was $1.8 million for the year ended December 31, 2010 (Successor), $1.5 million for the year ended December 31, 2009 (Successor) and $1.9 million for the period February 21, 2008 through December 31, 2008 (Successor). Future amortization expense is expected to be approximately $1.8 million in 2011 and 2012, and $0.3 million in 2013.

Note 11.	Employee Benefit Plans

Approximately 40% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.8 million, $9.3 million, $8.0 million and $1.2 million for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program. The Company recorded $0, $0.2 million, $0.8 million and $0.2 million, for matching contributions for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively.

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

The following table sets forth the allocation of the purchase price (in thousands):

Land	$718,443
Site improvements	4,870
Building and improvements	365,590
Machinery and equipment	79,237
Intangibles	37,934
Goodwill	6,939
Capital lease	(1,720)
Debt issuance costs	16,366
Acquistion costs	20,006
Reserves and pre-payments	49,482
Total Purchase Price	$1,297,147

Cash and cash equivalents	$38,205
Investment -restricted	2,858
Accounts receivable, net	5,520
Other current assets	12,179
Accounts payable - trade	(5,545)
Accrued expenses	(21,048)
Accrued payroll and related expenses	(13,359)
Current portion of capital lease obligation	(525)
Estimated Working Capital	$18,285

Total Amount Paid	$1,315,432

Note 14.	Selected Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$87,773	$86,529	$83,566	$78,970	$336,838
Income (loss) from operations	8,610	3,772	2,508	(6,060)	8,830
Net loss	(2,692)	(7,695)	(8,877)	(17,483)	(36,747)

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$93,690	$94,151	$87,669	$80,540	$356,050
Income (loss) from operations	10,226	9,944	3,913	(6,276)	17,807
Net loss	(1,605)	(844)	(1,783)	(17,588)	(21,820)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table sets forth certain information as of March 21, 2011 concerning our directors and executive officers:

NAME	AGE	POSITION
Alan Kava	45	Board Member

Peter Weidman	37	Board Member

Frank V. Riolo	59	Chief Executive Officer and Board Member

Edward W. Martin III	46	Chief Financial Officer, Treasurer and Board Member

The following table sets forth certain information as of December 31, 2010, concerning certain key employees:

NAME	AGE	POSITION
Phyllis A. Gilland	52	Vice President, General Counsel and Secretary

Ronald P. Lurie	69	Executive Vice President, General Manager - Arizona Charlie’s Decatur

Paul Hobson	44	General Manager – Aquarius Casino Resort

Mark Majetich	60	Senior Vice President, General Manager - Arizona Charlie’s Boulder

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

Paul Hobson has served as General Manager of Aquarius Casino Resort since December 2008. From 1998 to 2008, he was a member of Primm Valley Casino Resorts executive team; most recently as Senior Vice President of Operations in Primm, Nevada. During his tenure there, his areas of responsibility expanded while in the employment of the Primadonna Co., LLC, MGM MIRAGE and Herbst Gaming.  Ultimately, his responsibilities included strategic planning and oversight of three fully appointed casino resorts, two championship golf courses, and one of the highest volume gas stations in the United States.  Other managed areas of the resort complex included California's busiest lottery store, a truck stop and theme-park-style amusement rides.  Mr. Hobson brings nearly 20 years of gaming and hospitality experience, and has also held financial management positions with both Caesars Palace in Las Vegas, Nevada and Caesars Tahoe in South Lake Tahoe, Nevada.

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

Qualifications of Board of Directors

The board of directors has concluded that, based on each director‘s experience, qualifications, attributes or skills on an individual basis and in combination with those of the other directors, each director should serve as a director. Among other attributes common to all directors is their ability to review critically, evaluate, question and discuss information provided to them, to interact effectively with the various service providers to the Company, and to exercise reasonable business judgment in the performance of their duties as directors. In addition, the board of directors has taken into account the actual service and commitment of the directors during their tenure in concluding that each should continue to serve. A director‘s ability to perform his or her duties effectively may have been attained through a director‘s educational background or professional training; business, consulting, public service or academic positions; experience from service as a director of the Company, public companies, or non-profit entities or other organizations; or other experiences. Also, set forth below is a brief discussion of the specific experience qualifications, attributes or skills of each director that led the board of directors to conclude that he or she should serve as a director.

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

Frank V. Riolo was selected to be a director of the Company given his experience operating Riolo Group, LLC and serving as Chief Executive Officer of Viejas Enterprises, as well as his experience serving as our Chief Executive Officer and his experience in the real estate, hotel and gaming industries

Edward W. Martin, III was selected to be a director of the Company given his experience as Vice President of Gaming Development for Station Casinos, Inc., Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC, and Chief Financial Officer of the Maloof Companies, as well as his experience serving as our Chief Financial Officer and Treasurer and his experience in the real estate, hotel and gaming industries.

Family Relationships

No family relationships exist between any directors or executive officers of ACEP.

Audit Committee

On September 30, 2008, our Board of Directors had established an audit committee initially consisting of Mr. Rothenberg, Mr. Cramer and Mr. Langer through December 31, 2008. Mr. Rothenberg resigned from our Board on March 9, 2009.  On March 19, 2009, Mr. Angel was appointed to the audit committee. Mr. Cramer resigned from our Board on September 11, 2009 and Mr. Langer resigned from our Board on December 31, 2009. On December 31, 2009, Messrs. Kava and Powers were appointed to the audit committee. Mr. Powers resigned from our Board on January 19, 2010 and Mr. Weidman was appointed to the audit committee. Mr. Angel resigned from our Board on June 11, 2010.

The audit committee met formally three times during our 2010 fiscal year. The audit committee reviewed potential conflicts of interest which may have arisen between us and our affiliates.

Our Board of Directors determined that we did not have an ‘audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K, serving on the audit committee. The Board believed that each member of the audit committee was financially literate and possessed sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee, to be fully capable of discharging his duties as a member of the audit committee. However, none of the members of the audit committee had a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements.’  If the audit committee determined that it requires additional financial expertise, it would have either engaged professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 407(d)(5) of Regulation S-K.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2010 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2010 audited financial statements be included in this annual report on Form 10-K.

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

This report is provided by the following directors, who constitute the compensation committee:

Alan Kava
Peter Weidman

Compensation Committee Interlocks and Insider Participation

During our 2010 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

We have entered into an employment agreement with Frank Riolo, our Chief Executive Officer, that provides that in the event that Mr. Riolo is terminated without cause (as defined in his employment agreement), Mr. Riolo will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.

We have entered into an employment agreement with Paul Hobson, our General Manager of the Aquarius, that provides that in the event that Mr. Hobson is terminated without cause (as defined in his employment agreement), Mr. Hobson will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $250,000, within 15 days.

We have entered into an employment agreement with Thomas I. Moore, our President of Stratosphere Development, LLC, that in the event that Mr. Moore is terminated without cause (as defined in his employment agreement), Mr. Moore will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $390,000, within 15 days.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program. The Company recorded $0, $0.2 million, $0.8 million and $0.2 million, for matching contributions for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2010, 2009 and 2008, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total
Frank V. Riolo (PEO)	2010	600,000	300,000	-	5,817	905,817
Chief Executive Officer	2009	623,077	300,000	-	7,589	930,666
	2008	378,461	75,000	-	7,703	461,164

Edward W. Martin III (PFO)	2010	400,000	200,000	-	13,194	613,194
Chief Financial Officer & Treasurer	2009	323,077	200,000	-	13,970	537,047
	2008	66,923	15,000	-	-	81,923

Thomas Moore	2010	393,846	40,000	-	170,292	604,138
President, Stratosphere Development

Paul Hobson	2010	235,577	100,000	-	10,085	345,662
General Manager, Aquarius Casino Resort	2009	178,365	150,000	-	9,083	337,448

Ronald Lurie	2010	249,998	32,500	-	9,164	291,662
Executive Vice President & General Manager,	2009	259,614	25,000	-	13,253	297,867
Arizona Charlie's Decatur	2008	244,784	5,000	26,288	249,007	525,079

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.

(2)
For the year 2010, represents amounts approved by the Board, upon recommendation of the compensation committee, on December 22, 2010, related to 2010. The amounts were paid in 2011. For the year 2009, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 2, 2010, related to 2009. The amounts were paid in 2010. For the year 2008, represents amounts approved by the Board, upon recommendation of the compensation committee, on March 19, 2009, related to 2008. The amounts were paid in 2009.

(3)	Represents MIP payments related to the termination of the MIP in conjunction with the Acquisition for 2008.

(4)
Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. For 2010 it also includes auto allowances of $2,815 and $3,000 for Mr. Riolo and Mr. Hobson, respectively and for Mr. Moore a $160,000 consulting fee and $4,524 in health premiums under COBRA. It also includes for 2009 auto allowances of $2,817 and $4,200 for Mr. Riolo and Mr. Hobson, respectively. For 2008, it also includes relocation expenses of $5,000 and an auto allowance of $1,174 for Mr. Riolo, and a $240,383 retention payment for Mr. Lurie.

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

On March 9, 2010 we entered into an employment agreement with our Chief Executive Officer, Frank Riolo. Under the terms of his employment agreement, Mr. Riolo will receive an annual base salary of $600,000. Mr. Riolo is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Riolo will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Riolo's employment agreement is effective as of March 9, 2010 and continues through April 29, 2011. In the event that Mr. Riolo's employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Riolo will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Riolo is terminated without cause (as defined in his employment agreement), Mr. Riolo will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.

On March 9, 2010 we entered into an employment agreement with our General Manager of the Aquarius, Paul Hobson. Under the terms of his employment agreement, Mr. Hobson will receive an annual base salary of $250,000. Mr. Hobson is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Hobson will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Hobson's employment agreement is effective as of March 9, 2010 and continues through March 9, 2012. In the event that Mr. Hobson's employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Hobson will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Hobson is terminated without cause (as defined in his employment agreement), Mr. Hobson will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $250,000, within 15 days.

On March 9, 2010 we entered into an employment agreement with our President of Stratosphere Development, LLC, Thomas I. Moore. Under the terms of his employment agreement, Mr. Moore will receive an annual base salary of $400,000. Mr. Moore is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Moore will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Moore's employment agreement is effective as of March 9, 2010 and continues through March 9, 2012. In the event that Mr. Moore's employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Moore will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Moore is terminated without cause (as defined in his employment agreement), Mr. Moore will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to $390,000, within 15 days.

On September 24, 2008 and September 25, 2008, Edward W. Martin, III, was appointed as our Chief Financial Officer and Treasurer, respectively, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975). On October 23, 2008, we entered into an employment agreement with Mr. Martin. Under the terms of his employment agreement, Mr. Martin will receive an annual base salary of $300,000. Mr. Martin is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Martin will also be entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position. Mr. Martin's employment agreement is effective as of October 23, 2008 and continues through October 22, 2011. In the event that Mr. Martin's employment with us ends for reasons other than for termination of it without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date but no severance payment. In the event that Mr. Martin is terminated without cause (as defined in his employment agreement), Mr. Martin will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base compensation, within 15 days.

Mr. Martin has also entered into an economic participation agreement with companies affiliated with us, W2007 Finance Sub LLC and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively referred to herein as “Whitehall.” Under the terms of his economic participation agreement, Mr. Martin may receive incentive distributions on the following terms: when and if Whitehall has achieved a 15% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Mr. Martin shall be entitled to a cash payment in the amount of $1,000,000 to be paid within five business days of notice from Whitehall. In addition to the foregoing, when and if Whitehall has achieved a 20% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Mr. Martin shall be entitled to a cash payment in the amount of $1,500,000 to be paid within five business days of notice from Whitehall. We are not obligated to make any payments under Mr. Martin's economic participation agreement.

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

On September 25, 2008, Phyllis A. Gilland was appointed as our Vice President, General Counsel and Corporate Secretary.

Ms. Gilland has also entered into an economic participation agreement with companies affiliated with us, W2007 Finance Sub LLC and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively referred to herein as “Whitehall.” Under the terms of his economic participation agreement, Ms. Gilland may receive incentive distributions on the following terms: when and if Whitehall has achieved a 15% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Ms. Gilland shall be entitled to a cash payment in the amount of $500,000 to be paid within five business days of notice from Whitehall. In addition to the foregoing, when and if Whitehall has achieved a 20% internal rate of return (as defined in the agreement) with respect to its investments in Holdings, then Ms. Gilland shall be entitled to a cash payment in the amount of $500,000 to be paid within five business days of notice from Whitehall. We are not obligated to make any payments under Ms. Gilland's economic participation agreement.

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

Compensation of Directors

Steven Angel, Alan Kava, Richard Powers and Peter Weidman, did not receive any compensation for their service as members of our Board in 2010. Mr. Powers resigned from our Board on January 19, 2010 and Mr. Angel resigned from our Board on June 11, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voteco owns 100% of our issued and outstanding Class A Interest. Holdings owns 100% of our issued and outstanding Class B Interest. The address of Voteco is 200 West Street, New York, NY 10282 and the address of Holdings is 200 West Street, New York, NY 10282.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 8. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million, $55.3 million and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We paid Goldman Sachs $75,000 and $0 during the period February 21, 2008 through December 31, 2008 (Successor), and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively, for expenses in connection with financial advisory services. In addition, we paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans.  For the year ended December 31, 2010, we incurred expenses of approximately $35,000 for reimbursed project expenses.

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

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall. Whitehall is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs.  On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest.  Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during either the year ended December 31, 2009, the period February 21, 2008 to December 31, 2008 (Successor) or the period January 1, 2008 to February 20, 2008 (Predecessor).  We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009 compared to $4.0 million in Hotel revenues, $88,000 in Casino revenues, $284,000 in Food and beverage revenues and $731,000 in Tower, retail and other revenues for the period February 21, 2008 through December 31, 2008 (Successor) and $559,000 in Hotel revenues, $12,000 in Casino revenues, $39,000 in Food and beverage revenues and $100,000 in Tower, retail and other revenues for the period January 1, 2008 through February 21, 2008 (Predecessor).  CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009 and $765,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). CRI owed us $184,000 as of December 31, 2009, which was fully reserved on the consolidated balance sheets.  The amount was written off during 2010.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.5 million for the year ended December 31, 2010 (Successor) compared to $1.8 million, $2.6 million and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. We incurred no development fees for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor), compared to $859,000 and $0 for the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor). We have reimbursed Highgate $0 for travel and entertainment expenses for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor), compared to approximately $106,000 for the period February 21, 2008 through December 31, 2008 (Successor) and $0 for the period January 1, 2008 through February 20, 2008 (Predecessor). For the year ended December 31, 2010, we provided IT consulting services, to Highgate, of approximately $4,000. As of December 31, 2010 and December 31, 2009, we owed Highgate approximately $0 and $192,000, respectively. As of December 31, 2010, Highgate owed us approximately $4,000.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system.  As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $314,000 for the year ended December 31, 2010 (Successor) compared to $518,000, $93,000 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. As of December 31, 2010 and December 31, 2009, we owed TTL approximately $10,000 and $6,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers.  We expensed fees of approximately $426,000 for the year ended December 31, 2010 (Successor) compared to $84,000, $193,000 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general & administrative expenses of approximately $280,000 for the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, we owed Archon approximately $0 and $1,000, respectively. As of December 31, 2010 and December 31, 2009, Archon owed us approximately $89,000 and $0, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories.  Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in.  If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $37,000 for the year ended December 31, 2010 (Successor) compared to $36,000, $0 and $0 for the year ended December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor), respectively.  As of December 31, 2010 and December 31, 2009, we owed Nor1 $2,000 and $1,000, respectively.

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

Prior to the Acquisition, during the period January 1, 2008 to February 20, 2008 our ultimate parent was American Real Estate Partners, L.P., currently known as Icahn Enterprises L.P., or IELP, controlled by Carl C. Icahn, and had the following related party transactions.

During the period January 1, 2008 to February 20, 2008 (Predecessor) we made payments to XO Holdings, Inc., which, since January 2003, has been controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $16,000. The amounts paid for the provided services approximated their fair value.  As of the date of the Acquisition, XO Holdings, Inc. is no longer a related party.

Tax Allocation Agreement

We and our subsidiaries entered into a tax allocation agreement with our former direct parent, American Entertainment Properties Corp., or AEP. The tax allocation agreement was terminated on February 20, 2008, in accordance with the terms of the Agreement. As of the termination date, no amounts were owed by us or due to us.

Director Independence

We believe that Messrs. Kava, Weidman, Riolo, and Martin are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because Mssrs. Kava and Weidman are the beneficial owners of 67% of the Class A Interests and Mssrs. Riolo and Martin are officers of ACEP. In addition, our former directors, Messrs. Rothenberg, Cramer, Langer, Powers and Angel, were not independent. ACEP has no securities listed on the NYSE and, therefore, are not subject to the NYSE listing standards.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2010 and 2009 services:

	Grant Thornton, LLP
	Successor
	2010	2009

Audit related fees	$420,000	$545,000
All other fees (1)	29,200	248,100
Tax fees (2)	75,400	14,900
Total fees	$524,600	$808,000

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2010 or 2009.

(1)	Other fees include fees for work related to our debt restructure.

(2)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2009 and 2008.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2010 and 2009 all such engagements and fees were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1. Financial Statements

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009 (Successor)

Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)

Consolidated Statements of Members’ Equity for the years ended December 31, 2010 and December 31, 2009 (Successor), the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 to February 20, 2008 (Predecessor)

Notes to Consolidated Financial Statements

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

4.5
Collateral Trust Agreement, dated as of August 14, 2009, by and among American Casino & Entertainment Properties LLC, ACEP, Finance Corp., the guarantors from time to time party thereto, The Bank of New York Mellon, as trustee, the other secured debt representatives from time to time party thereto, and The Bank of New York Mellon , as collateral trustee (incorporated by reference to Exhibit 4.10 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

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

*10,12
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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer	March 21, 2011
(Principal Executive Officer)

/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 21, 2011

/s/ Alan Kava
Alan Kava	Board Member	March 21, 2011

/s/ Peter Weidman
Peter Weidman	Board Member	March 21, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2010.  We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.