Form 10-Q
period 2011-03-31
American Casino & Entertainment Properties LLC
filed 2011-05-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$98,073	$85,311
Investments-restricted	1,171	1,171
Accounts receivable, net	3,661	3,290
Accounts receivable, net - related party	44	93
Other current assets	11,690	9,935
Total Current Assets	114,639	99,800
Property and equipment, net	1,126,437	1,133,848
Debt issuance costs, net	2,699	2,866
Intangible and other assets	19,446	19,889
Total Assets	$1,263,221	$1,256,403

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,846	$4,828
Accrued expenses	28,907	17,870
Accounts payable and accrued expenses - related party	22	12
Accrued payroll and related expenses	11,385	10,462
Current portion of capital lease obligations	280	276
Total Current Liabilities	45,440	33,448

Long-Term Liabilities:
Long-term debt, net of unamortized discount	356,750	355,618
Capital lease obligations, less current portion	1,847	1,919
Total Long-Term Liabilities	358,597	357,537

Total Liabilities	404,037	390,985

Commitments and Contingencies

Members' Equity:
Members' Equity	859,184	865,418
Total Members' Equity	859,184	865,418
Total Liabilities and Members' Equity	$1,263,221	$1,256,403

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(Unaudited)
	(In thousands)
Revenues:
Casino	$53,213	$55,903
Hotel	15,180	13,845
Food and beverage	16,824	17,022
Tower, retail, entertainment and other	7,436	7,291
Gross revenues	92,653	94,061
Less promotional allowances	6,238	6,288
Net revenues	86,415	87,773

Costs And Expenses:
Casino	16,935	17,168
Hotel	8,373	8,157
Food and beverage	12,426	12,858
Other operating expenses	3,186	3,030
Selling, general and administrative	28,772	26,828
Depreciation and amortization	11,042	10,612
Pre-opening costs	-	154
(Gain) loss on disposal of assets	10	(19)
Management fee - related party	319	375
Total costs and expenses	81,063	79,163

Income From Operations	5,352	8,610

Other Income (Expense):
Interest income	-	4
Interest expense	(11,586)	(11,306)
Total other expense, net	(11,586)	(11,302)

Net Loss	$(6,234)	$(2,692)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(6,234)	$(2,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,042	10,612
Amortization of debt issuance and debt discount costs	1,299	1,179
(Gain) loss on disposal of assets	10	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(278)	90
Other assets	(1,767)	(1,945)
Accounts payable and accrued expenses	11,760	10,511
Related party activity, net	(34)	(151)
Net Cash Provided by Operating Activities	15,798	17,585

Cash Flows From Investing Activities:
Acquisition of property and equipment	(2,989)	(4,423)
Increase in intangible assets	-	(338)
Proceeds from sale of property and equipment	21	70
Net Cash Used in Investing Activities	(2,968)	(4,691)

Cash Flows From Financing Activities:
Debt issuance costs	-	(109)
Payments on capital lease obligation	(68)	(66)
Net Cash Used in Financing Activities	(68)	(175)

Net increase in cash and cash equivalents	12,762	12,719
Cash and cash equivalents - beginning of period	85,311	101,092
Cash and cash equivalents - end of period	$98,073	$113,811

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$37	$40

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$-	$707
Accrued capital expenditures	$218	$-
Accrued debt issuance costs	$-	$472

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2010	$-	$865,418	$865,418
Net loss	-	(6,234)	(6,234)
Balances at March 31, 2011	$-	$859,184	$859,184

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

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2010 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2010 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 21, 2011 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance is effective beginning with our first quarter of 2011. There was no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

Note 3.   Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $319,000 and $375,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we owed Highgate $0.  For the three months ended March 31, 2011, we provided IT consulting services to Highgate of approximately $14,000. As of March 31, 2011 and December 31, 2010, Highgate owed us approximately $0 and $4,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $52,000 and $102,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we owed TTL approximately $18,000 and $10,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers.  We expensed fees of approximately $20,000 and $23,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. In addition, we provided construction management services to Archon for hotels managed by them.  We recorded the services as a reduction of general and administrative expenses of approximately $146,000 for the three months ended March 31, 2011.  As of March 31, 2011 and December 31, 2010, we owed Archon $0. As of March 31, 2011 and December 31, 2010, Archon owed us approximately $44,000 and $89,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $12,000 and $12,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we owed Nor1 approximately $4,000 and $2,000, respectively.

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

As of March 31, 2011 and December 31, 2010, we had the following intangible assets.
		(in thousands)
		March 31, 2011			December 31, 2010
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	7,450	(4,593)	2,857	7,450	(4,221)	3,229
Non-Compete Agreement	38 Months	1,045	(413)	632	1,045	(330)	715
		$8,495	$(5,006)	$3,489	$8,495	$(4,551)	$3,944
Non-amortizing intangible assets:
Trade Name				$15,797			$15,797
				$19,286			$19,741

Note 5.  Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	March 31, 2011	December 31, 2010
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$375,000	$375,000
Unamortized discount	(18,250)	(19,382)
Capital lease obligations	2,127	2,195
Total long-term debt and capital lease obligations	358,877	357,813
Current portion of capital lease obligations	280	276
Total long-term debt and capital lease obligations, net	$358,597	$357,537

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $395.6 million as of March 31, 2011.

On or after June 15, 2012, the Issuers may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, the Issuers may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 11% Senior Secured Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of the 11% Senior Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date. We may, not more than once in any 12-month period ending on June 15, 2010, 2011 and 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date. As described in “Note 7. Subsequent Events” below, on April 15, 2011 the Issuers announced that they have elected to redeem 5% of the aggregate principal amount of the 11% Senior Secured Notes.

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

Note 6.  Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses.  We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7.  Subsequent Events

On April 15, 2011, the Issuers announced they have elected to redeem five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption date will be May 31, 2011. The redemption price for the 11% Senior Secured Notes will be 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.125 million, plus accrued but unpaid interest, if any, to the redemption date. Unless the Issuers default in making such redemption payment, interest on the 11% Senior Secured Notes called for redemption ceases to accrue on and after the redemption date.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2011 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2010.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play (including video poker). Approximately 57.4% of our gross revenue for the three months ended March 31, 2011 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2011, with hotel sales representing 16.4% and food and beverage sales representing 18.2%.The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.  Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$53.2	$55.9
Hotel	15.2	13.9
Food and beverage	16.8	17.0
Tower, retail, entertainment and other	7.4	7.3
Gross revenues	92.6	94.1
Less promotional allowances	6.2	6.3
Net revenues	86.4	87.8

Costs and expenses:
Casino	16.9	17.2
Hotel	8.4	8.2
Food and beverage	12.4	12.9
Other operating expenses	3.2	3.0
Selling, general and administrative	29.1	27.1
Pre-opening costs	-	0.2
Depreciation and amortization	11.0	10.6
Total costs and expenses	81.0	79.2
Income from operations	$5.4	$8.6

EBITDA Reconciliation:
Net loss	$(6.2)	$(2.7)
Interest income	-	-
Interest expense	11.6	11.3
Depreciation and amortization	11.0	10.6
EBITDA	$16.4	$19.2

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

Our consolidated gross revenues decreased 1.6% to $92.6 million for the three months ended March 31, 2011 from $94.1 million for the three months March 31, 2010. Our consolidated income from operations and EBITDA decreased 37.2% and 14.6% to $5.4 million and $16.4 million for the three months ended March 31, 2011 compared to $8.6 million and $19.2 million for the three months ended March 31, 2010. The decrease in our gross revenues, operating income and EBITDA are due primarily to the general economic slowdown and market factors, such as the increased rooms inventory in Las Vegas, and the increased cost of gas and airfare. In addition, operating income and EBITDA for the three months ended March 31, 2011 were impacted by the launch of the Elevate Your Expectations branding and advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur. Advertising expenses for the three months ended March 31, 2011 were $3.5 million compared to $1.3 million for the three months ended March 31, 2010. We also spent $178,000 for a Las Vegas Motor Speedway Sponsorship and our Arizona Charlie’s properties spent approximately $154,000 to replace old bill validators and monitors.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 4.8% to $53.2 million for the three months ended March 31, 2011, compared to $55.9 million for the three months ended March 31, 2010. This decrease was primarily due to a 4.6% decrease in slot coin-in, a 2.3% decrease in table games hold percentage, and a 1.7% decrease in table drop. As a result of lower volumes at our properties, our slot and table revenues declined 3.6% and 10.3% respectively. For the three months ended March 31, 2011, slot machine revenues were 84.8% of casino revenues, and table game revenues were 11.5% of casino revenues, compared to 83.7% and 12.2% of casino revenues, respectively, for the three months ended March 31, 2010. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 13.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in other casino revenues were driven primarily by a 6.8% decrease in race and sports handle and a 1.6% decrease in the race and sports book hold percentage. Casino operating expenses decreased 1.7% to $16.9 million, for the three months ended March 31, 2011, from $17.2 million for the three months ended March 31, 2010. This decrease was primarily due to decreased labor costs and revenue taxes.

Hotel

Hotel revenues increased 9.4% to $15.2 million for the three months ended March 31, 2011 from $13.9 million for the three months ended March 31, 2010. The Stratosphere had higher average daily room rate and a slight increase in occupancy resulting in a 15.1% increase in revenue. Increased occupancy for our Arizona Charlie’s properties resulted in a 20.5% increase in revenue. Aquarius revenues declined 7.5% due to lower occupancy. Overall room occupancy fell to 65.4 % for the three months ended March 31, 2011 compared to 66.0% for the three months ended March 31, 2010 and the average daily room rate increased 11.6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our hotel expenses increased 2.4% to $8.4 million for the three months ended March 31, 2011, compared to $8.2 million for the three months ended March 31, 2010 due primarily to higher labor costs. Due to the increase in revenues, our hotel operating margin increased to 44.7% for the three months ended March 31, 2011 as compared to 40.6% for the three months ended March 31, 2010.

Food & Beverage

Food and beverage revenues decreased 1.2% to $16.8 million for the three months ended March 31, 2011 compared to $17.0 million for the three months ended March 31, 2010. The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the three months ended March 31, 2011 decreased 9.4% and 6.1%, respectively, compared to the three months ended March 31, 2010. Average revenue per cover for the three months ended March 31, 2011 increased 9.1% compared to the three months ended March 31, 2010. Our food and beverage expenses decreased 3.9% to $12.4 million for the three months ended March 31, 2011 compared to $12.9 million for the three months ended March 31, 2010 due to an overall decrease in our food and beverage costs and payroll and related expenses. As a result, our food and beverage operating margin increased to 26.2% for the three months ended March 31, 2011 as compared to 24.1% for the three months ended March 31, 2010.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.4% to $7.4 million for the three months ended March 31, 2011 from $7.3 million for the three months ended March 31, 2010. Tower revenues increased 17.3% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The primary reason for the increase in Tower revenues was the introduction of the Sky Jump Las Vegas ride. The Sky Jump Las Vegas ride opened to the public on April 21, 2010. Entertainment revenue declined 31.0% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in revenue was due to reduced showroom occupancy at the Stratosphere. Retail revenue decreased 6.8% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Other operating income decreased 8.1% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in revenue was primarily due to lower ATM commission revenues. Other operating expenses increased 6.7% to $3.2 million for the three months ended March 31, 2011, compared to $3.0 million for the three months ended March 31, 2010. This increase was primarily due to labor costs associated with the Sky Jump Las Vegas ride.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 11.7% for the three months ended March 31, 2011 from 11.3% for the three months ended March 31, 2010. This increase was primarily due to increased room promotions at the Stratosphere and the Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 7.4% to $29.1 million, or 31.4% of gross revenues, for the three months ended March 31, 2011, compared to $27.1 million, or 28.8% of gross revenues for the three months ended March 31, 2010. This increase was primarily due to higher advertising and payroll expenses.  Advertising expenses increased 169.2% to $3.5 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010 due to the launch of the Elevate Your Expectations branding and advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur.

Pre-opening Expense

We did not incur any pre-opening costs for the three months ended March 31, 2011 compared to $154,000 for the three months ended March 31, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas.  Sky Jump Las Vegas opened to the public on April 21, 2010.

Interest Expense

Interest expense increased 2.7% to $11.6 million for the three months ended March 31, 2011, compared to $11.3 million for the three months ended March 31, 2010. The increase was due primarily to higher debt issuance amortization expenses and a reduction in the amount of capitalized interest.

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

Net cash provided by operating activities was $15.8 million for the three months ended March 31, 2011 compared to $17.6 million for the three months ended March 31, 2010. The primary reason for the decrease was the approximate $1.4 million decrease in net revenues and $2.2 million increase in advertising expenses as described above.

During the three months ended March 31, 2011, our total capital expenditures were $3.2 million (including approximately $0.2 million in non-cash items), of which approximately $1.3 million was spent on slot machine replacements and conversions, $200,000 on hotel room renovations and upgrades, $1.0 million for renovations to our public areas and food and beverage venues and $700,000 on our facilities, operations and information technology. For the three months ended March 31, 2010, our total capital expenditures were $4.4 million, of which approximately $1.1 million was spent on the Sky Jump ride, $740,000 on hotel room renovations, $400,000 on slot machine replacements and conversions, $810,000 for renovations of our food and beverage venues and public areas and $1.3 million on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $20.5 million on regular maintenance and renovation capital projects during 2011. Approximately $17.2 million of that amount is associated with regular maintenance of our properties and operations, including slot machines.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. On April 15, 2011, the Issuers announced they have elected to redeem five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption date will be May 31, 2011. The redemption price for the 11% Senior Secured Notes will be 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.125 million, plus accrued but unpaid interest, if any, to the redemption date. Unless the Issuers default in making such redemption payment, interest on the 11% Senior Secured Notes called for redemption ceases to accrue on and after the redemption date.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2011 (SEC File No. 000-52975).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-16, Accruals for Casino Jackpot Liabilities, which clarifies that an entity should not accrue jackpot liabilities before they are won if the payout can be avoided. This guidance is effective beginning with our first quarter of 2011. There was no impact to our results of operations, financial position or cash flows related to the adoption of this guidance.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $395.6 million as of March 31, 2011.

For the three months ended March 31, 2011, we incurred approximately $11.6 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2011 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2011.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	May 12, 2011

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.