Form 10-Q
period 2011-06-30
American Casino & Entertainment Properties LLC
filed 2011-08-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$69,265	$85,311
Investments-restricted	1,171	1,171
Accounts receivable, net	3,512	3,290
Accounts receivable, net - related party	55	93
Other current assets	11,795	9,935
Total Current Assets	85,798	99,800
Property and equipment, net	1,121,098	1,133,848
Debt issuance costs, net	2,400	2,866
Intangible and other assets	19,004	19,889
Total Assets	$1,228,300	$1,256,403

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,049	$4,828
Accrued expenses	15,149	17,870
Accounts payable and accrued expenses - related party	22	12
Accrued payroll and related expenses	10,583	10,462
Current portion of capital lease obligations	283	276
Total Current Liabilities	30,086	33,448

Long-Term Liabilities:
Long-term debt, net of unamortized discount	340,023	355,618
Capital lease obligations, less current portion	1,776	1,919
Total Long-Term Liabilities	341,799	357,537

Total Liabilities	371,885	390,985

Commitments and Contingencies

Members' Equity:
Members' Equity	856,415	865,418
Total Members' Equity	856,415	865,418
Total Liabilities and Members' Equity	$1,228,300	$1,256,403

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010
	(Unaudited)
	(In thousands)
Revenues:
Casino	$50,715	$51,319
Hotel	16,924	15,307
Food and beverage	17,483	17,486
Tower, retail, entertainment and other	8,207	8,546
Gross revenues	93,329	92,658
Less promotional allowances	5,845	6,129
Net revenues	87,484	86,529

Costs And Expenses:
Casino	16,550	16,629
Hotel	8,942	8,632
Food and beverage	13,180	12,997
Other operating expenses	2,982	3,386
Selling, general and administrative	25,908	27,664
Depreciation and amortization	9,617	10,922
Pre-opening costs	-	129
Loss on disposal of assets	23	23
Management fee - related party	250	375
Impairment of assets	-	2,000
Total costs and expenses	77,452	82,757

Income From Operations	10,032	3,772

Other Income (Expense):
Loss on debt redemption	(1,378)	-
Interest income	1	4
Interest expense	(11,424)	(11,471)
Total other expense, net	(12,801)	(11,467)

Net Loss	$(2,769)	$(7,695)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(Unaudited)
	(In thousands)
Revenues:
Casino	$103,928	$107,222
Hotel	32,104	29,152
Food and beverage	34,307	34,508
Tower, retail, entertainment and other	15,643	15,837
Gross revenues	185,982	186,719
Less promotional allowances	12,083	12,417
Net revenues	173,899	174,302

Costs And Expenses:
Casino	33,485	33,797
Hotel	17,315	16,789
Food and beverage	25,606	25,855
Other operating expenses	6,168	6,416
Selling, general and administrative	54,680	54,492
Depreciation and amortization	20,659	21,534
Pre-opening costs	-	283
Loss on disposal of assets	33	4
Management fee - related party	569	750
Impairment of assets	-	2,000
Total costs and expenses	158,515	161,920

Income From Operations	15,384	12,382

Other Income (Expense):
Loss on debt redemption	(1,378)	-
Interest income	1	8
Interest expense	(23,010)	(22,777)
Total other expense, net	(24,387)	(22,769)

Net Loss	$(9,003)	$(10,387)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(9,003)	$(10,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,659	21,534
Amortization of debt issuance and debt discount costs	2,618	2,359
Loss on debt redemption	1,378	-
Loss on disposal of assets	33	4
Loss on asset impairment	-	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	(129)	26
Other assets	(1,885)	(923)
Accounts payable and accrued expenses	(3,379)	(1,972)
Related party activity, net	(45)	(157)
Net Cash Provided by Operating Activities	10,247	12,484

Cash Flows From Investing Activities:
Decrease in investments - restricted	-	686
Acquisition of property and equipment	(7,053)	(11,192)
Increase in intangible assets	-	(645)
Proceeds from sale of property and equipment	21	98
Net Cash Used in Investing Activities	(7,032)	(11,053)

Cash Flows From Financing Activities:
Debt issuance costs	-	(581)
Payments on note payable	(19,125)	-
Payments on capital lease obligation	(136)	(130)
Net Cash Used in Financing Activities	(19,261)	(711)

Net increase (decrease) in cash and cash equivalents	(16,046)	720
Cash and cash equivalents - beginning of period	85,311	101,092
Cash and cash equivalents - end of period	$69,265	$101,812

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$20,474	$20,417

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$-	$400
Accrued capital expenditures	$-	$497

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2010	$-	$865,418	$865,418
Net loss	-	(9,003)	(9,003)
Balances at June 30, 2011	$-	$856,415	$856,415

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Comprehensive Income. This update requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Presentation of the components of other comprehensive income as part of the statements of changes in members’ equity is no longer permitted.  The new guidance requirements are effective for the fiscal years beginning after December 15, 2011 and for interim periods within those years, with early adoption permitted.  We expect there to be no impact to our statement of operations or statement of members’ equity upon adoption.

Note 3.   Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 and $375,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. We incurred Highgate fees of approximately $569,000 and $750,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, we owed Highgate $0.  For the three months and six months ended June 30, 2011, we provided IT consulting services to Highgate of approximately $0 and $14,000, respectively. As of June 30, 2011 and December 31, 2010, Highgate owed us approximately $0 and $4,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL is paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $51,000 and $107,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. We expensed fees of approximately $103,000 and $209,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, we owed TTL approximately $17,000 and $10,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers. We expensed fees of approximately $2,000 and $1,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. We expensed fees of approximately $22,000 and $24,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general and administrative expenses of approximately $92,000 and $238,000 for the three months and six months ended June 30, 2011, respectively.  As of June 30, 2011 and December 31, 2010, we owed Archon $0. As of June 30, 2011 and December 31, 2010, Archon owed us approximately $55,000 and $89,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $11,000 and $12,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. We expensed fees of approximately $23,000 and $24,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, we owed Nor1 approximately $5,000 and $2,000, respectively.

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

As of June 30, 2011 and December 31, 2010, we had the following intangible assets.

		(in thousands)
		June 30, 2011			December 31, 2010
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	7,450	(4,966)	2,484	7,450	(4,221)	3,229
Non-Compete Agreement	38 Months	1,045	(495)	550	1,045	(330)	715
		$8,495	$(5,461)	$3,034	$8,495	$(4,551)	$3,944

Non-amortizing intangible assets:
Trade Name				$15,797			$15,797
				$18,831			$19,741

Note 5.   Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	June 30, 2011	December 31, 2010

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$356,250	$375,000
Unamortized discount	(16,227)	(19,382)
Capital lease obligations	2,059	2,195
Total long-term debt and capital lease obligations	342,082	357,813
Current portion of capital lease obligations	283	276
Total long-term debt and capital lease obligations, net	$341,799	$357,537

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

On May 31, 2011, the Issuers completed a redemption of five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, a loss of $1.4 million was recognized.  The loss is comprised of the redemption premium of $375,000 and a proportionate write-off of debt issuance and debt discount costs of $1.0 million.

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $370.5 million as of June 30, 2011.

On or after June 15, 2012,  the Issuers may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, the Issuers may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 11% Senior Secured Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of the 11% Senior Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date. We may, not more than once in any 12-month period ending on June 15, 2010, 2011 and 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date. As described above, on May 31, 2011 the Issuers elected to redeem 5% of the aggregate principal amount of the 11% Senior Secured Notes.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; more specifically slot play (including video poker). Approximately 54.3% of our gross revenue for the three months ended June 30, 2011 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended June 30, 2011, with hotel sales representing 18.1% and food and beverage sales representing 18.8%.The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.  Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$50.7	$51.3
Hotel	16.9	15.3
Food and beverage	17.5	17.5
Tower, retail, entertainment and other	8.2	8.6
Gross revenues	93.3	92.7
Less promotional allowances	5.8	6.1
Net revenues	87.5	86.6

Costs and expenses:
Casino	16.6	16.6
Hotel	8.9	8.6
Food and beverage	13.2	13.0
Other operating expenses	3.0	3.4
Selling, general and administrative	26.2	28.2
Pre-opening costs	-	0.1
Depreciation and amortization	9.6	10.9
Impairment of assets	-	2.0
Total costs and expenses	77.5	82.8
Income from operations	$10.0	$3.8

EBITDA Reconciliation:
Net loss	$(2.8)	$(7.7)
Interest income	-	-
Interest expense	11.4	11.5
Depreciation and amortization	9.6	10.9
EBITDA	$18.2	$14.7

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

Our consolidated gross revenues increased 0.7% to $93.3 million for the three months ended June 30, 2011 from $92.7 million for the three months ended June 30, 2010. Our consolidated income from operations and EBITDA increased 163.2% and 23.8% to $10.0 million and $18.2 million for the three months ended June 30, 2011 compared to $3.8 million and $14.7 million for the three months ended June 30, 2010. The increases in our gross revenues, income from operations and EBITDA are due primarily to revenue growth for our hotel division caused by higher average daily room rates and market factors, such as the increased visitation to Las Vegas. The improvements in Las Vegas were offset by lower occupancy and casino revenues in Laughlin. The Aquarius has been negatively impacted by road construction on Casino Drive, which is the main resort corridor access.  In addition, we spent approximately $143,000 to replace bill validators and monitors on our slot machines, which negatively impacted income from operations. Operating income and EBITDA for the three months ended June 30, 2011 were positively impacted by reductions in selling, general and administrative expenses and depreciation and amortization expenses. However, EBITDA for the three months ended June 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash. For the three months ended June 30, 2010, both EBITDA and income from operations were negatively impacted by a $2.0 million non-cash charge for impairment of intangible assets.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.2% to $50.7 million for the three months ended June 30, 2011, compared to $51.3 million for the three months ended June 30, 2010. Our slot and table revenues declined 1.4% and 11.1% respectively due to lower volumes at our properties and a 1.8% decrease in table hold percentage.  We believe the lower volumes at our properties are primarily the result of the road construction in Laughlin and the aggressive promotional environment in the Las Vegas local market. In addition, we continue evaluate our own promotions and eliminate promotions that we deem to be unprofitable. For the three months ended June 30, 2011, slot machine revenues were 84.8% of casino revenues, and table game revenues were 11.0% of casino revenues, compared to 85.0% and 12.3% of casino revenues, respectively, for the three months ended June 30, 2010.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 50.0% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in other casino revenues was driven primarily by a 196.4% increase in bingo revenue and a 4.3% increase in the race and sports book hold percentage which led to a 15.2% increase in race and sports book revenue. Casino operating expenses were approximately $16.6 million for both the three months ended June 30, 2011 and June 30, 2010.  Repairs and maintenance increased approximately $132,000 during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 because we spent approximately $143,000 to replace bill validators and monitors on our slot machines. As a result, our casino operating margin was 67.3% for the three months ended June 30, 2011 compared to 67.6% for the three months ended June 30, 2010.

Hotel

Hotel revenues increased 10.5% to $16.9 million for the three months ended June 30, 2011 from $15.3 million for the three months ended June 30, 2010.  Overall room occupancy declined slightly to 70.8% for the three months ended June 30, 2011 compared to 70.9% for the three months ended June 30, 2010 and the average daily room rate increased 11.5% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. All four of our properties increased room revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We believe our ability to increase our average daily room rate and, as a result, increase our hotel revenue is due to increased occupancy and higher room rates in Las Vegas in general and the improved room product at Stratosphere and Aquarius, Our hotel expenses increased 3.5% to $8.9 million for the three months ended June 30, 2011, compared to $8.6 million for the three months ended June 30, 2010 due primarily to higher labor costs.  Due to the increase in revenues, our hotel operating margin increased to 47.3% for the three months ended June 30, 2011 as compared to 43.8% for the three months ended June 30, 2010.

Food & Beverage

Food and beverage revenues were $17.5 million for both the three months ended June 30, 2011 and June 30, 2010.  Food covers and beverage covers for the three months ended June 30, 2011 decreased 1.9% and 4.7%, respectively, compared to the three months ended June 30, 2010.  Average revenue per cover for the three months ended June 30, 2011 increased 1.9% compared to the three months ended June 30, 2010. Our food and beverage expenses increased 1.5% to $13.2 million for the three months ended June 30, 2011 compared to $13.0 million for the three months ended June 30, 2010 due to an increase in our food and beverage cost of goods sold. Our labor decreased 1.8%, however, labor increased approximately 1.0% relative to food and beverage revenues. As a result, our food and beverage operating margin decreased to 24.6% for the three months ended June 30, 2011 as compared to 25.7% for the three months ended June 30, 2010.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 4.7% to $8.2 million for the three months ended June 30, 2011 from $8.6 million for the three months ended June 30, 2010. Tower revenues increased 9.0% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The primary reasons for the increase in Tower revenues were increased revenues related to the Sky Jump Las Vegas ride and a 6.0% increase in Tower guests. The Sky Jump Las Vegas ride opened to the public on April 21, 2010. Entertainment revenue declined 60.0% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The decrease in revenue was due primarily to the closure of the American Superstars show at the Stratosphere on March 30, 2011. Retail revenue decreased 1.4% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  Other operating income decreased 11.5% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The decrease in revenue was primarily due to lower ATM and telecom commission revenues. Other operating expenses decreased 11.8% to $3.0 million for the three months ended June 30, 2011, compared to $3.4 million for the three months ended June 30, 2010. This decrease was primarily due to a reduction in entertainer fees. Entertainer fees declined due to the closure of the American Superstars show and a reduction in the number of events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.4% for the three months ended June 30, 2011 from 11.9% for the three months ended June 30, 2010. This decrease was primarily due to decreased food and beverage and entertainment promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 7.1% to $26.2 million, or 28.1% of gross revenues, for the three months ended June 30, 2011, compared to $28.2 million, or 30.4% of gross revenues for the three months ended June 30, 2010. This decrease was primarily due to lower advertising and marketing related expenses, utilities, fees and expenses related to licensing our officers and property tax expenses.

Pre-opening Expense

We did not incur any pre-opening costs for the three months ended June 30, 2011 compared to $129,000 for the three months ended June 30, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas. Sky Jump Las Vegas opened to the public on April 21, 2010.

Impairment of Assets

In accordance with authoritative guidance, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test.  During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

Interest Expense

Interest expense decreased 0.9% to $11.4 million for the three months ended June 30, 2011, compared to $11.5 million for the three months ended June 30, 2010. The decrease was due primarily to the redemption of 5% of the 11% Senior Secured Notes on May 31, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated.
	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$104.0	$107.2
Hotel	32.1	29.2
Food and beverage	34.3	34.5
Tower, retail, entertainment and other	15.6	15.8
Gross revenues	186.0	186.7
Less promotional allowances	12.1	12.4
Net revenues	173.9	174.3

Costs and expenses:
Casino	33.5	33.8
Hotel	17.3	16.8
Food and beverage	25.6	25.9
Other operating expenses	6.2	6.4
Selling, general and administrative	55.2	55.2
Pre-opening costs	-	0.3
Depreciation and amortization	20.7	21.5
Impairment of assets	-	2.0
Total costs and expenses	158.5	161.9
Income from operations	$15.4	$12.4

EBITDA Reconciliation:
Net loss	$(9.0)	$(10.4)
Interest income	-	-
Interest expense	23.0	22.8
Depreciation and amortization	20.7	21.5
EBITDA	$34.7	$33.9

Our consolidated gross revenues decreased 0.4% to $186.0 million for the six months ended June 30, 2011 from $186.7 million for the six months ended June 30, 2010. Our consolidated income from operations and EBITDA increased 24.2% and 2.4% to $15.4 million and $34.7 million for the six months ended June 30, 2011 compared to $12.4 million and $33.9 million for the six months ended June 30, 2010. The decrease in our gross revenues is due primarily to the general economic slowdown and market factors, such as intense competition and high levels of promotional activity among competitors in the Las Vegas local market.  The Aquarius has been negatively impacted by road construction on Casino Drive, which is the main resort corridor access.  Income from operations and EBITDA for the six months ended June 30, 2011 were impacted by the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur.  Advertising expenses for the six months ended June 30, 2011 were $4.3 million compared to $2.8 million for the six months ended June 30, 2010. We also spent $178,000 for a Las Vegas Motor Speedway Sponsorship and we spent approximately $297,000 to replace old bill validators and monitors.  EBITDA for the six months ended June 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash.  During the six months ended June 30, 2010, we incurred pre-opening expenses of approximately $283,000 for the Sky Jump Las Vegas ride.  We also expensed approximately $252,000 to appeal our property taxes and approximately $182,000 for licensing our officers during the six months ended June 30, 2010.  Finally, income from operations and EBITDA for the six months ended June 30, 2010 were negatively impacted by a $2.0 million non-cash charge for impairment of intangible assets.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 3.0% to $104.0 million for the six months ended June 30, 2011, compared to $107.2 million for the six months ended June 30, 2010. Our slot and table revenues declined 2.4% and 10.7% respectively due to lower volumes at our properties and a 1.8% decrease in table hold percentage.  We believe the lower volumes at our properties are primarily the result of the road construction in Laughlin and the aggressive promotional environment in the Las Vegas local market. In addition, we continue evaluate our own promotions and eliminate promotions that we deem to be unprofitable. For the six months ended June 30, 2011, slot machine revenues were 84.8% of casino revenues, and table game revenues were 11.3% of casino revenues, compared to 84.3% and 12.2% of casino revenues, respectively, for the six months ended June 30, 2010.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 10.8% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in other casino revenues was driven primarily by a 60.6% increase in bingo revenue. Casino operating expenses decreased 0.9% to $33.5 million, for the six months ended June 30, 2011, from $33.8 million for the six months ended June 30, 2010. This decrease was primarily due to decreased revenue taxes. However, because our labor costs were flat and repairs and maintenance increased approximately $463,000 during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 our casino operating margin decreased to 67.8% compared to 68.5% for the six months ended June 30, 2010.

Hotel

Hotel revenues increased 9.9% to $32.1 million for the six months ended June 30, 2011 from $29.2 million for the six months ended June 30, 2010.  Overall room occupancy fell to 68.1% for the six months ended June 30, 2011 compared to 68.5% for the six months ended June 30, 2010 and the average daily room rate increased 11.5% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Stratosphere and both Arizona Charlies properties increased hotel revenues during the period while Aquarius decreased due to a 3.8% decrease in occupancy and 6.1% increase in average daily room rate. Our hotel expenses increased 3.0% to $17.3 million for the six months ended June 30, 2011, compared to $16.8 million for the six months ended June 30, 2010 due primarily to higher labor costs.  Due to the increase in revenues, our hotel operating margin increased to 46.1% for the six months ended June 30, 2011 as compared to 42.5% for the six months ended June 30, 2010.

Food & Beverage

Food and beverage revenues decreased 0.6% to $34.3 million for the six months ended June 30, 2011 compared to $34.5 million for the six months ended June 30, 2010. The decline in revenues was driven largely by the reduction in food and beverage covers at our properties. Food covers and beverage covers for the six months ended June 30, 2011 decreased 5.8% and 5.4%, respectively, compared to the six months ended June 30, 2010. Average revenue per cover for the six months ended June 30, 2011 increased 5.5% compared to the six months ended June 30, 2010. Our food and beverage expenses decreased 1.2% to $25.6 million for the six months ended June 30, 2011 compared to $25.9 million for the six months ended June 30, 2010 due to an overall decrease in payroll and related expenses. As a result, our food and beverage operating margin increased to 25.4% for the six months ended June 30, 2011 as compared to 24.9% for the six months ended June 30, 2010.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 1.3% to $15.6 million for the six months ended June 30, 2011 from $15.8 million for the six months ended June 30, 2010. Tower revenues increased 12.6% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The primary reason for the increase in Tower revenues was increased revenue related to the Sky Jump Las Vegas ride. The Sky Jump Las Vegas ride opened to the public on April 21, 2010. Entertainment revenue declined 46.1% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The primary reasons for the decrease in entertainment revenue were the closure of the American Superstars show at the Stratosphere on March 30, 2011 and a reduction in the number of events at the Aquarius. Retail revenue decreased 4.2% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  Other operating income decreased 9.9% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in revenue was primarily due to lower ATM commission revenues. Other operating expenses decreased 3.1% to $6.2 million for the six months ended June 30, 2011, compared to $6.4 million for the six months ended June 30, 2010. This decrease was primarily due to a reduction in entertainer fees. Entertainer fees declined due to the closure of the American Superstars show and a reduction in the number of events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances were 11.6% for both the six months ended June 30, 2011 and June 30, 2010. Increased room promotions were offset by reduced food and beverage and entertainment promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses were $55.2 million for both the six months ended June 30, 2011 and the six months ended June 30, 2010, and were 29.7% of gross revenues for the six months ended June 30, 2011, compared to 29.6% of gross revenues for the six months ended June 30, 2010. Advertising expenses increased 53.6% to $4.3 million for the six months ended June 30, 2011 from $2.8 million for the six months ended June 30, 2010 due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur.  The increase in advertising cost for the six months ended June 30, 2011 was offset by decreased utilities, property taxes, insurance expenses, legal fees and expenses related to licensing our officers.

Pre-opening Expense

We did not incur any pre-opening costs for the six months ended June 30, 2011 compared to $283,000 for the six months ended June 30, 2010.  Pre-opening costs were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas. Sky Jump Las Vegas opened to the public on April 21, 2010.

Impairment of Assets

In accordance with authoritative guidance, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event.  As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. We believe the on-going economic recession in the U.S. and Southern Nevada economies has reduced overall industry valuations.

Interest Expense

Interest expense increased 0.9% to $23.0 million for the six months ended June 30, 2011, compared to $22.8 million for the six months ended June 30, 2010. The increase was due primarily to higher debt issuance amortization expenses and a reduction in the amount of capitalized interest.  For the six months ended June 30, 2011, we capitalized approximately $145,000 compared to approximately $290,000 for the six months ended June 30, 2010.

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

Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2011 compared to $12.5 million for the six months ended June 30, 2010. The decrease in cash flow from operations was driven by a slight decrease in revenues and reductions in accrued expenses and accounts payable related to the Stratosphere hotel renovation project.

During the six months ended June 30, 2011, our total capital expenditures were $7.1 million, of which approximately $2.1 million was spent on slot machine replacements and conversions, $500,000 on hotel room renovations and upgrades, $1.4 million for renovations to our public areas and food and beverage venues and $3.1 million on our facilities, operations and information technology. For the six months ended June 30, 2010, our total capital expenditures were $11.7 million (including approximately $497,000 in non-cash items), of which approximately $2.4 million was spent on slot machine replacements and conversions, $2.3 million on hotel room renovations and upgrades, $1.7 million was spent on the Sky Jump Las Vegas ride, $2.5 million for renovations of our food and beverage venues and public areas and $2.8 million on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $18.0 million on regular maintenance and renovation capital projects during 2011. Approximately $15.3 million of that amount is associated with regular maintenance of our properties and operations, including slot machines.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. On May 31, 2011, the Issuers elected to redeem five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $370.5 million as of June 30, 2011.

For the six months ended June 30, 2011, we incurred approximately $23.0 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2011 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended June 30, 2011.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	August 12, 2011

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.