Form 10-Q
period 2011-09-30
American Casino & Entertainment Properties LLC
filed 2011-11-10
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$87,293	$85,311
Investments-restricted	211	1,171
Accounts receivable, net	3,542	3,290
Accounts receivable, net - related party	199	93
Other current assets	11,716	9,935
Total Current Assets	102,961	99,800
Property and equipment, net	1,114,955	1,133,848
Debt issuance costs, net	2,230	2,866
Intangible and other assets	18,564	19,889
Total Assets	$1,238,710	$1,256,403

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,071	$4,828
Accrued expenses	26,105	17,870
Accounts payable and accrued expenses - related party	21	12
Accrued payroll and related expenses	12,169	10,462
Current portion of capital lease obligations	286	276
Total Current Liabilities	43,652	33,448

Long-Term Liabilities:
Long-term debt, net of unamortized discount	341,169	355,618
Capital lease obligations, less current portion	1,703	1,919
Total Long-Term Liabilities	342,872	357,537

Total Liabilities	386,524	390,985

Commitments and Contingencies

Members' Equity:
Members' Equity	852,186	865,418
Total Members' Equity	852,186	865,418
Total Liabilities and Members' Equity	$1,238,710	$1,256,403

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2011	Three months ended September 30, 2010
	(Unaudited)
	(In thousands)
Revenues:
Casino	$49,238	$48,907
Hotel	17,184	14,283
Food and beverage	17,505	16,702
Tower, retail, entertainment and other	8,950	9,596
Gross revenues	92,877	89,488
Less promotional allowances	6,205	5,922
Net revenues	86,672	83,566

Costs And Expenses:
Casino	16,430	16,320
Hotel	9,124	8,879
Food and beverage	13,052	12,678
Other operating expenses	3,041	3,460
Selling, general and administrative	28,508	28,148
Depreciation and amortization	9,403	11,208
(Gain) loss on disposal of assets	32	(10)
Management fee - related party	250	375
Total costs and expenses	79,840	81,058

Income From Operations	6,832	2,508

Other Income (Expense):
Interest income	1	-
Interest expense	(11,062)	(11,385)
Total other expense, net	(11,061)	(11,385)

Net Loss	$(4,229)	$(8,877)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(Unaudited)
	(In thousands)
Revenues:
Casino	$153,166	$156,129
Hotel	49,288	43,435
Food and beverage	51,812	51,210
Tower, retail, entertainment and other	24,593	25,433
Gross revenues	278,859	276,207
Less promotional allowances	18,288	18,339
Net revenues	260,571	257,868

Costs And Expenses:
Casino	49,915	50,117
Hotel	26,439	25,668
Food and beverage	38,658	38,533
Other operating expenses	9,209	9,876
Selling, general and administrative	83,188	82,640
Depreciation and amortization	30,062	32,742
Pre-opening costs	-	283
(Gain) loss on disposal of assets	65	(6)
Management fee - related party	819	1,125
Impairment of assets	-	2,000
Total costs and expenses	238,355	242,978

Income From Operations	22,216	14,890

Other Income (Expense):
Loss on debt redemption	(1,378)	-
Interest income	2	8
Interest expense	(34,072)	(34,162)
Total other expense, net	(35,448)	(34,154)

Net Loss	$(13,232)	$(19,264)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(13,232)	$(19,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,062	32,742
Amortization of debt issuance and debt discount costs	3,934	3,578
Loss on debt redemption	1,378	-
(Gain) loss on disposal of assets	65	(6)
Loss on asset impairment	-	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	(159)	(93)
Other assets	(1,821)	(984)
Accounts payable and accrued expenses	10,185	10,278
Related party activity, net	(190)	(183)
Net Cash Provided by Operating Activities	30,222	28,068

Cash Flows From Investing Activities:
Decrease in investments - restricted	960	686
Acquisition of property and equipment	(9,965)	(22,636)
Increase in intangible assets	-	(645)
Proceeds from sale of property and equipment	96	169
Net Cash Used in Investing Activities	(8,909)	(22,426)

Cash Flows From Financing Activities:
Debt issuance costs	-	(581)
Payments on note payable	(19,125)	-
Payments on capital lease obligation	(206)	(196)
Net Cash Used in Financing Activities	(19,331)	(777)

Net increase in cash and cash equivalents	1,982	4,865
Cash and cash equivalents - beginning of period	85,311	101,092
Cash and cash equivalents - end of period	$87,293	$105,957

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$20,420	$20,271

Supplemental Disclosures of Non-Cash Items:

Accrued intangible assets	$-	$400
Accrued capital expenditures	$-	$2,356

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2010	$-	$865,418	$865,418
Net loss	-	(13,232)	(13,232)
Balances at September 30, 2011	$-	$852,186	$852,186

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Presentation of the components of other comprehensive income as part of the statements of changes in members’ equity is no longer permitted.  The new guidance requirements are effective for the fiscal years beginning after December 15, 2011 and for interim periods within those years, with early adoption permitted.  We expect there to be no impact to our statement of operations or statement of members’ equity upon adoption.

In September 2011, FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.   This update amends prior guidance to allow an entity to first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amended guidance is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on our financial statements.

In September 2011, FASB issued Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  This update applies to employers that participate in multiemployer pension plans and requires employers to disclose the following regarding their involvement in multiemployer pension plans: 1) the significant multiemployer plans in which an employer participates, 2) the level of an employer’s contributions made to the plans and an indication of whether the employer’s contributions are more than five percent (5%) of the total contributions made to the plan by all contributing employers, 3) the financial health of the significant multiemployer plans and 4) the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans.  In addition, for plans where financial statement users are not able to obtain details from outside sources, an employer is required to provide additional disclosures.  These disclosures include: 1) a description of the nature of the plan benefits, 2) a qualitative description of the extent to which the employer could be responsible for the obligations of the plan and 3) other qualitative information, to the extent available, such as total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan.  These new disclosure requirements are effective for annual periods for the fiscal years ending after December 15, 2011. Accordingly, we will include the expanded disclosures beginning with our December 31, 2011 financial statements.

Note 3.  Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013.  Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 and $375,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. We incurred Highgate fees of approximately $819,000 and $1.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, we owed Highgate $0.  For the three months and nine months ended September 30, 2011, we provided IT consulting services to Highgate of approximately $0 and $14,000, respectively. As of September 30, 2011 and December 31, 2010, Highgate owed us approximately $0 and $4,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $54,000 and $70,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. We expensed fees of approximately $157,000 and $279,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, we owed TTL approximately $16,000 and $10,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as construction management, cash management and insurance brokers. We expensed fees of approximately $18,000 and $46,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. We expensed fees of approximately $40,000 and $70,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general and administrative expenses of approximately $246,000 and $86,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, and $484,000 and $176,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, we owed Archon $0. As of September 30, 2011 and December 31, 2010, Archon owed us approximately $199,000 and $89,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $12,000 and $5,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. We expensed fees of approximately $35,000 and $29,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, we owed Nor1 approximately $5,000 and $2,000, respectively.

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

As of September 30, 2011 and December 31, 2010, we had the following intangible assets.

		(in thousands)
		September 30, 2011			December 31, 2010
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	7,450	(5,338)	2,112	7,450	(4,221)	3,229
Non-Compete Agreement	38 Months	1,045	(578)	467	1,045	(330)	715
		$8,495	$(5,916)	$2,579	$8,495	$(4,551)	$3,944

Non-amortizing intangible assets:
Trade Name				$15,797			$15,797
				$18,376			$19,741

Note 5.  Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	September 30, 2011	December 31, 2010

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$356,250	$375,000
Unamortized discount	(15,081)	(19,382)
Capital lease obligations	1,989	2,195
Total long-term debt and capital lease obligations	343,158	357,813
Current portion of capital lease obligations	286	276
Total long-term debt and capital lease obligations, net	$342,872	$357,537

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $356.3 million as of September 30, 2011.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 53.0% of our gross revenue for the three months ended September 30, 2011 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended September 30, 2011, with hotel sales representing 18.5% and food and beverage sales representing 18.8%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.  Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the results of our operations for the periods indicated.

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$49.2	$48.9
Hotel	17.2	14.3
Food and beverage	17.5	16.7
Tower, retail, entertainment and other	9.0	9.6
Gross revenues	92.9	89.5
Less promotional allowances	6.2	5.9
Net revenues	86.7	83.6

Costs and expenses:
Casino	16.4	16.3
Hotel	9.1	8.9
Food and beverage	13.1	12.7
Other operating expenses	3.0	3.5
Selling, general and administrative	28.8	28.5
Depreciation and amortization	9.4	11.2
Total costs and expenses	79.8	81.1
Income from operations	$6.9	$2.5

EBITDA Reconciliation:
Net loss	$(4.2)	$(8.9)
Interest income	-	-
Interest expense	11.0	11.4
Depreciation and amortization	9.4	11.2
EBITDA	$16.2	$13.7

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

Our consolidated gross revenues increased 3.8% to $92.9 million for the three months ended September 30, 2011 from $89.5 million for the three months ended September 30, 2010. Our consolidated income from operations and EBITDA increased 176.0% and 18.2% to $6.9 million and $16.2 million for the three months ended September 30, 2011 compared to $2.5 million and $13.7 million for the three months ended September 30, 2010. The increases in our gross revenues, income from operations and EBITDA are due primarily to revenue growth for our hotel division caused by higher average daily room rates and market factors, such as the increased visitation to Las Vegas.  In addition, casino revenues had their first quarterly year-over-year increase since the first quarter of 2008 due primarily to higher slot coin-in and table drop at the Stratosphere. We spent approximately $103,000 to replace bill validators and monitors on our slot machines, which negatively impacted income from operations. Income from operations for the three months ended September 30, 2011 was positively impacted by lower depreciation and amortization expenses as many property, plant and equipment assets reached the end of their depreciable life during the first three months of 2011.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 0.6% to $49.2 million for the three months ended September 30, 2011, compared to $48.9 million for the three months ended September 30, 2010. Our slot and table revenues increased 1.2% and 3.4% respectively. Slot revenues increased due to a 0.1% increase in coin-in and a 0.1% increase in the hold percentage while table revenues increased due to a 4.4% increase in table drop while the hold percentage declined 0.1% compared to the three months ended September 30, 2010.  For the three months ended September 30, 2011, slot machine revenues were 85.0% of casino revenues, and table game revenues were 12.2% of casino revenues, compared to 84.5% and 11.9% of casino revenues, respectively, for the three months ended September 30, 2010.  Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 22.2% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in other casino revenues was driven primarily by poor race and sports book results.  Race and sports book revenues declined 43.2% compared to the three months ended September 30, 2010 due to a combination of a 4.6% decrease in handle and a 6.1% decrease in hold. In addition, bingo revenues declined 19.1% due to a 5.0% decline in the number of patrons and a 1.2% decrease in hold. Casino operating expenses were $16.4 million for the three months ended September 30, 2011, compared to $16.3 million for the three months ended September 30, 2010.  Repairs and maintenance increased approximately $102,000 during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 because we spent approximately $103,000 to replace bill validators and monitors on our slot machines. As a result, our casino operating margin was 66.7% for both the three months ended September 30, 2011 and the three months ended September 30, 2010.

Hotel

Hotel revenues increased 20.3% to $17.2 million for the three months ended September 30, 2011 from $14.3 million for the three months ended September 30, 2010.  Overall room occupancy increased to 71.5% for the three months ended September 30, 2011 compared to 67.7% for the three months ended September 30, 2010 and the average daily room rate increased 14.8% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. All four of our properties increased room revenue and occupancy for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We believe our ability to increase our average daily room rate and, as a result, increase our hotel revenue is due to increased occupancy and higher room rates in Las Vegas in general and the improved room product at Stratosphere and Aquarius. Our hotel expenses increased 2.2% to $9.1 million for the three months ended September 30, 2011, compared to $8.9 million for the three months ended September 30, 2010 due primarily to higher costs associated with higher occupancy.  Due to the increase in revenues, our hotel operating margin increased to 47.1% for the three months ended September 30, 2011 as compared to 37.8% for the three months ended September 30, 2010.

Food & Beverage

Food and beverage revenues increased 4.8% to $17.5 million for the three months ended September 30, 2011, compared to $16.7 million for the three months ended September 30, 2010.  Food covers increased 3.1% and beverage covers decreased 1.2% for the three months ended September 30, 2011, respectively, compared to the three months ended September 30, 2010.  Average revenue per cover for the three months ended September 30, 2011 increased 1.6% compared to the three months ended September 30, 2010. Our food and beverage expenses increased 3.1% to $13.1 million for the three months ended September 30, 2011 compared to $12.7 million for the three months ended September 30, 2010. Our food and beverage cost of goods sold increased by 2.3 percentage points due to rising product costs in general. Despite rising product costs, our food and beverage operating margin increased to 25.1% for the three months ended September 30, 2011 as compared to 24.0% for the three months ended September 30, 2010.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 6.3% to $9.0 million for the three months ended September 30, 2011 from $9.6 million for the three months ended September 30, 2010. Tower revenues decreased 3.8% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Total guest admissions increased 14.1% compared to the three months ended September 30, 2010 but the number of Sky Jump riders decreased 16.1%, leading to a 15.6% decline in average revenue per guest admission. Entertainment revenue declined 50.8% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The decrease in revenue was due primarily to the closure of the American Superstars show at the Stratosphere on March 30, 2011. Retail revenue decreased 3.5% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  Other operating income increased 9.1% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in revenue was primarily due to higher ATM commission revenues. Other operating expenses decreased 14.3% to $3.0 million for the three months ended September 30, 2011, compared to $3.5 million for the three months ended September 30, 2010. This decrease was primarily due to a reduction in entertainer fees to American Superstars. Effective November 9, 2011, we will be adding a new show at the Stratosphere, Frankie Moreno Live at Stratosphere, with three performances per week.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.6% for the three months ended September 30, 2011 from 12.1% for the three months ended September 30, 2010. This increase was primarily due to increased room and food and beverage promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 1.1% to $28.8 million, or 31.0% of gross revenues, for the three months ended September 30, 2011, compared to $28.5 million, or 31.8% of gross revenues for the three months ended September 30, 2010. This increase was primarily due to higher labor costs and advertising and marketing related expenses.

Interest Expense

Interest expense decreased 3.5% to $11.0 million for the three months ended September 30, 2011, compared to $11.4 million for the three months ended September 30, 2010. The decrease was due primarily to the redemption of 5% of the 11% Senior Secured Notes on May 31, 2011.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$153.2	$156.1
Hotel	49.3	43.5
Food and beverage	51.8	51.2
Tower, retail, entertainment and other	24.6	25.4
Gross revenues	278.9	276.2
Less promotional allowances	18.3	18.3
Net revenues	260.6	257.9

Costs and expenses:
Casino	49.9	50.1
Hotel	26.4	25.7
Food and beverage	38.7	38.5
Other operating expenses	9.2	9.9
Selling, general and administrative	84.1	83.8
Pre-opening costs	-	0.3
Depreciation and amortization	30.1	32.7
Impairment of assets	-	2.0
Total costs and expenses	238.4	243.0
Income from operations	$22.2	$14.9

EBITDA Reconciliation:
Net loss	$(13.2)	$(19.3)
Interest income	-	-
Interest expense	34.0	34.2
Depreciation and amortization	30.1	32.7
EBITDA	$50.9	$47.6

Our consolidated gross revenues increased 1.0% to $278.9 million for the nine months ended September 30, 2011 from $276.2 million for the nine months ended September 30, 2010. Our consolidated income from operations and EBITDA increased 49.0% and 6.9% to $22.2 million and $50.9 million for the nine months ended September 30, 2011 compared to $14.9 million and $47.6 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, our revenues were impacted by improved visitation and increased room rates in Las Vegas as well as Stratosphere’s renovated rooms and Elevate Your Expectations campaign. These factors have allowed us to improve hotel revenues at all three of our Las Vegas properties. As occupancy and average daily room rate have increased at Stratosphere, both food and beverage and casino revenues have increased. Our Arizona Charlies casino revenues, however, have been negatively impacted by the intense promotional environment in the Las Vegas locals market.  The Aquarius was impacted by road construction on Casino Drive that was temporarily halted in July and resumed in September. During the period that construction stopped, Aquarius’ revenues were relatively flat compared to 2010. Income from operations and EBITDA for the nine months ended September 30, 2011 were impacted by the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur. Advertising expenses for the nine months ended September 30, 2011 were $5.6 million compared to $3.8 million for the nine months ended September 30, 2010. We also spent $178,000 for a Las Vegas Motor Speedway Sponsorship and we spent approximately $400,000 to replace old bill validators and monitors.  EBITDA for the nine months ended September 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash.  Operating income for the nine months ended September 30, 2011 was positively impacted by lower depreciation and amortization expenses as many property, plant and equipment assets became fully depreciated during the first three months of 2011. During the nine months ended September 30, 2010, we incurred pre-opening expenses of approximately $283,000 compared to none during the nine months ended September 30, 2011. We also expensed approximately $252,000 to appeal our property taxes and approximately $182,000 for licensing our officers during the nine months ended September 30, 2010. Finally, income from operations and EBITDA for the nine months ended September 30, 2010 were negatively impacted by a $2.0 million non-cash charge for impairment of intangible assets.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.9% to $153.2 million for the nine months ended September 30, 2011, compared to $156.1 million for the nine months ended September 30, 2010. Our slot and table revenues declined 1.3% and 5.8% respectively. We believe volumes at our properties were impacted by the road construction in Laughlin and the aggressive promotional environment in the Las Vegas local market. Slot revenues declined due to a 3.1% decrease in coin-in partially offset by a 0.1% increase in hold compared to the nine months ended September 30, 2010. Table revenues declined due to a 1.2% decline in hold while drop was flat compared to the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, slot machine revenues were 84.9% of casino revenues, and table game revenues were 11.6% of casino revenues, compared to 84.4% and 12.1% of casino revenues, respectively, for the nine months ended September 30, 2010. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 1.8% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Race and sports book revenues decreased 19.1% compared to the nine months ended September 30, 2010 due to a 9.4% decrease in handle and 1.4% decrease in hold. The decrease in race and sports revenue was partially offset by a 34.1% increase in bingo revenue compared to the nine months ended September 30, 2010 due to a 2.0% increase in hold. Casino operating expenses decreased 0.4% to $49.9 million, for the nine months ended September 30, 2011, from $50.1 million for the nine months ended September 30, 2010. This decrease was primarily due to decreased revenue taxes and supplies. However, because our labor costs were flat and repairs and maintenance increased approximately $359,000 during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 our casino operating margin decreased to 67.4% compared to 67.9% for the nine months ended September 30, 2010.

Hotel

Hotel revenues increased 13.3% to $49.3 million for the nine months ended September 30, 2011 from $43.5 million for the nine months ended September 30, 2010.  Overall room occupancy increased to 69.2% for the nine months ended September 30, 2011 compared to 68.2% for the nine months ended September 30, 2010 and the average daily room rate increased 12.7% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Hotel revenues increased for all properties and occupancy increased for all properties except the Aquarius, which had a 2.4% decrease. Our hotel expenses increased 2.7% to $26.4 million for the nine months ended September 30, 2011, compared to $25.7 million for the nine months ended September 30, 2010 due primarily to higher costs associated with higher occupancy.  Due to the increase in revenues, our hotel operating margin increased to 46.5% for the nine months ended September 30, 2011 as compared to 40.9% for the nine months ended September 30, 2010.

Food & Beverage

Food and beverage revenues increased 1.2% to $51.8 million for the nine months ended September 30, 2011 compared to $51.2 million for the nine months ended September 30, 2010. The increase in revenues was driven largely by a 4.2% increase in average revenue per cover. Food covers and beverage covers for the nine months ended September 30, 2011 decreased 2.9% and 4.1%, respectively, compared to the nine months ended September 30, 2010.  Our food and beverage expenses increased 0.5% to $38.7 million for the nine months ended September 30, 2011 compared to $38.5 million for the nine months ended September 30, 2010 due to a 1.8 percentage point increase in our food and beverage cost of goods sold. Despite the increase in our product costs, our food and beverage operating margin increased to 25.3% for the nine months ended September 30, 2011 as compared to 24.8% for the nine months ended September 30, 2010.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 3.1% to $24.6 million for the nine months ended September 30, 2011 from $25.4 million for the nine months ended September 30, 2010. Tower revenues increased 5.8% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The primary reason for the increase in Tower revenues was increased revenue related to the Sky Jump Las Vegas ride and a 6.0% increase in total guest admissions. The Sky Jump Las Vegas ride opened to the public on April 21, 2010. Entertainment revenue declined 47.6% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The primary reasons for the decrease in entertainment revenue were the closure of the American Superstars show at the Stratosphere on March 30, 2011 and a reduction in the number of events at the Aquarius. Retail revenue decreased 4.0% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  Other operating income decreased 3.9% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in revenue was primarily due to lower ATM and vending commission revenues. Other operating expenses decreased 7.1% to $9.2 million for the nine months ended September 30, 2011, compared to $9.9 million for the nine months ended September 30, 2010. This decrease was primarily due to a reduction in entertainer fees. Entertainer fees declined due to the closure of the American Superstars show and a reduction in the number of events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances were 11.9% for the nine months ended September 30, 2011, compared to 11.7% for the nine months ended September 30, 2010. Increased room promotions were offset by reduced food and beverage and entertainment promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses were $84.1 million, or 30.2% of gross revenues, for the nine months ended September 30, 2011, compared to $83.8 million, or 30.3% of gross revenues, for the nine months ended September 30, 2010. Advertising expenses increased 47.4% to $5.6 million for the nine months ended September 30, 2011 from $3.8 million for the nine months ended September 30, 2010 due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur.  Increases in advertising and labor costs for the nine months ended September 30, 2011 were partially offset by decreased utilities, property taxes, insurance expenses, legal fees and expenses related to licensing our officers.

Pre-opening Expense

We did not incur any pre-opening costs for the nine months ended September 30, 2011 compared to $283,000 for the nine months ended September 30, 2010.  Pre-opening costs for the nine months ended September 30, 2010 were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas. Sky Jump Las Vegas opened to the public on April 21, 2010.

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

Interest Expense

Interest expense decreased 0.6% to $34.0 million for the nine months ended September 30, 2011, compared to $34.2 million for the nine months ended September 30, 2010. The decrease was due primarily to the redemption of 5% of the 11% Senior Secured Notes on May 31, 2011.

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

Net cash provided by operating activities was $30.2 million for the nine months ended September 30, 2011 compared to $28.1 million for the nine months ended September 30, 2010. The increase in cash flow from operations was driven by a $2.7 million increase in revenues.

During the nine months ended September 30, 2011, our total capital expenditures were $10.0 million, of which approximately $2.9 million was spent on slot machine replacements and conversions, $900,000 on hotel room renovations and upgrades, $1.7 million for renovations to our public areas and food and beverage venues and $4.5 million on our facilities, operations and information technology. For the nine months ended September 30, 2010, our total capital expenditures were $25.0 million (including approximately $2.4 million in non-cash items), of which approximately $3.4 million was spent on slot machine replacements and conversions, $10.6 million on hotel room renovations and upgrades, $1.8 million was spent on the Sky Jump Las Vegas ride, $3.2 million for renovations of our food and beverage venues and public areas and $6.0 million on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $15.3 million on regular maintenance and renovation capital projects during 2011. We have not finalized our budgets, however, we currently expect our capital expenditures will be approximately $15-20 million in 2012.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $356.3 million as of September 30, 2011.

For the nine months ended September 30, 2011, we incurred approximately $34.0 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2011 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended September 30, 2011.

Item 6.   Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	November 10, 2011

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.