Form 10-K
period 2011-12-31
American Casino & Entertainment Properties LLC
filed 2012-03-22
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE cOMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

General

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP owns and operates the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively Whitehall 2007, funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.

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

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall 2007 invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans, (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

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

Our four properties target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We generate a significant amount of our business from both the fly-in and drive-in markets. We are committed to providing our customers a high level of customer service. Our employees participate in regular and intensive customer service training programs and are rewarded and incentivized, in part, based upon the quality of service they provide to customers. We routinely conduct comprehensive customer surveys at all of our properties and we pursue a process of continuous improvement at our properties based on the information gathered from our customer satisfaction surveys. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Our executive and property-level management teams have an established record of developing, integrating and operating gaming and entertainment properties. Our management team is focused on controlling costs throughout our portfolio by efficiently scheduling staff, reassessing overall staffing needs, achieving operating efficiencies and executing efficient marketing programs in an effort to increase operating cash flow.

Our four gaming properties operate in three distinct Nevada gaming markets: Las Vegas Strip, Las Vegas locals and Laughlin. Our properties attract a mix of local gaming customers and destination travelers, and we generate business from both the fly-in and drive-in markets. We believe that the diverse nature of our properties and the markets in which they operate provide a more stable revenue stream and customer base as compared to casino operators in Nevada that target only a single market.

As a Las Vegas Strip property, the Stratosphere appeals to destination travelers, with approximately 16% of identified tracked play for the year ended December 31, 2011 coming from locals, approximately 21% coming from within a 51-350-mile radius, approximately 51% coming from outside a 350-mile radius and approximately 12% whose origin is unknown. Based on estimates, it is believed that most of the unknown origin is international business.

The Arizona Charlie’s properties primarily serve local Las Vegas customers and their guests. The Arizona Charlie’s properties provide an alternative for locals who prefer a local gaming experience to the Las Vegas Strip atmosphere. Approximately 69% of tracked play comes from players within a 5 mile radius of each of the Arizona Charlie’s properties. 94% of the tracked play lives within 10 miles. Arizona Charlie’s Boulder serves the locals market in the eastern metropolitan area of Las Vegas and Arizona Charlie’s Decatur serves the locals market in the heavily populated west Las Vegas area.

We believe that the Aquarius is a leader in its market. The Aquarius appeals to local Laughlin customers, but it is also positioned as an alternative value destination for customers travelling from Nevada, Arizona and Southern California. The local market contributes 28% of the tracked play, with 49% coming from within a 51-350 mile radius and approximately 23% coming from 350 + miles.

Lower Risk Revenue Stream

Each of our casinos emphasizes slot play, with substantially more slot machines than other games. Our marketing efforts and rewards programs target and incentivize slot play and help drive slot revenues.

We believe that revenue from slot play is more predictable and more stable than table game play (particularly high-end table game play) and, as a result, our revenue stream from casino play is more predictable and less volatile than that of gaming operators that rely more on high-end table game play. Our ability to create a defined hold percentage and select the denominations and types of games on our slot floor help promote the predictability of slot play revenue.

Revenue volatility is also mitigated because we cater to middle-market customers, and we generally do not attract high-end customers. As a result, we do not issue significant amounts of credit to our customers, the need to accept discounts on losses is rare and our revenues are not tied to whether a small group of high-end customers win or lose in their wagering.

Targeted Spending to Improve Our Properties

Our capital programs are focused on renovating and improving the amenities offered at our properties with the goal of encouraging our guests to spend more time and money at our properties.

Since the beginning of 2008, we have invested capital on projects across the properties, including room renovations, new restaurants, gaming floor improvements, gaming equipment upgrades and replacements, pool renovations and other capital improvements.

We believe that we have already seen some of the benefits of this investment during the recent economic downturn, as evidenced by our ability to maintain relatively strong occupancy rates and ADR at the Stratosphere and average daily room rates at the Stratosphere and Aquarius, the two properties where most of the investment has been made. We believe that the significant investments already made, together with the targeted capital expenditures planned, will position our properties to maximize revenues from our existing customers, encourage repeat visits and position our properties to increase cash flow when the market recovers over the long-term.

Experienced Management Team

Since our acquisition by Holdings and Voteco (both described below), we have been managed by a new team with extensive experience in gaming operations. Frank Riolo, who was named our CEO in April 2008, formerly was the CEO of the Viejas casino. Over the four-year period that Mr. Riolo was the CEO of the Viejas casino, EBITDA and operating margins increased significantly and measures of guest and employee satisfaction improved. Mr. Riolo led a restructuring of the casino that involved increasing the property size while reducing the number of employees to operate more efficiently. Ned Martin, who was named our CFO in October 2008, has held senior-level positions in finance, operations and gaming development with Station Casinos, Inc., Silverton Casino, LLC and the Maloof Companies. Mssrs. Riolo and Martin are supported by property-level general managers that each have more than 20 years of experience in the gaming and hotel industries.

Our Business Strategy

We primarily target middle-market gaming customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. Our operating philosophy is to offer high quality gaming, hotel and dining experiences at an attractive price, by providing safe, clean and accessible facilities with attentive and friendly service.

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

Position Our Properties to Better Target Their Respective Markets

Our management team continues to focus on better positioning each property to target its respective market, improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program. We continue to deploy capital strategically into value-enhancing projects to help increase the amount of time and money spent at our properties, gaming spend and market position and to attract new customers. We are rationalizing our marketing expenses by reducing inefficiencies, focusing on customer reinvestment rates and working to maximize yield on existing customers.

Our strategy for each property is summarized below:

Stratosphere

We seek to position the Stratosphere as the property of choice in the value segment on the Las Vegas Strip. Our key objectives are to attract customers with a high propensity to gamble, increase length of stay and increase the amount of time and money spent at the property. To achieve these objectives, we are investing in targeted improvements to the hotel rooms and common areas, including the entrances, restrooms, restaurants, pool and gaming floor, as well as adding new attractions, such as the Sky Jump, which opened in 2010.

Arizona Charlie’s Properties

At our Arizona Charlie’s properties, we are focused on maintaining market share and customer loyalty in the local Las Vegas market while preserving discipline in our promotional incentives. We use unique promotional initiatives as part of our rewards program and we believe that these initiatives, while not costly, will help us increase player spend and differentiate the properties from their competitors. We also invest capital in projects to maintain the overall appeal of the properties.

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

Casino.   As of December 31, 2011, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 1,000 slot machines, 42 table games, a 16 table poker room, and a race and sports book.

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

The Tower features the four highest thrill rides in the world:

•	Big Shot, which catapults up to 16 riders, in harnessed seats, from the 921-foot level of the Tower, 160 feet straight up the mast of the Tower and allows for a controlled free-fall back to the landing platform;

•	X Scream, which is shaped like a giant teeter-totter and launches up to eight riders approximately 30 feet over the edge of the Tower and then dangles them weightlessly above the Las Vegas Strip;

•	Insanity, which holds ten passengers in “escape proof” seats in an arm that extends out 64 feet over the edge of the Tower and spins passengers at up to three “G’s.” As the ride spins faster and faster, the riders are propelled up to an angle of 70 degrees, overlooking the City of Las Vegas more than 900 feet below; and

•	Sky Jump Las Vegas, the latest extreme thrill ride, which opened in April 2010, drops thrill seekers on an 855 foot harnessed “controlled freefall” at a speed of up to 40mph.

The Tower also includes:

•	Event space and wedding chapels, at levels 103 and 104;

•	Level 107 Lounge, a 156-seat cocktail lounge inside the Top of the World restaurant;

•	Air Bar located at level 108, overlooking the Las Vegas Strip; and 360° indoor/outdoor observation decks, at levels 108 and 109, containing a gift shop and free-standing vending machines featuring snacks and souvenirs designed to capitalize on the unique nature of the Tower.

Retail and Entertainment.   The retail center, located on the second floor of the building, occupies approximately 150,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. Adjacent to the retail center is a 640-seat showroom that currently offers entertainment including our newest show, Frankie Moreno Live at Stratosphere, a hip, sophisticated performer with a 10 piece band that has a modern take on jazz, big band, and classic covers as well as original music, and Bite, a vampire-themed adult revue, which are both designed to appeal to our value-oriented Las Vegas visitors.

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

Casino.   As of December 31, 2011, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with approximately 1,150 slot machines, 12 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play.

Hotel, Food and Beverage.   As of December 31, 2011, Arizona Charlie’s Decatur had 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.

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

Casino.   As of December 31, 2011, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space, 6,000 of which was added in June 2006, with approximately 920 slot machines, 11 table games, a bingo parlor, and a race and sports book. Arizona Charlie’s Boulder emphasizes slot play because it is popular with local players and, as a result, generates high volumes of play and casino revenue. Most table games at Arizona Charlie’s Boulder are devoted to double-deck, hand-dealt blackjack play.

Hotel, Food and Beverage and RV Park.   As of December 31, 2011, Arizona Charlie’s Boulder hotel had 303 rooms, including 219 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Arizona Charlie’s Boulder has four restaurants and three bars, one of which is the Palace Grand lounge.

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

Casino.   As of December 31, 2011, the Aquarius contained approximately 57,070 square feet of gaming space with approximately 1,250 slot machines, 38 table games, a keno lounge and a race and sports book.

The Aquarius offers a variety of slots and table games that appeal to both tourists and local players.

Hotel, Food and Beverage.   As of December 31, 2011, the Aquarius is the largest hotel by number of rooms in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool, lighted tennis courts, and three company owned restaurants, including the Vineyard, which is designed for fine dining, the Windows on the River Buffet, and Café Aquarius, a diner which is open 24 hours. The Aquarius has three nationally recognized leased restaurants: Outback Steakhouse®, Subway®, and Panda Express®. Additionally, the Aquarius operates a Starbucks® under license. The Aquarius also has three bars providing retail drinks and video poker to casino customers.

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

The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Aquarius targets the mid to high end customer by providing a breadth of amenities, updated facilities, and outstanding customer service at a great value

We believe that our Las Vegas and Laughlin management teams have positioned each of our properties to target their respective markets by expanding and improving our existing facilities and focusing on customer service.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.0 million visitors in 2001 to 38.9 million visitors in 2011. The number of hotel and motel rooms in Las Vegas has increased from 126,610 at the end of 2001 to 150,161 at the end of 2011, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. However during the last two years, hotel occupancy increased from 83.5% for 2010 to 86.9% for 2011, but is still well below the peak of 94.0% from 2007.

Las Vegas saw an increase in tourism in 2011 according to the LVCVA as visitor volume was approximately 38.9 million people in 2011, up 4.3% from approximately 37.3 million in 2010. Along with the increase in visitors, the hotel average daily room rate, or ADR increased by 10.7% in 2011 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2001 and 2011, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.6%. Gaming revenues for 2011 totaled approximately $6.1 billion, a 5.1% increase from 2010. As was the case in 2010, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2011. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.0 million in 2001 to 4.9 million in 2011, representing a compound annual growth rate of -0.3%. Convention attendance increased 8.8% during 2011 compared to 2010 but is down 17.5% from 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,498,278 in 2001 to an estimated 1,934,871 in 2011, a compound annual growth rate of 2.6%. In comparison, the United States population increased at a compound annual growth rate of 0.9% during this period. In 2010, median household income in Clark County was $56,258, compared with the national median household income of $51,914.

From 2010 to 2011, it is estimated that Las Vegas experienced a 0.1% decrease in population, likely the result of the combined economic factors of the local housing crisis, high foreclosure rates and high unemployment. Frozen credit markets, volatile gas prices and high unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,334 rooms and its gaming revenue for 2011 was $465 million, down 3.7% from 2010.

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

Registration Requirements

On May 4, 2011, the Nevada Gaming Commission issued a Third Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order (1) prohibits Holdings from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect interest in our membership interests or any other security convertible into or exchangeable into our Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior approval of the Commission, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.

ACEP has been registered with the Nevada Gaming Commission as a publicly traded corporation, found suitable by the Nevada Gaming Commission as the manager of Charlie’s Holding LLC, and to own the equity interests of Stratosphere LLC, Charlie’s Holding and Aquarius Gaming LLC, each of which is a company licensee. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as an intermediary and has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie's, LLC and Fresca, LLC. Stratosphere LLC has been registered as an intermediary company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee, as its sole member.

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

Individual Licensing Requirements

All stockholders, members and limited partners with a 5 percent or less ownership interest in a corporate, limited liability company or limited partnership licensee (other than such an entity as is publicly traded and registered with the Nevada Gaming Commission), must register in that capacity with the Nevada Gaming Control Board and affirmatively state in writing that they submit to the board’s jurisdiction. Such registration must be made on forms prescribed by the chairman. A member who is required to be registered by this section shall apply for registration within 30 days after the member obtains an ownership interest of 5 percent or less in a limited-liability company licensee. No person, other than an institutional investor, may acquire more than 5 percent of the ownership interests in a corporate, limited liability company or limited partnership licensee, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee, without first obtaining licenses and approvals from the Nevada Gaming Authorities.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with our gaming operations to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Key employees of a company licensee may also be required to file such applications.

Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, that intends to acquire any security issued by a corporate, limited liability company or limited partnership licensee or a holding company (which, in any such case, is not publicly traded), may apply to the Nevada Gaming Control Board and the Nevada Gaming Commission for a waiver of the otherwise applicable requirements for licensing or a finding of suitability if such institutional investor intends to and does hold the securities for investment purposes only. An institutional investor is not eligible to receive or hold a waiver if the institutional investor will own, directly or indirectly, more than 15 percent of the securities of the licensee or a holding company on a fully diluted basis where any such securities are to be acquired other than through a debt restructuring. Securities acquired before a debt restructuring and retained after a debt restructuring or as a result of an exchange, exercise or conversion, after a debt restructuring, of any securities issued to an institutional investor through a debt restructuring, are deemed to have been acquired through a debt restructuring. Such a waiver is effective only as long as the institutional investor’s direct or indirect ownership interest in such securities meets the limitations set forth above. An institutional investor is not deemed to hold a security issued by a corporate, limited partnership of limited liability company licensee or a holding company for investment purposes only unless the securities will be acquired and held in the ordinary course of business as an institutional investor and do not, directly or indirectly, allow the institutional investor to vote for the election of members of the board of directors, for the election of a general partner or the appointment of a manager, as the case may be, or to cause any change in the organic documents, management, policies or operations of the licensee or the holding company, or cause any other action which the commission finds to be inconsistent with investment purposes only. The following activities are not deemed to be inconsistent with holding securities for investment purposes only:

(a) Serving as a member of any committee of creditors or security holders in connection with debt restructuring;

(b) Nominating any candidate for election or appointment to a board of directors or the equivalent in connection with a debt restructuring;

(c) Making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

(d) Such other activities as the commission may determine to be consistent with such investment intent.

The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an equity holder, officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to timely file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

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

Requirements for Equity Security Holders of Publicly Traded Entities

Regardless of the number of equity interests held, any beneficial holder of a registered company's voting or non-voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting or non-voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Consequences of Being Found Unsuitable

Any person who fails or refuses to timely apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. A registered company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to hold an equity interest or to have any other relationship with, it:

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

With respect to any other jurisdiction, if a holder of notes fails to apply or become licensed or qualified or is found unsuitable the holder shall comply with the laws of that jurisdiction governing such matters and the continued ownership of the notes and such regulatory orders as may be entered in conjunction therewith and pursuant thereto or, in the absence thereof, we shall have the right, at our option:

•	to require the holder to dispose of its notes or beneficial interest therein within 30 days of receiving notice of our selection or such earlier date as may be requested or prescribed by a gaming authority; or

•	to redeem the notes at a redemption price equal to the lesser of (1) the holder’s cost, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply or (2) 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the earlier of the redemption date and the date of the finding of unsuitability or failure to comply, which may be less than 30 days following the notice of redemption if so requested or prescribed by the gaming authority.

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

Local License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the equity of an entity which controls a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

Employees

At December 31, 2011, we had approximately 4,300 employees, of which approximately 1,700 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good. The collective bargaining agreements representing our culinary employees at the Stratosphere and our operating engineers and entertainment stagehands at the Aquarius all expire in 2012.

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

The severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During 2008, 2009, 2010 and 2011 our revenues have decreased significantly compared to 2007. If the current economic condition continues or worsens, our revenues may decrease further while some of our costs remain fixed or may even increase. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities has declined during the economic downturn and may continue to decline. We have experienced reduced numbers of visitors, lower occupancy rates and lower revenue.

The severe economic downturn has particularly affected the markets in which we operate. For example, the residential and commercial real estate markets in and around Las Vegas have experienced significant downturn and a decline in real estate values. Also, construction spending in the Las Vegas area (which has been an important driver for the local economy) has significantly decreased and unemployment in Las Vegas has significantly increased. In December 2011, Las Vegas unemployment was 12.7% compared to 8.3% nationally. We have summarized below publicly available data relating to the conditions in the markets in which we operate.

Clark County. In 2011, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.2 billion, a 3.5% increase from 2010, as growth in the Las Vegas Strip area outpaced revenue growth in the other areas of the county. Baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth in 2011. Our properties do not target the baccarat player. Gaming revenue is still below its peak of approximately $10.9 billion from 2007 due to the lingering effects of the economic downturn.

Las Vegas. According to the LVCVA statistical reports, convention attendance and meetings held increased 8.8% and 5.7%, respectively in 2011. Additionally, air passengers using McCarran International Airport, the primary airport serving Las Vegas, increased 4.3% in 2011 to approximately 41.5 million.

Laughlin. The Laughlin area economy, where Aquarius is located, is primarily dependent on the gaming and tourism industry. Laughlin visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. According to the LVCVA as of December 31, 2011, the Laughlin market consisted of approximately 10,334 hotel rooms and its gaming revenue for 2011 was approximately $465 million, down 3.7% from 2010. Visitor volume decreased 4.7% year-over-year to approximately 2.3 million compared to approximately 2.4 million in 2010. Hotel occupancy in 2011 decreased 0.7% to 63.0% while the average daily room rate increased 5.5% to $40.34.

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

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

For example, the economic recession that occurred in the United States from 2008 – 2009 resulted in one of the toughest economic periods in Southern Nevada history. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions have also adversely affected tourism and spending in Laughlin, where Aquarius is located. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

Because all four of our gaming properties are concentrated in a relatively small area in Nevada, we are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the areas from which we draw customers.

Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 97 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy. Risks from local conditions include the following:

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

Local Competitive Risks. In addition to the risks described under ‘‘If we are unable to compete effectively against our competitors, our business will suffer’’ below, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our customers. Prior to the recent economic downturn, the Las Vegas market experienced a substantial increase in the construction and development of hotels and casinos available to our potential customers. As of December 31, 2011, LVCVA reported Las Vegas hotel room inventory of 150,161 and as of May 19, 2011, projects 640 additional rooms to open in 2012.

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

Transportation-Related Risks. The majority of our customers at the Stratosphere travel by air or car to Las Vegas. Increasing transportation costs, for example, caused by increased fuel costs, may deter people from traveling to our properties from long distances or decrease the amount of money they have available to spend once there. Further, leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines can impact the number of visitors to our properties. For the year ended December 31, 2011, arriving and departing passengers through McCarran International Airport in Las Vegas increased 4.3% to approximately 41.5 million from approximately 39.8 million in 2010.

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

Rising operating costs for our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the tax or regulatory environment which impose additional restrictions or increase our operating costs; our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	as of December 2011, approximately 40% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities; The collective bargaining agreements representing our culinary employees at the Stratosphere and our operating engineers and entertainment stagehands at the Aquarius all expire in 2012. We do not anticipate any business disruptions or significant increases in costs.

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;

•	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically; and

•	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers.

If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to suffer.

Changes in tax laws could increase our cost of doing business and negatively affect our business.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) adjourned in June 2011 and there were no increases in taxes affecting gaming revenue. In prior sessions, the Nevada Legislature did approve a 3% increase in the tax charged against room sales. Although this tax is passed on to our guests, the effect of this tax is to increase the cost to our guests of staying in hotels and, therefore, could negatively impact visitation and/or other expenditures. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. The State of Nevada projects a budget shortfall from 2011 to 2013. From time to time, there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature meets again in 2013 and we cannot assure you that our taxes or fees will not be increased.

An initiative petition was filed with the Nevada Secretary of State office on February 7, 2012 to boost the gambling tax on big casinos from 6% to 9% of gross gaming revenue. To qualify the petition, would require the gathering of 72,352 signatures of registered voters statewide by November 13, 2012. If the signatures are gathered, the petition will be presented to the 2013 Nevada Legislature. If it is not passed by lawmakers, it will go on the election ballot in 2014. If approved by either, the increased tax would be effective in January 2015.

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

Approximately 1,700 of our 4,300 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. The collective bargaining agreements representing our culinary employees at the Stratosphere and our operating engineers and entertainment stagehands at the Aquarius all expire in 2012.

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

Significant negative industry or economic trends, including reduced estimates of future revenues and cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2011, 2010 and 2009, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our results of operations.

For example, for the years ended December 31, 2011, 2010 and 2009, we recorded $290,000, $2.0 million and $7.1 million in aggregate non-cash impairment charges to write-down certain portions of our trade name assets to their fair value. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

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

In addition, as part of the recent Restructuring of our loans from GSMC, MTGLQ was issued a 22% indirect interest in us following receipt of necessary gaming approvals. Regulatory approval was obtained on August 20, 2009, and a new limited liability company agreement was executed on the same day reflecting the 22% interest of MTGLQ in our non-voting membership interests. On January 6, 2010, MTGLQ received approval from the Nevada State Gaming Control Board to transfer its 22% interest in Holdings to MLQ Stratosphere, LLC, a direct wholly-owned subsidiary of The Goldman Sachs Group, Inc.

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

As of December 31, 2011, there was no public market for our common equity.

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

We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity. The indenture that governs the 11% Senior Secured Notes restricts our payment of dividends and distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in the “Notes to Consolidated Financial Statements.”

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

The selected historical consolidated financial data as of December 31, 2011, 2010, 2009, 2008 (Successor) and 2007 (Predecessor), the years ended December 31, 2011, 2010 and 2009, the period February 21, 2008 through December 31, 2008 (Successor), the period January 1, 2008 through February 20, 2008 and the year ended December 31, 2007 (Predecessor), each has been derived from our audited consolidated financial statements at those dates and for those periods.

Consolidated Statement of Operation ($ in thousands)

	Successor				Predecessor
				Period from February 21,	Period from January 1, 2008
	Years ended December 31,			2008 through December 31,	through February 20,	Year Ended December 31,
	2011	2010	2009	2008	2008	2007
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Casino	$202,219	$204,958	$215,181	$219,956	$36,539	$265,138
Hotel	63,983	55,900	59,348	69,483	11,683	88,242
Food and beverage	68,362	67,181	73,285	77,230	12,354	91,160
Tower, retail and other	31,981	33,121	33,925	34,179	4,651	40,074
Gross revenues	366,545	361,160	381,739	400,848	65,227	484,614
Less promotional allowances	24,655	24,322	25,689	36,097	5,608	40,406
Net revenues	341,890	336,838	356,050	364,751	59,619	444,208

Costs and expenses:
Casino	66,082	66,318	70,312	72,563	12,379	88,133
Hotel	34,305	33,343	34,143	29,418	4,686	35,501
Food and beverage	51,314	50,478	55,258	52,638	8,422	62,912
Other operating expenses	12,001	13,123	13,253	14,629	2,150	17,450
Selling, general and administrative	111,566	110,249	114,344	118,549	19,443	131,733
Depreciation and amortization	39,056	46,382	41,317	31,288	5,062	36,034
Pre-opening costs	-	307	-	-	-	-
(Gain) loss on disposal of assets	(74)	4,308	752	875	-	8
Management fee - related party	1,070	1,500	1,750	2,578	-	-
Impairment of assets	290	2,000	7,114	11,894	-	-
Total costs and expenses	315,610	328,008	338,243	334,432	52,142	371,771

Income from operations	26,280	8,830	17,807	30,319	7,477	72,437

Other income (expense):
Loss on early extinguishment of debt	(1,378)	-	-	-	(13,580)	-
Interest income	2	15	99	813	322	2,367
Interest expense	(45,168)	(45,592)	(18,328)	(2,601)	(2,564)	(20,574)
Interest expense - related party	-	-	(21,398)	(59,946)	-	-
Total other expense, net	(46,544)	(45,577)	(39,627)	(61,734)	(15,822)	(18,207)

Income (loss) before income taxes	(20,264)	(36,747)	(21,820)	(31,415)	(8,345)	54,230

Provision (benefit) for income taxes(1)	-	-	-	-	(2,920)	15,602
Net income (loss)	$(20,264)	$(36,747)	$(21,820)	$(31,415)	$(5,425)	$38,628

OTHER FINANCIAL DATA:
Capital expenditures	$15,511	$36,110	$14,985	$34,934	$5,265	$22,465

(1)	Since the Acquisition on February 20, 2008, ACEP is a disregarded entity for federal and state tax purposes and all the tax on its income is borne by its members. As a result, ACEP no longer records a provision for taxes on its statement of operations.

Consolidated Balance Sheet ($ in thousands)

	Successor				Predecessor
	As of December 31,
	2011	2010	2009	2008	2007
Cash	$74,201	85,311	$101,092	$30,366	$107,265
Restricted Cash (1)	—	—	—	41,002	—
Total Assets	1,222,029	1,256,403	1,288,959	1,303,310	605,098
Total Debt (2)	344,272	357,813	353,894	1,109,810	257,330
Total Liabilities	376,875	390,985	386,794	1,152,012	308,729
Total Members’ Equity	$845,154	865,418	$902,165	$151,298	$296,369

(1)	Under the Original Term Loans and the Restructured Term Loan, we were required to fund certain reserve accounts that were restricted for capital expenditures, interest, taxes and insurance. Under the indenture for the notes, there are no cash reserve requirements.

(2)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin in”, which are measures of the total amounts wagered by customers. Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; more specifically slot play (including video poker). Approximately 55.2% of our gross revenue in 2011 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2011, with hotel sales representing 17.5% and food and beverage sales representing 18.7%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 50.1% of our expenses during fiscal year 2011, and the amount we spend on marketing, which represented approximately 3.8% of our expenses during fiscal year 2011. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.0 million visitors in 2001 to 38.9 million visitors in 2011. The number of hotel and motel rooms in Las Vegas has increased from 126,610 at the end of 2001 to 150,161 at the end of 2011, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. However during the last two years, hotel occupancy increased from 83.5% for 2010 to 86.9% for 2011, but is still well below the peak of 94.0% from 2007.

Las Vegas saw an increase in tourism in 2011 according to the LVCVA as visitor volume was approximately 38.9 million people in 2011, up 4.3% from approximately 37.3 million in 2010. Along with the increase in visitors, the hotel average daily room rate, or ADR increased by 10.7% in 2011 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2001 and 2011, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.6%. Gaming revenues for 2011 totaled approximately $6.1 billion, a 5.1% increase from 2010. As was the case in 2010, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2011. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.0 million in 2001 to 4.9 million in 2011, representing a compound annual growth rate of -0.3%. Convention attendance increased 8.8% during 2011 compared to 2010 but is down 17.5% from 2008.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,498,278 in 2001 to an estimated 1,934,871 in 2011, a compound annual growth rate of 2.6%. In comparison, the United States population increased at a compound annual growth rate of 0.9% during this period. In 2010, median household income in Clark County was $56,258, compared with the national median household income of $51,914.

From 2010 to 2011, it is estimated that Las Vegas experienced a 0.1% decrease in population, likely the result of the combined economic factors of the local housing crisis, high foreclosure rates and high unemployment. Frozen credit markets, volatile gas prices and high unemployment contributed to a reduction of consumer confidence and spending in Las Vegas.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,334 rooms and its gaming revenue for 2011 was $465 million, down 3.7% from 2010.

Effects of Acquisitions

Our results of operations and balance sheet have been significantly affected as a result of the Acquisition of ACEP by Holdings and Voteco in 2008.

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP owns and operates the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada.

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively Whitehall 2007, funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008. On February 20, 2008, upon consummation of the Acquisition, we issued and sold 100% of our Class B membership interests, or Class B Interests, to Holdings for approximately $200.1 million. Except as otherwise expressly required by law, holders of our Class B Interests have no voting rights. We issued the Class B Interests to Holdings in reliance on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interest in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interest were contributions of capital made to Voteco by each of its three members.

In addition, upon the closing of the Acquisition, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the ACEP Operating Agreement. In connection with the closing of the Acquisition, each of the initial members of Voteco, Holdings and Voteco entered into a Transfer Restriction Agreement. Mssr.’s Rothenberg, Cramer, and Langer subsequently resigned as managers of Voteco. Mr. Rothenberg’s membership interests in Voteco were transferred to Steven Angel, and Mr. Angel became a manager of Voteco on August 20, 2009.

On December 31, 2009, Richard H. Powers and Alan Kava were appointed as managers of Voteco. Mr. Powers subsequently resigned as a manager of Voteco on January 19, 2010. On January 19, 2010, Peter A. Weidman was appointed as a manager of Voteco.

Debt Restructuring

Voteco acquired ACEP on February 20, 2008 for a purchase price of $1.2 billion and, immediately thereafter, ACEP issued all of its non-voting interests to Holdings. GSMC, an affiliate of Whitehall 2007, provided the Original Term Loans to finance the Acquisition.

On June 25, 2009, ACEP and GSMC closed the Restructuring of the Original Term Loans. In connection with the Restructuring, (i) Whitehall 2007 invested $200 million of new capital, $165 million of which was used to repay a portion of the Original Term Loans and $35 million of which was contributed to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC with a principal amount of $350 million evidencing the Restructured Term Loan, (iii) Holdings agreed to issue an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Original Term Loans.

In connection with the Restructuring, we are required to account for the Restructured Term Loan using appropriate guidance for troubled debt restructurings. As a result, we presented our Restructured Term Loan on our balance sheet for June 30, 2009 in the amount of the Liability, which is the sum of $350 million, the principal amount of the Restructured Term Loans, and the minimum scheduled interest payments during the term of the Restructured Term Loan. We have increased our members’ equity by the principal amount of the difference between the Restructured Term Loan and the Liability, less closing costs and expenses paid in connection with the Restructuring. Due to the related party nature of the transaction, the difference was credited directly to member’s equity and had no impact on our statement of operations.

On August 14, 2009, we closed the offering of the old notes. The gross proceeds from the offering after taking into account original issue discount, and certain of GSMC’s out-of-pocket expenses incurred in connection with the repayment, were $311,250,000. The gross proceeds of the offering were used to repay the then existing balance of the Restructured Term Loan. Upon the payment of the gross proceeds from that offering, GSMC forgave the remaining balance of the Restructured Term Loan and the Restructured Term Loan was deemed repaid in its entirety.

Upon the sale of the old notes, the appropriate guidance for troubled debt restructurings no longer applies. As a result, we have increased members’ equity by $215.6 million, which is determined by the difference between the amount of the notes and the Liability, net of any fees paid at closing and the original issue discount, and report interest expense associated with the notes on the statement of operations.

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Income Statement Data:
Revenues:
Casino	$202.2	$205.0	$215.2
Hotel	64.0	55.9	59.3
Food and beverage	68.4	67.1	73.3
Tower, retail and other	32.0	33.1	33.9
Gross revenues	366.6	361.1	381.7
Less promotional allowances	24.7	24.3	25.7
Net revenues	341.9	336.8	356.0

Costs and expenses:
Casino	66.1	66.3	70.3
Hotel	34.3	33.3	34.1
Food and beverage	51.3	50.5	55.3
Other operating expenses	12.0	13.1	13.3
Selling, general and administrative	112.5	116.1	116.8
Pre-opening costs	-	0.3	-
Depreciation and amortization	39.1	46.4	41.3
Impairment of assets	0.3	2.0	7.1
Total costs and expenses	315.6	328.0	338.2
Income from operations	$26.3	$8.8	$17.8

EBITDA Reconciliation:
Net loss	$(20.3)	$(36.7)	$(21.8)
Interest income	-	-	(0.1)
Interest expense	45.2	45.6	39.7
Depreciation and amortization	39.1	46.4	41.3
EBITDA	$64.0	$55.3	$59.1

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that has negatively impacted tourism in Southern Nevada. Las Vegas, however, experienced some positive trends in overall demand in 2011. For the year ended December 31, 2011, the LVCVA reported year-over-year increases in visitor volume, room nights occupied and average daily hotel room rates. While gross gaming revenues have shown monthly year-over-year increases, a significant contributor was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2011 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by high unemployment, declining real estate values and depressed taxable sales. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Consolidated gross revenues increased 1.5% to $366.6 million for the year ended December 31, 2011 from $361.1 million for the year ended December 31, 2010. Consolidated income from operations and EBITDA increased 198.9% and 15.7% to $26.3 million and $64.0 million for the year ended December 31, 2011 compared to $8.8 million and $55.3 million for the year ended December 31, 2010. The increases in our gross revenues, income from operations and EBITDA are due primarily to revenue growth for our hotel division caused by higher average daily room rates and market factors, such as the increased visitation to Las Vegas. Income from operations and EBITDA for the year ended December 31, 2011 were impacted by the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur. Advertising expenses for the year ended December 31, 2011 were $7.4 million compared to $4.9 million for the year ended December 31, 2010. For the year ended December 31, 2011, depreciation and amortization expense, decreased 15.7% to $39.1 million compared to $46.4 million for the year ended December 31, 2010 as many assets became fully depreciated during the first three months of 2011. During the year ended December 31, 2011, EBITDA was negatively impacted by a $1.4 million charge for the early redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash. In addition, during the year ended December 31, 2011, we recognized a non-cash loss on impairment of assets of approximately $290,000. During the year ended December 31, 2010, we recognized non-cash charges of approximately $4.3 million for a loss on the disposal of assets and recorded a $2.0 million loss on impairment of assets. We also expensed approximately $1.1 million for management fees for the year ended December 31, 2011, compared to $1.5 million for the year ended December 31, 2010. As a result, our consolidated net operating margin increased to 7.7% for the year ended December 31, 2011 compared to 2.6% for the year ended December 31, 2010.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.4% to $202.2 million for the year ended December 31, 2011, compared to $205.0 million for the year ended December 31, 2010. Decreased revenues at the two Arizona Charlie’s properties and the Aquarius were partially offset by higher revenues at the Stratosphere. The revenue declines for the two Arizona Charlie’s properties were due to lower slot and table customer counts, intense competition and high levels of promotional activity among the casinos within the Las Vegas locals market and a relatively weak local economy. The revenue decrease at the Aquarius was due largely to a decline in table drop and declines in race and sports book handle and hold. Overall, the revenue decrease was primarily due to a 2.0% decrease in slot coin-in, a 0.4% decrease in table drop and a 0.9 percentage point decrease in table hold. For the year ended December 31, 2011, slot machine revenues were 85.1% of casino revenues and table game revenues were 11.4% of casino revenues, compared to 84.3% and 11.9% of casino revenues, respectively, for the year ended December 31, 2010. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 9.0% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Race and sports book revenues decreased 23.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to an 8.8% decline in handle and a 2.0 percentage point decrease in hold. The decline in race and sports book revenues were partially offset by 17.7% and 21.0% increases in bingo and poker revenues respectively for the year ended December 31, 2011 compared to the year ended December 31, 2010. Bingo revenues increased due to a 1.1 percentage point increase in hold and poker revenues increased due to higher tournament revenues. Casino operating expenses decreased 0.3% to $66.1 million, or 32.7% of casino revenues, for the year ended December 31, 2011, from $66.3 million or 32.3% of casino revenues, for the year ended December 31, 2010. This decrease was primarily due to decreased participation expenses and revenue tax expenses. Participation expense consists of fees paid to game owners for use of their games. These expense declines were partially offset by an increase of approximate $465,000 in repair and maintenance cost for the year ended December 31, 2011 compared to the year ended December 31, 2010. These expenses increased because we spent approximately $468,000 to replace bill validators and monitors on our slot machines. Due to flat labor costs and the increase in repair and maintenance expenses, our casino operating margin decreased to 67.3% for the year ended December 31, 2011 compared to 67.7% for the year ended December 31, 2010.

Hotel

Hotel revenues increased 14.5% to $64.0 million for the year ended December 31, 2011 from $55.9 million for the year ended December 31, 2010. Revenues increased at all properties for the year ended December 31, 2011 compared to the year ended December 31, 2010. Overall occupancy increased to 66.7% for the year ended December 31, 2011 compared to 65.7% for the year ended December 31, 2010, and increased for all properties except the Aquarius. Our overall average daily room rate increased 13.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Our hotel expenses increased 3.0% to $34.3 million for the year ended December 31, 2011, compared to $33.3 million for the Year ended December 31, 2010.   The increase in hotel expenses was due primarily to higher labor costs and expenses related to higher occupancy. Due to the increase in revenues, our Hotel operating margin increased to 46.4% for the year ended December 31, 2011 as compared to 40.4% for the year ended December 31, 2010.

Food and Beverage

Food and beverage revenues increased 1.9% to $68.4 million for the year ended December 31, 2011 compared to $67.1 million for the year ended December 31, 2010.   Average revenue per cover for the year ended December 31, 2011 increased 4.0% compared to the year ended December 31, 2010, while food covers and beverage covers decreased 2.2% and 3.7%, respectively.  Our food and beverage expenses increased 1.6% to $51.3 million for the year ended December 31, 2011 compared to $50.5 million for the year ended December 31, 2010 due primarily to rising product costs. Our food and beverage operating margin increased slightly to 25.0% for the year ended December 31, 2011 as compared to 24.7% for the year ended December 31, 2010.

Tower, Retail and Other

Tower, retail and other revenues decreased 3.3% to $32.0 million for the year ended December 31, 2011 from $33.1 million for the year ended December 31, 2010. Tower revenues increased 5.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The primary reason for the increase in Tower revenues for year ended December 31, 2011 compared to the year ended December 31, 2010 was the introduction of the Sky Jump Las Vegas ride on April 21, 2010. Entertainment revenue declined 49.5% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in revenue was due primarily to the closure of the American Superstars show at the Stratosphere on March 30, 2011 and a reduction in the number of events at the Aquarius. On November 9, 2011 we introduced a new show at the Stratosphere, Frankie Moreno Live at Stratosphere, with three performances per week. Retail revenue decreased 4.4% for the year ended December 31, 2011, compared to the year ended December 31, 2010. Retail revenues declined due to increased tenant vacancies and rent concessions. Other operating income decreased 2.5% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease was primarily due to lower communications and soft drink commission revenues. Other operating expenses decreased 8.4% to $12.0 million for the year ended December 31, 2011, compared to $13.1 million for the year ended December 31, 2010. This decrease was primarily due to a decrease in entertainer fees to American Superstars and outdoor events at the Aquarius.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.2% for the year ended December 31, 2011 compared to 11.9% for the year ended December 31, 2010. Increased room promotional activity due to higher average daily rates was partially offset by decreased food, beverage and show promotions.

Pre-opening Expense

We did not incur any pre-opening costs for the year ended December 31, 2011 compared to $307,000 for the year ended December 31, 2010. Pre-opening costs for the year ended December 31, 2010 were primarily comprised of marketing related expenses, labor costs and supplies for Sky Jump Las Vegas and Ron’s Steakhouse at Arizona Charlie’s Decatur. Pre-opening expenses associated with Sky Jump Las Vegas and Ron’s Steakhouse were approximately $283,000 and $24,000 respectively. Sky Jump Las Vegas opened to the public on April 21, 2010 and Ron’s Steakhouse opened to the public on December 17, 2010.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 3.1% to $112.5 million, or 30.7% of gross revenues, for the year ended December 31, 2011, compared to $116.1 million, or 32.2% of gross revenues, for the year ended December 31, 2010. This decrease was primarily due to a small gain on disposal of assets compared to a loss of $4.3 million in 2010 and lower utilities, asset management fees and property tax expenses. For the year ended December 31, 2010, loss on disposal of assets was primarily the result of the hotel renovation at the Stratosphere. These improvements were partially offset by increases in labor costs and advertising expenses. During the year ended December 31, 2011, we spent $7.4 million on advertising compared to $4.9 million during the year ended December 31, 2010. The majority of the increase in advertising was related to the Stratosphere’s Elevate Your Expectations campaign.

Impairment of Assets

We account for indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. During the three months ended December 31, 2011, due to continued levels of high unemployment and reduced customer spending we revised our Arizona Charlie’s Boulder revenue forecasts. As of November 1, 2011 we performed an impairment test which resulted in the non-cash write-down of the Arizona Charlie’s Boulder trade names by $290,000. During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010 we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

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

Interest Expense

Interest expense decreased 0.9% to $45.2 million for the year ended December 31, 2011, compared to $45.6 million for the year ended December 31, 2010. The decrease was due primarily to the redemption of 5% of our 11% Senior Secured Notes on May 31, 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that negatively impacted tourism in Southern Nevada. Las Vegas, however, has experienced some positive trends in overall demand in 2010. For the year ended December 31, 2010, the LVCVA reported year-over-year increases in visitor volume, room nights occupied and daily auto traffic-all major highways. While gross gaming revenues have shown monthly year-over-year increases, the increases are primarily from baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. In addition, airline capacity and passenger counts through McCarran International Airport decreased and hotel room inventories have increased by 5.0% year-over-year resulting in lower occupancies throughout Las Vegas. Unlike Las Vegas, Laughlin, NV continued to experience declining demand and revenues in 2010 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by increasing unemployment, declining real estate values and depressed taxable sales. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Consolidated gross revenues decreased 5.4% to $361.1 million for the year ended December 31, 2010 from $381.7 million for the year ended December 31, 2009. Consolidated income from operations and EBITDA decreased 50.6% and 6.4% to $8.8 million and $55.3 million for the year ended December 31, 2010 compared to $17.8 million and $59.1 million for the year ended December 31, 2009. The decrease in our gross revenues, operating income and EBITDA were due primarily to the general economic slowdown and market factors discussed previously. For the year ended December 31, 2010, depreciation and amortization expense, increased 12.3% to $46.4 million compared to $41.3 million for the year ended December 31, 2009. In addition, during the year ended December 31, 2010, we recognized non-cash charges of approximately $4.3 million for a loss on the disposal of assets and recorded a $2.0 million loss on impairment of assets, compared to $0.8 million and $7.1 million, respectively, for the year ended December 31, 2009. We also expensed approximately $1.5 million for management fees for the year ended December 31, 2010, compared to $1.8 million for the year ended December 31, 2009. As a result, our consolidated net operating margin decreased to 2.6% for the year ended December 31, 2010 compared to 5.0% for the year ended December 31, 2009.

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

Hotel

Hotel revenues decreased 5.7% to $55.9 million for the year ended December 31, 2010 from $59.3 million for the year ended December 31, 2009. The decrease in revenues is the result of a decrease in room occupancy to 65.7% for the year ended December 31, 2010 compared to 66.9% for the year ended December 31, 2009 and a 3.2% decrease in average daily room rate for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in both occupancy and average daily room rate at our Las Vegas properties was primarily a result of sharp decreases in rates across our markets and an increase in Las Vegas citywide room inventories. In addition, Stratosphere began a room renovation in July 2010. After adjusting for the rooms that were out of order, overall occupancy increases to 68.8% for the year ended December 31, 2010. Due to increased marketing and direct mail efforts comp room sales increased 17.1% and our cash room sales decreased 7.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our hotel expenses were $33.3 million for the year ended December 31, 2010, compared to $34.1 million for the Year ended December 31, 2009. The decline in hotel expenses was due primarily to reduced labor costs and lower repair and maintenance expenses. Due to the decline in revenues, our Hotel operating margin decreased to 40.4% for the year ended December 31, 2010 as compared to 42.5% for the year ended December 31, 2009.

Food and Beverage

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

During the year ended December 31, 2011, our Net Cash Provided by Operating Activities was approximately $21.0 million, an increase of 9.9%, compared to $19.1 million for the year ended December 31, 2010. Cash flows used in investing activities were $12.7 million for the year ended December 31, 2011, and consisted primarily of $14.1 million of capital expenditures.

During the year ended December 31, 2011, our total capital expenditures were $15.5 million (including approximately $1.4 million in non-cash items), of which approximately $4.2 million was spent on slot machine replacements and conversions, $1.1 million on hotel room renovations and upgrades, $1.8 million was spent on a replacement fire safety system for the Stratosphere, $2.6 million for renovations of our food and beverage venues and public areas and $5.8 million on our facilities, operations and information technology. During the year ended December 31, 2010, our total capital expenditures were $36.1 million (including approximately $1.9 million in non-cash items), of which approximately $3.7 million was spent on slot machine replacements and conversions, $17.2 million on hotel room renovations and upgrades, $1.8 million was spent on the Sky Jump Las Vegas ride, $6.0 million for renovations of our food and beverage venues and public areas and $7.4 million on our facilities, operations and information technology.

Our primary cash requirements for 2012 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures of approximately $18.1 million, which will be evaluated throughout the year.

Our 2012 capital expenditure budget includes approximately $5.9 million for slot machines and conversions. In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

In addition to our capital expenditures, we will pay interest on our notes semi-annually, every June 15 and December 15 until maturity.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 31, 2011, the Issuers elected to redeem five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, our interest payments decreased to approximately $19.6 million every June 15 and December 15.

At December 31, 2011, we had unrestricted cash and cash equivalents of $74.2 million. We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A.

Effect of Restructured Term Loan

The Restructured Term Loan contained a number of important restrictions, including restrictions on the incurrence of debt, restrictions on our business activities, financial maintenance covenants, restrictions on asset sales and restrictions on paying dividends. The Restructured Term Loan also contained a strict cash management and reserve system. We were required at closing of the Restructured Term Loan to fund approximately $26.9 million into a capital expenditure and FF&E reserve accounts that can only be used to make payments in respect of capital expenditures at the properties, and approximately $26.9 million into an equity reserve that can be used for general corporate purposes. In addition, we were required to fund and maintain reserves in respect of FF&E and excess cash on an ongoing basis. We were also required to apply certain excess cash flow to the amortization of the Restructured Term Loan on a quarterly basis.

Effect of the Old Notes Offering and the Exchange Offer

The indenture governing the notes contains a number of restrictions similar to the restrictions contained in the Restructured Term Loan, including restrictions on the incurrence of debt and restrictions on paying dividends, but is generally more favorable to us and provides us with significantly more operational flexibility. For example, the indenture does not require us to fund or maintain any reserves or adhere to any strict cash management system. Upon the repayment of the Restructured Term Loan with the proceeds of the offering of the old notes, all reserves maintained under the Restructured Term Loan were released and became available to us for general corporate purposes. Under the terms of the notes, any modification or waiver (including any waiver of a default) would typically require an amendment to the terms of the indenture and the consent of the requisite percentage of holders of the notes thereto.

The notes are governed by the same indenture as the old notes, and, as a result, the exchange offer does not have an incremental effect on our operational flexibility.

We currently do not have a revolving credit facility. Under the indenture for the notes, if we are able to meet a certain leverage ratio, we may enter into and incur up to $20.0 million in indebtedness under a credit facility, which would share equally and ratably in the collateral securing the notes. There can be no assurance that we will be able to meet this leverage ratio at any time during the term of the notes. Even if we are able to meet this leverage ratio, there can be no assurance that we will be able to obtain a credit facility. As a result, we expect our primary source of cash to come from the operation of our properties.

Our primary cash requirements for 2012 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) regular maintenance and other capital expenditures of approximately $18.1 million, which will be evaluated throughout the year, and (iv) payments for design and development costs of future projects.

We believe that our cash flows from operations, restricted cash, and existing cash balances will be adequate to satisfy our anticipated uses of capital during the next twelve months. However, our forecasts of operations and estimates of our reasonably anticipated liquidity needs may change and further deterioration in the Las Vegas, Laughlin and U.S. economies, or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources. Additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us.

The table below sets forth our contractual obligations as of December 31, 2011 by maturity date with “long term debt” and “interest on long term debt” presented on an as adjusted basis for the notes.

		Payments due by Period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)

Debt[1]	$356,250	$-	$356,250	$-	$-
Interest on debt	96,336	39,188	57,148	-	-
Capital leases, including interest[2]	8,286	417	886	170	6,813
Operating leases	152	52	83	17	-
Other Contractual Obligations	5,053	4,582	471	-	-
Total	$466,077	$44,239	$414,838	$187	$6,813

(1)	Does not reflect unamortized discount of $13,897.

(2)	Contractual obligations for capital leases include amounts due under a 99-year lease for storage space located at the Arizona Charlie’s Decatur property. We are currently making monthly payments for the storage space of approximately $7,600.

Off-Balance Sheet Liabilities

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

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and player loyalty plan, and our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

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

See Results of Operations above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2011, 2010 and 2009. The majority of the impairment charges recorded for the years ended December 31, 2011, 2010 and 2009 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

In September 2011, FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amends prior guidance to allow an entity to first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Adoption of this guidance did not have a material impact on our financial statements.

In September 2011, FASB issued Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. This guidance is to require expanded disclosures for entities participating in multiemployer plans. The enhanced disclosures are designed to assist financial statement users in assessing the potential impact of an entity’s participation in multiemployer plans on future cash flow. This guidance is effective for reporting periods ending after December 15, 2011. We have included the expanded disclosures in Note 10. This guidance does not change the accounting for an employer’s participation in a multiemployer plan.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair value of the 11% Senior Secured Notes was approximately $359.8 million as of December 31, 2011.

The Goldman Term Loans would have matured on March 11, 2010 with two one-year extension options. Interest was due and payable monthly at a blended annual interest rate of LIBOR plus 3.00% during the initial term and LIBOR plus 3.25% during any extension term. In connection with the Goldman Term Loans, an interest rate cap agreement was purchased to cap LIBOR at 4.75%. The Goldman Term Loans were collateralized by substantially all fee and leasehold real property comprising the Stratosphere, the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. The Goldman Term Loans were satisfied by the restructuring related to the 2014 Term Loans. Under the terms of the Goldman Term Loans we were required to maintain a capital expenditure reserve, furniture, fixtures and equipment reserve, a deferred maintenance reserve, an environmental reserve and an interest reserve. In addition, the Goldman Term Loans contained important affirmative and negative financial covenants which restricted our ability to conduct our gaming operations or pursue development opportunities if desired. Certain of our assets, including the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, and the Aquarius Casino Resort, secured the Goldman Term Loans. For the year ended December 31, 2011, we incurred approximately $45.2 million in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Reno, Nevada

March 22, 2012

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2011	December 31, 2010

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$74,201	$85,311
Investments-restricted	211	1,171
Accounts receivable, net	4,280	3,290
Accounts receivable, net - related party	196	93
Other current assets	11,462	9,935
Total Current Assets	90,350	99,800
Property and equipment, net	1,111,787	1,133,848
Debt issuance costs, net	2,055	2,866
Intangible and other assets	17,837	19,889
Total Assets	$1,222,029	$1,256,403

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,730	$4,828
Accrued expenses	16,429	17,870
Accounts payable and accrued expenses - related party	13	12
Accrued payroll and related expenses	11,431	10,462
Current portion of capital lease obligations	289	276
Total Current Liabilities	32,892	33,448

Long-Term Liabilities:
Long-term debt, net of unamortized discount	342,353	355,618
Capital lease obligations, less current portion	1,630	1,919
Total Long-Term Liabilities	343,983	357,537

Total Liabilities	376,875	390,985

Commitments and Contingencies

Members' Equity:
Members' Equity	845,154	865,418
Total Members' Equity	845,154	865,418
Total Liabilities and Members' Equity	$1,222,029	$1,256,403

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
Casino	$202,219	$204,958	$215,181
Hotel	63,983	55,900	59,348
Food and beverage	68,362	67,181	73,285
Tower, retail and other	31,981	33,121	33,925
Gross revenues	366,545	361,160	381,739
Less promotional allowances	24,655	24,322	25,689
Net revenues	341,890	336,838	356,050

Costs And Expenses:
Casino	66,082	66,318	70,312
Hotel	34,305	33,343	34,143
Food and beverage	51,314	50,478	55,258
Other operating expenses	12,001	13,123	13,253
Selling, general and administrative	111,566	110,249	114,344
Depreciation and amortization	39,056	46,382	41,317
Pre-opening costs	-	307	-
(Gain) loss on disposal of assets	(74)	4,308	752
Management fee - related party	1,070	1,500	1,750
Impairment of assets	290	2,000	7,114
Total costs and expenses	315,610	328,008	338,243

Income From Operations	26,280	8,830	17,807

Other Income (Expense):
Loss on debt redemption	(1,378)	-	-
Interest income	2	15	99
Interest expense	(45,168)	(45,592)	(18,328)
Interest expense - related party	-	-	(21,398)
Total other expense, net	(46,544)	(45,577)	(39,627)

Net Loss	$(20,264)	$(36,747)	$(21,820)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(20,264)	$(36,747)	$(21,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,056	46,382	41,317
Amortization of debt issuance and debt discount costs	5,293	4,837	5,464
Loss on debt redemption	1,378	-	-
(Gain) loss on disposal of assets	(74)	4,308	752
Impairment of assets	290	2,000	7,114
Changes in operating assets and liabilities:
Restricted cash	-	-	2,598
Accounts receivable, net	(990)	(40)	591
Other assets	(1,585)	425	2,124
Accounts payable and accrued expenses	(1,993)	(1,802)	(7,564)
Related party activity, net	(102)	(281)	(1,305)
Net Cash Provided By Operating Activities	21,009	19,082	29,271

Cash Flows from Investing Activities:
Decrease in restricted cash	-	-	38,404
Decrease in investments – restricted	960	686	-
Acquisition of property and equipment	(14,088)	(34,248)	(12,376)
Increase in intangible assets	-	(645)	-
Proceeds from sale of property and equipment	410	188	299
Net Cash Provided By (Used In) Investing Activities	(12,718)	(34,019)	26,327

Cash Flows from Financing Activities:
Debt issuance costs	-	(581)	(3,117)
Payments on notes payable	(19,125)	-	-
Payments on notes payable - related party	-	-	(327,713)
Equity contribution	-	-	35,000
Proceeds from notes payable	-	-	311,250
Payments on capital lease obligation	(276)	(263)	(292)
Net Cash Provided By (Used In) Financing Activities	(19,401)	(844)	15,128

Net increase (decrease) in cash and cash equivalents	(11,110)	(15,781)	70,726
Cash and cash equivalents - beginning of period	85,311	101,092	30,366
Cash and Cash Equivalents - end of period	$74,201	$85,311	$101,092

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$39,953	$40,751	$13,838
Cash paid during the period for interest, net of amounts capitalized - related party	$-	$-	$27,192

Supplemental Disclosures of Non-Cash Items:
Accrued intangible assets	$-	$400	$-
Accrued capital expenditures	$1,423	$1,862	$1,669
Non-cash acquisition of property and equipment	$-	$-	$940
Non-cash equity contribution related to troubled debt restructure and gain on debt extinguishment	$-	$-	$737,687

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

  CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(in thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2008	-	151,298	151,298
Equity contribution	-	35,000	35,000
Gain on debt restructure	-	522,098	522,098
Gain on debt extinguishment	-	215,589	215,589
Net Loss	-	(21,820)	(21,820)
Balances at December 31, 2009	-	902,165	902,165
Net Loss	-	(36,747)	(36,747)
Balances at December 31, 2010	-	865,418	865,418
Net Loss	-	(20,264)	(20,264)
Balances at December 31, 2011	$-	$845,154	$845,154

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARs ENDED DECEMBER 31, 2011, 2010 and 2009

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

On April 22, 2007, American Entertainment Properties Corp., or AEP, our former direct parent, entered into a Membership Interest Purchase Agreement, or the Agreement, with W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, collectively Whitehall 2007, funds affiliated with Goldman, Sachs & Co., to sell all of our issued and outstanding membership interests to Holdings, for approximately $1.3 billion. Pursuant to the Assignment and Assumption Agreement, dated December 4, 2007, between Holdings and W2007/ACEP Managers Voteco, LLC, or Voteco, Holdings assigned all of its rights, obligations and interests under the Agreement to Voteco. The acquisition, or the Acquisition, closed at a purchase price of $1.2 billion on February 20, 2008.

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

On February 20, 2008, in connection with the closing of the Acquisition, each member of Voteco, Holdings and Voteco entered into a Transfer Restriction Agreement. The Transfer Restriction Agreement provides, among other things, that:

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

On June 25, 2009, ACEP and GSMC closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall 2007 invested $200 million of new capital, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP, (ii) ACEP and certain of its wholly-owned indirect subsidiaries entered into a new loan agreement with GSMC evidencing a five-year term loan with an aggregate principal amount of $350 million, or the 2014 Term Loans, (iii) Holdings agreed to issue to an affiliate of GSMC a 22% interest in Holdings upon receipt of necessary gaming approvals and (iv) GSMC agreed to terminate the Goldman Term Loans.

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

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Food and Beverage	$7,406	$7,394	$7,954
Rooms	28	28	41
Other	25	17	20
Total	$7,459	$7,439	$8,015

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

Accounts Receivable

Receivables consist primarily of gaming, hotel and other receivables, net of allowance for doubtful accounts. Receivables are non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance is maintained to reduce the Company’s receivables to their expected net realizable value. The allowance is estimated based on specific reviews of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2011, 2010 and 2009, we capitalized interest of $326,000, $652,000 and $188,000, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2011, 2010 and 2009, amortization of debt issue costs totaled $5.3 million, $4.8 million and $5.5 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

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

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $11.9 million, $9.5 million and $9.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are not a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements. Earnings and losses are included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. The Company had no uncertain tax positions at December 31, 2011 and 2010.

Holdings’ members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $40.1 million, $35.0 million and $26.6 million at December 31, 2011, 2010 and 2009, respectively. Holdings files tax returns in the United States and is subject to income tax examinations for the years beginning with 2008.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and player loyalty plan, and our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

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

In September 2011, FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amends prior guidance to allow an entity to first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Adoption of this guidance did not have a material impact on our financial statements.

In September 2011, FASB issued Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. This guidance is to require expanded disclosures for entities participating in multiemployer plans. The enhanced disclosures are designed to assist financial statement users in assessing the potential impact of an entity’s participation in multiemployer plans on future cash flow. This guidance is effective for reporting periods ending after December 15, 2011. We have included the expanded disclosures in Note 10. This guidance does not change the accounting for an employer’s participation in a multiemployer plan.

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2011	2010
	(in thousands)
Hotel and related	$1,987	$1,771
Gaming	656	496
Other	1,775	1,193
	4,418	3,460
Less allowance for doubtful accounts	(138)	(170)
	$4,280	$3,290

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 as follows:

	Years ended December 31,
	2011	2010	2009
		(in thousands)
Balance at beginning of period	$170	$266	$957
Bad debt expense	114	41	314
Deductions and write-offs	(146)	(137)	(1,005)
Balance at end of period	$138	$170	$266

Note 3.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2011	2010
	(in thousands)
Inventories	$2,215	$2,290
Prepaid expenses	7,957	7,285
Other	1,290	360
	$11,462	$9,935

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land and improvements	$724,053	$723,799
Buildings and improvements	397,617	392,955
Furniture, fixtures and equipment	122,792	118,846
Construction in progress	5,800	4,055
	1,250,262	1,239,655
Less accumulated depreciation and amortization	(138,475)	(105,807)
	$1,111,787	$1,133,848

Assets recorded under capital leases were approximately $3.0 million at both December 31, 2011 and 2010. Such assets include buildings of approximately $541,000 and equipment of approximately $2.4 million at both December 31, 2011 and 2010, respectively. Accumulated depreciation and amortization at December 31, 2011 and 2010 includes amounts recorded for capital leases of $1,462,000 and $1,017,000, respectively.

Note 5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued interest	$1,633	$1,719
Accrued liabilities	5,974	6,852
Accrued taxes	2,278	2,194
Accrued gaming liabilities	3,586	3,924
Other	2,958	3,181
	$16,429	$17,870

Note 6.	Leases

For the years ended December 31, 2011, 2010 and 2009, we recorded rental revenue of $4.9 million, $5.0 million and $6.3 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2011 are as follows:

Years ending December 31,	(in thousands)
2012	$2,460
2013	1,161
2014	991
2015	979
2016	467
Thereafter	-
Total	$6,058

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2011, 2010 and 2009 of $105,000, $204,000 and $224,000, respectively.

Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2011:

Years ending December 31,	(in thousands)
2012	$52
2013	44
2014	39
2015	17
2016	-
Thereafter	-
Total	$152

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2011:

Years ending December 31,	(in thousands)
2012	417
2013	417
2014	469
2015	85
2016	85
Thereafter	6,813
Total minimum lease payments	8,286
Less: amount representing interest ranging from 5% to 13.65%	6,367
Present value of net minimum lease payments	1,919
Less: current portion	289
Long-term capital lease obligation	$1,630

Note 7.	Debt

  Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$356,250	$375,000
Unamortized discount	(13,897)	(19,382)
Capital lease obligations	1,919	2,195
Total long-term debt and capital lease obligations	344,272	357,813
Current portion of capital lease obligations	289	276
Total long-term debt and capital lease obligations, net	$343,983	$357,537

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the 11% Senior Secured Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $359.8 million as of December 31, 2011.

On or after June 15, 2012, we may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, we may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date. We may, not more than once in the 12-month period ending on June 15, 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date.

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

2014 Term Loans

On June 25, 2009, we closed the restructuring of the Goldman Term Loans. In connection with the restructuring, (i) Whitehall 2007 invested $200 million, $165 million of which was paid to Holdings and used to repay a portion of the Goldman Term Loans and $35 million of which was contributed in cash to ACEP; (ii) Holdings agreed to issue a 22% membership interest in Holdings to an affiliate of GSMC, upon receipt of necessary gaming approvals; (iii) ACEP and certain of its wholly-owned indirect subsidiaries entered into the 2014 Term Loans with GSMC evidencing a loan with an aggregate principal amount of $350 million; and (iv) GSMC agreed to terminate the Goldman Term Loans.

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

Note 8. Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 7. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million for the year ended December 31, 2009. We paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans. For the year ended December 31, 2010, we incurred expenses of approximately $35,000 for reimbursed project expenses.

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

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall 2007. Whitehall 2007 is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during the year ended December 31, 2009. We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009. CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail, entertainment and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009. CRI owed us $184,000 as of December 31, 2009, which was fully reserved on the consolidated balance sheets. The amount was written off during 2010.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.1 million for the year ended December 31, 2011 compared to $1.5 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, we did not provide any IT consulting services to Highgate, compared to approximately $4,000 for the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, we owed Highgate $0. As of December 31, 2011 and December 31, 2010, Highgate owed us approximately $0 and $4,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $198,000 for the year ended December 31, 2011 compared to $314,000 and $518,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, we owed TTL approximately $11,000 and $10,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers. We expensed fees of approximately $391,000 for the year ended December 31, 2011 compared to $426,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general & administrative expenses of approximately $590,000 for the year ended December 31, 2011 compared to approximately $280,000 for the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, we owed Archon $0. As of December 31, 2011 and December 31, 2010, Archon owed us approximately $196,000 and $89,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $44,000 for the year ended December 31, 2011 compared to $37,000 and $36,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, we owed Nor1 $2,000 and $2,000, respectively.

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

Note 9.	Intangible Assets

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

As of December 31, 2011 and 2010, we had the following intangible assets.

		(in thousands)
		December 31, 2011			December 31, 2010
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(5,711)	$1,739	$7,450	$(4,221)	$3,229
Non-Compete Agreement	38 Months	1,045	(660)	385	1,045	(330)	715
		$8,495	$(6,371)	$2,124	$8,495	$(4,551)	$3,944

Non-amortizing intangible assets:
Trade Names				$15,507			$15,797
				$17,631			$19,741

We perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. During the three months ended December 31, 2011, due to continued levels of high unemployment and reduced customer spending we revised our Arizona Charlie’s Boulder revenue forecasts. As of November 1, 2011 we performed an impairment test which resulted in the non-cash write-down of the Arizona Charlie’s Boulder trade names of $290,000. During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010, we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade names of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. The fair value of the trade names was determined using the relief-from-royalty method.

We completed our 2009 annual impairment test of indefinite-lived intangible assets. As a result of this analysis, we recognized a non-cash impairment charge of approximately $7.1 million related to trade names in the fourth quarter of 2009. The primary reason for this impairment charge relates to the ongoing recession, which caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Amortization expense relating to finite lived intangible assets was $1.8 million, $1.8 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future amortization expense is expected to be approximately $1.8 million in 2012 and $0.3 million in 2013.

Note 10.	Employee Benefit Plans

As of December 31, 2011 approximately 40% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.7 million, $8.8 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects:

a) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

b) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers;

c) If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status[1]		FIR/RP Status Pending/	Surcharge	Expiration Date of Collective- Bargaining
Multiemployer Pension Plan	EIN/Plan Number	2010	2009	Implemented[1]	Imposed	Agreement

Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Yellow[2]	No	No	3/31/2012 and 10/14/2014
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Yellow[2]	No	No	5/31/2012

1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.
2)	Both plans were separately certified as endangered (yellow), however in accordance with the provisions of the Worker, Retiree, and Employer Recovery Act of 2008, both plans separately elected to temporarily freeze the plan's status to be the same as the 2008 status. As a result, both plans elected to be treated as neither endangered or critical for the 2009 plan year and as such were not required to develop a funding improvement plan.

For the years ended December 31, 2011, 2010 and 2009, our contributions to multiemployer pension plans were as follows:

	Contributions (in thousands)
Multiemployer Pension Plan	2011	2010	2009
Central Pension Fund of the IUOE and Participating Employers	$612	$566	$579
Southern Nevada Culinary and Bartenders Pension Plan	1,245	1,138	1,195
All Other Pension Plans	101	55	60
	$1,958	$1,759	$1,834

For the 2010 plan year, the latest period for which plan data is available, contributions by the Company were less than 5% of total contributions for all multiemployer pension plans the Company contributes to.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the Company suspended the 401(k) match program. The Company recorded $0, $0 and $0.2 million, for matching contributions for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 11.	Commitments & Contingencies

Legal Proceedings

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Sales and use tax on complimentary meals

In March 2008, the Nevada Supreme Court ruled, in a case, Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Company paid use tax on these items through February 2008 and has filed for refunds for the periods from February 2005 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and as such has not accrued or paid any sales or use tax for those periods. In January 2012, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.

Note 12.	Selected Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$86,415	$87,484	$86,672	$81,319	$341,890
Income (loss) from operations	5,352	10,032	6,832	4,064	26,280
Net loss	(6,234)	(2,769)	(4,229)	(7,032)	(20,264)

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$87,773	$86,529	$83,566	$78,970	$336,838
Income (loss) from operations	8,610	3,772	2,508	(6,060)	8,830
Net loss	(2,692)	(7,695)	(8,877)	(17,483)	(36,747)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance

Identification of Directors and Officers

The following table sets forth certain information as of March 22, 2012 concerning our directors, executive officers and key employees:

Name	Age	Position
Alan Kava	46	Board Member
Peter Weidman	38	Board Member
Frank V. Riolo	60	Chief Executive Officer and Board Member
Edward W. Martin III	47	Chief Financial Officer, Treasurer and Board Member

Name	Age	Position
Phyllis A. Gilland	53	Vice President, General Counsel and Secretary
Ronald P. Lurie	70	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul Hobson	45	Vice President, General Manager— Stratosphere Casino Hotel & Tower
Sean Hammond	44	General Manager — Aquarius Casino Resort
Mark Majetich	61	Senior Vice President, General Manager — Arizona Charlie’s Boulder

Alan Kava has served as a director since December 31, 2009. Mr. Kava is a member of the audit committee and compensation committee. He is a Managing Director and Partner of Goldman, Sachs & Co. where he is co-head for the Americas of the Real Estate Principal Investment Area. He is a member of the Investment Committees of The Whitehall Street Real Estate Funds, Goldman Sachs Real Estate Mezzanine Partners and the Caribbean Property Fund. Mr. Kava is a member of the Northeast Board of Directors for the Diabetes Research Institute and a director of Hilton Corporation. Prior to joining Goldman, Sachs & Co., Mr. Kava was an associate attorney in the corporate and real estate departments of Simpson Thacher & Bartlett from 1990-1997.

Peter A. Weidman became a director on January 19, 2010. Mr. Weidman has been a managing director of Goldman, Sachs & Co. since 2007, where he works in the Real Estate Principal Investment Area. Prior to joining Goldman, Sachs & Co. in 1999, Peter worked as an analyst in the Real Estate Investment Banking Group at Salomon Brothers and then at Averstar Capital Partners, a real estate development and private equity firm in New York.

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

Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc. In that capacity, he was actively involved in acquisitions, real estate planning and development, new business development in the United States and internationally. He was a member of the Station Casinos development team that created the master plans for four casino hotel projects. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC, where he worked actively with the principals and operating departments to reposition the Silverton Casino Hotel into one of Las Vegas’ first casino resorts identified with a “life-style” brand. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. As Chief Financial Officer of Maloof Companies, he was responsible for all financial areas of the organization, which included the beverage distribution, hotel, casino and professional sports industries. He worked with the principals and executed multiple debt, equity, real estate and derivative transactions that allowed the company to divest of non-strategic assets and build an organization that now includes such well-known assets as The Palms Casino Resort in Las Vegas, Sacramento Kings NBA franchise and the 17,000 seat Arco Arena in Sacramento, CA.

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

Paul Hobson has served as General Manager of Stratosphere Casino, Hotel & Tower since January 2011. He also served as the General Manager of Aquarius Casino Resort from December 2008 to December 2010. From 1998 to 2008, he was a member of Primm Valley Casino Resorts executive team; most recently as Senior Vice President of Operations in Primm, Nevada. During his tenure there, his areas of responsibility expanded while in the employment of the Primadonna Co., LLC, MGM MIRAGE and Herbst Gaming. His responsibilities included strategic planning and oversight of three fully appointed casino resorts, two championship golf courses and other areas of the resort complex. Mr. Hobson brings more than 20 years of gaming and hospitality experience, and has also held financial management positions with both Caesars Palace in Las Vegas, Nevada and Caesars Tahoe in South Lake Tahoe, Nevada.

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

Sean Hammond has served as General Manager of the Aquarius Casino Resort since January 2011. From August 2009 to January 2011, he held the position of Vice President of Marketing and Player Development. Mr. Hammond joined the Aquarius in May of 2006 when he was hired as Vice President of Player Development. Prior to his employment at the Aquarius, he worked at the Tropicana Express (formerly Ramada Express) in Laughlin, Nevada from February 1990 through May of 2006 as Director of Player Development & Casino Events.

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

Audit Committee

On September 30, 2008, our Board of Directors had established an audit committee initially consisting of Mr. Rothenberg, Mr. Cramer and Mr. Langer through December 31, 2008. Mr. Rothenberg resigned from our Board on March 9, 2009. On March 19, 2009, Mr. Angel became a director and was appointed to the audit committee. Mr. Cramer resigned from our Board on September 11, 2009. Mr. Langer resigned from our Board on December 31, 2009. On December 31, 2009, Mr. Kava became a director and was appointed to the audit committee. On January 19, 2010, Mr. Weidman became a director and was appointed to the audit committee. Mr. Angel resigned from our Board of June 11, 2010.

Our Board of Directors did not have an “audit committee financial expert”, within the meaning of Item 407(d)(5) of Regulation S-K, serving on the audit committee. The Board believed that each member of the audit committee was financially literate and possessed sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee, to be fully capable of discharging his duties as a member of the audit committee. However, none of the members of the audit committee had a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements”.

If the audit committee determined that it requires additional financial expertise, it would have either engaged professional advisers or sought to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2011 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2011 audited financial statements be included in this annual report on Form 10-K.

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

This report is provided by the following directors, who constitute the compensation committee:

Alan Kava

Peter Weidman

Compensation Committee Interlocks and Insider Participation

During our 2011 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

Individual Performance Measurement

Our board of directors sets performance goals for our executive officers, including operational, growth and leadership goals for the organizations they manage. At the end of each year, the board of directors, with input from our chief executive officer, assess each executive’s performance against his or her pre-established goals. The board of directors uses this assessment to inform its discretion in determining the individual component of the cash bonus. This performance appraisal process is largely subjective, with much discretion exercised by our board of directors and performance review by our chief executive officer. There is no specific weight given to any one individual goal or performance criterion. The assessment is based on our board of directors’ and chief executive officer’s determinations regarding how well the executive performed his or her job, and such assessment is qualitative, not quantitative, in nature. For example, when determining how well each of the executive’s grew his or her organization, they placed more importance on the quality of the new hires than on the number or percentage of people hired. The performance appraisal process is the same for each of our executive officers.

Base Salary

We view executive officer base salaries as a tool that provides executives with a reasonable base level of monthly income relative to the jobs they are doing and market-competitive salaries. The compensation committee participates in deliberations with respect to base salary, and then makes recommendations to the board of directors for the compensation of the chief executive officer, chief financial officer and other executive officers as it may determine. The entire board of directors then sets final salaries for the chief executive officer and the chief financial officer. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives.

Bonus

Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. Although we intend for performance-based incentives and rewards to be substantial when warranted, these incentives are secondary to career growth, work environment and engaging work opportunities. We seek to develop a highly-motivated and collaborative workforce that pursues achievements for the sake of progress and innovation before individual gain. When ACEP as a whole, as well as individual executive officers, achieve our goals, we ensure that appropriately significant economic rewards follow.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program. The Company recorded $0, $0 and $0.2 million, for matching contributions for the years ended December 31, 2011, 2010 and 2009, respectively.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2011, 2010 and 2009, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

ANNUAL COMPENSATION (1)

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	All Other Compensation ($) (3)	Total
Frank V. Riolo (PEO)	2011	600,000	300,000	7,525	907,525
Chief Executive Officer	2010	600,000	300,000	5,817	905,817
	2009	623,077	300,000	7,589	930,666

Edward W. Martin III (PFO)	2011	400,000	200,000	13,643	613,643
Chief Financial Officer & Treasurer	2010	400,000	200,000	13,194	613,194
	2009	323,077	200,000	13,970	537,047

Thomas Moore	2011	400,000	75,000	18,852	493,852
President, Stratosphere Development	2010	393,846	40,000	170,292	604,138

Paul Hobson	2011	273,558	50,000	8,372	331,930
Vice President & General Manager,	2010	235,577	100,000	10,085	345,662
Stratosphere Casino Hotel & Tower	2009	178,365	150,000	9,083	337,448
	2008	-	-	-	-
Ronald Lurie	2011	249,998	27,500	5,824	283,322
Executive Vice President &	2010	249,998	32,500	9,164	291,662
General Manager, Arizona Charlie's Decatur	2009	259,614	25,000	13,253	297,867

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.
(2)	For the year 2011, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 1, 2012, related to 2011. The amounts were paid in 2012. For the year 2010, represents amounts approved by the Board, upon recommendation of the compensation committee, on December 22, 2010, related to 2010. The amounts were paid in 2011. For the year 2009, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 2, 2010, related to 2009. The amounts were paid in 2010.
(3)	Includes contributions by ACEP to 401(k) plans, dollar value of insurance premiums and other compensation related to health insurance payments. For 2011 it also includes an auto allowance of $3,932 for Mr. Riolo. For 2010 it also includes auto allowances of $2,815 and $3,000 for Mr. Riolo and Mr. Hobson, respectively and for Mr. Moore a $160,000 consulting fee and $4,524 in health premiums under COBRA. It also includes for 2009 auto allowances of $2,817 and $4,200 for Mr. Riolo and Mr. Hobson, respectively. Contributions to 401(k) plans by ACEP are only applicable for 2009. As of April 5, 2009, the Company suspended the 401(k) match program.

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

Our employment agreement with our General Manager of the Aquarius, Sean Hammond expired March 9, 2012 and the parties have not entered into a new agreement. Mr. Hammond continues to serve as our General Manager of the Aquarius. He receives an annual base salary of $200,000 and is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Hammond is also entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position.

Our employment agreement with our Chief Executive Officer, Frank Riolo expired on April 29, 2011 and the parties have not entered into a new agreement. Mr. Riolo continues to serve as our Chief Executive Officer. He receives an annual base salary of $600,000 and is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Riolo is also entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position.

Our employment agreement with our General Manager of the Stratosphere, Paul Hobson expired March 9, 2012 and the parties have not entered into a new agreement. Mr. Hobson continues to serve as our General Manager of the Stratosphere. He receives an annual base salary of $250,000 and is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Hobson is also entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position.

Our employment agreement with our President of Stratosphere Development, LLC, Thomas I. Moore expired March 9, 2012 and the parties have not entered into a new agreement. Mr. Moore continues to serve as our President of Stratosphere Development, LLC. Mr. Moore receives an annual base salary of $400,000 and is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Moore is also entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position.

On September 24, 2008 and September 25, 2008, Edward W. Martin, III, was appointed as our Chief Financial Officer and Treasurer, respectively, as previously reported in our Current Report on Form 8-K, filed with the SEC on October 1, 2008 (SEC File No. 000-52975). Our employment agreement with Mr. Martin expired on October 22, 2011 and the parties have not entered into a new agreement. Mr. Martin continues to serve as our Chief Financial Officer and Treasurer. He receives an annual base salary of $400,000 and is eligible to receive an annual bonus, as may, from time to time, be determined in the sole discretion of our Board. Mr. Martin is also entitled to receive certain healthcare and similar employee welfare benefits comparable to those received by our employees at a similar pay level and/or position.

Compensation of Directors

Alan Kava and Peter Weidman did not receive any compensation for their service as members of our Board in 2011 or 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voteco owns 100% of our issued and outstanding Class A Interest. Holdings owns 100% of our issued and outstanding Class B Interest. The address of Voteco is 200 West Street, New York, NY 10282 and the address of Holdings is 200 West Street, New York, NY 10282.

Messrs. Kava and Weidman own 100% of the membership interests of Voteco. In connection with his resignation from our Board, Mr. Rothenberg also resigned as a manager of Voteco and renounced any voting or management rights he may have as a member of Voteco. Mr. Angel acquired 100% of Mr. Rothenberg’s membership interest in Voteco on August 20, 2009. As a result of the resignation of Mr. Langer as manager of Voteco on December 31, 2009, Messrs. Kava and Powers were appointed as managers of Voteco. Upon Mr. Power’s resignation from the Board on January 19, 2010, Mr. Weidman was appointed as manager of Voteco. As of October 14, 2010, Messrs. Kava and Weidman are the managers of Voteco.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 20, 2008, in connection with the closing of the Acquisition, certain of our wholly owned indirect subsidiaries obtained the Goldman Term Loans in an aggregate amount of approximately $1.1 billion from GSMC. On June 25, 2009, the Goldman Term Loans were restructured and as a result of such restructuring, we became party to a loan with GSMC in the original principal amount of $350 million, or the 2014 Term Loans. We paid interest on the Goldman Term Loans and 2014 Term Loans (see Note 7. Debt for an explanation of the accounting treatment of interest paid on the 2014 Term Loans), collectively, of approximately $26.2 million for the year ended December 31, 2009. We paid GSMC $7.0 million and Goldman Sachs and affiliated entities approximately $700,000 in fees and reimbursement of expenses related to the issuance of the 2014 Term Loans. For the year ended December 31, 2010, we incurred expenses of approximately $35,000 for reimbursed project expenses.

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

As of November 29, 2007, the Stratosphere entered into a master room agreement with Consolidated Resorts, Inc., or CRI, which was effective from January 1, 2008 through December 31, 2008. Even though it had expired, the parties continued to operate under the agreement in a month-to-month arrangement. CRI was approximately 75% owned by Whitehall 2007. Whitehall 2007 is affiliated with Holdings, the 100% holder of our Class B membership interests, and Goldman Sachs. On July 10, 2009, CRI filed under Chapter 7 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the District of Nevada, and it is therefore unlikely that we will be able to collect amounts owed to us by CRI. Under the agreement, CRI purchased a minimum number, which varied by month, of room nights from the Stratosphere. In addition, CRI was required to purchase promotional incentives such as show, restaurant and gaming packages for each guest. Revenues for promotional incentives are included in Casino revenues, Food and beverage revenues and Tower, retail and other revenues. There was also a sales incentive component whereby CRI was to pay us a fee for the resultant of net timeshare sales generated by CRI guests divided by total monthly tours solicited at the property when in excess of $2,499 per solicited tour. There were no sales incentives earned during the year ended December 31, 2009. We received approximately $397,000 in Hotel revenues, $66,000 in Casino revenues, $97,000 in Food and beverage revenues, and $238,000 in Tower, retail, and other revenues for the year ended December 31, 2009. CRI also leased space from the Stratosphere for three marketing kiosks. The lease agreement was effective from July 1, 2008 through September 30, 2011. The base rent was $125,000 per month plus common area maintenance charges. The Stratosphere received additional rent for tours over 1,250 guests per month that originate from the Stratosphere. Stratosphere received Tower, retail, entertainment and other revenues of $750,000 for rent under the lease agreement for the year ended December 31, 2009. CRI owed us $184,000 as of December 31, 2009, which was fully reserved on the consolidated balance sheets. The amount was written off during 2010.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.1 million for the year ended December 31, 2011 compared to $1.5 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, we did not provide any IT consulting services to Highgate, compared to approximately $4,000 for the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, we owed Highgate $0. As of December 31, 2011 and December 31, 2010, Highgate owed us approximately $0 and $4,000, respectively.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system.As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $198,000 for the year ended December 31, 2011 compared to $314,000 and $518,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, we owed TTL approximately $11,000 and $10,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers.We expensed fees of approximately $391,000 for the year ended December 31, 2011 compared to $426,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general & administrative expenses of approximately $590,000 for the year ended December 31, 2011 compared to approximately $280,000 for the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, we owed Archon $0. As of December 31, 2011 and December 31, 2010, Archon owed us approximately $196,000 and $89,000, respectively. Additionally, Archon was the administrative agent under the 2014 Term Loans.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $44,000 for the year ended December 31, 2011 compared to $37,000 and $36,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, we owed Nor1 $2,000 and $2,000, respectively.

Other Relationships and Policies

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

Director Independence

We believe that Messrs. Kava and Weidman are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because they are the beneficial owners of 100% of the Class A Interests. ACEP has no securities listed on the NYSE and, therefore, are not subject to the NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2011 and 2010 services:

	Grant Thornton, LLP
	2011	2010

Audit related fees	$420,000	$420,000
All other fees (1)	0	29,200
Tax fees (2)	55,700	75,400
Total fees	$475,700	$524,600

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2011 or 2010.

(1)	Other fees include fees for work related to our debt restructure.

(2)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2010 and 2009.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2011 and 2010 all such engagements and fees were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

3.    List of Exhibits

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (ACEP) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Amended and Restated Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.1 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

4.1	Indenture, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.2	Registration Rights Agreement, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and the initial purchaser of American Casino & Entertainment Properties LLC’s and ACEP Finance Corp.’s 11% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.7 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.3	Pledge and Security Agreement, dated as of August 14, 2009, by and among, American Casino & Entertainment Properties LLC, ACEP Finance Corp., the other subsidiaries of American Casino & Entertainment Properties LLC listed on the signature pages thereof and The Bank of New York Mellon, as collateral trustee (incorporated by reference to Exhibit 4.8 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.4	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing,, dated as of August 14, 2009, by and among W2007 Stratosphere Propco, L.P., W2007 Stratosphere Land Propco, L.P., W2007 Aquarius Propco, L.P., W2007 Arizona Charlie’s Propco, L.P. and W2007 Fresca Propco, L.P., as grantors, Fidelity National Title Agency of Nevada, Inc., as trustee and The Bank of New York Mellon, as beneficiary (incorporated by reference to Exhibit 4.9 of the American Casino & Entertainment Properties LLC current report on Form 8-K filed (SEC File No. 000-52975), on August 19, 2009).

4.5	Collateral Trust Agreement, dated as of August 14, 2009, by and among American Casino & Entertainment Properties LLC, ACEP, Finance Corp., the guarantors from time to time party thereto, The Bank of New York Mellon, as trustee, the other secured debt representatives from time to time party thereto, and The Bank of New York Mellon , as collateral trustee (incorporated by reference to Exhibit 4.10 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.6	Transfer Restriction Agreement, dated February 20, 2008, among Stuart Rothenberg, Brahm Cramer, Jonathan Langer, 2007/ACEP Holdings, LLC and W2007/ACEP Managers Voteco, LLC (incorporated by reference to Exhibit 4.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

10.1	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2006).

*10.2	Amended Management Incentive Plan, effective January 1, 2005, revised June 25, 2007, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on June 29, 2007).

*10.3	Employment Agreement, effective October 23, 2008, by and between ACEP and Edward W. Martin III (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.4	Employment Agreement, effective October 23, 2008, by and between ACEP and Phyllis A. Gilland.

*10.5	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Edward W. Martin, III (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.6	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Phyllis A. Gilland.

*10.7	Employment Agreement, effective March 9, 2010, by and between ACEP and Frank V. Riolo (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.8	Employment Agreement, effective March 9, 2010, by and between Aquarius Gaming LLC and Paul Hobson (incorporated by reference to Exhibit 10.03 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.9	Employment Agreement, effective March 9, 2010, by and between ACEP and Thomas I. Moore (incorporated by reference to Exhibit 10.02 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer	March 22, 2012
(Principal Executive Officer)

/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 22, 2012

/s/ Alan Kava
Alan Kava	Board Member	March 22, 2012

/s/ Peter Weidman
Peter Weidman	Board Member	March 22, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2011.  We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.

