Form 10-Q
period 2012-03-31
American Casino & Entertainment Properties LLC
filed 2012-05-11
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$88,404	$74,201
Investments-restricted	211	211
Accounts receivable, net	4,039	4,280
Accounts receivable, net - related party	7	196
Other current assets	12,535	11,462
Total Current Assets	105,196	90,350
Property and equipment, net	1,109,291	1,111,787
Debt issuance costs, net	1,875	2,055
Intangible and other assets	17,360	17,837
Total Assets	$1,233,722	$1,222,029

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,879	$4,730
Accrued expenses	26,903	16,429
Accounts payable and accrued expenses - related party	19	13
Accrued payroll and related expenses	12,711	11,431
Current portion of capital lease obligations	293	289
Total Current Liabilities	44,805	32,892

Long-Term Liabilities:
Long-term debt, net of unamortized discount	343,575	342,353
Capital lease obligations, less current portion	1,554	1,630
Total Long-Term Liabilities	345,129	343,983

Total Liabilities	389,934	376,875

Commitments and Contingencies

Members' Equity:
Members' Equity	843,788	845,154
Total Members' Equity	843,788	845,154
Total Liabilities and Members' Equity	$1,233,722	$1,222,029

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Casino	$54,003	$53,213
Hotel	15,603	15,180
Food and beverage	16,508	16,824
Tower, retail, entertainment and other	7,660	7,436
Gross revenues	93,774	92,653
Less promotional allowances	6,625	6,238
Net revenues	87,149	86,415

Costs And Expenses:
Casino	16,794	16,935
Hotel	8,201	8,373
Food and beverage	12,367	12,426
Other operating expenses	2,817	3,186
Selling, general and administrative	28,425	28,772
Depreciation and amortization	8,652	11,042
(Gain) loss on disposal of assets	(42)	10
Management fee - related party	250	319
Total costs and expenses	77,464	81,063

Income From Operations	9,685	5,352

Other Income (Expense):
Interest expense	(11,051)	(11,586)
Total other expense, net	(11,051)	(11,586)

Net Loss	$(1,366)	$(6,234)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(1,366)	$(6,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,652	11,042
Amortization of debt issuance and debt discount costs	1,402	1,299
(Gain) loss on disposal of assets	(42)	10
Changes in operating assets and liabilities:
Accounts receivable, net	241	(278)
Other assets	(1,051)	(1,767)
Accounts payable and accrued expenses	11,481	11,760
Related party activity, net	195	(34)
Net Cash Provided by Operating Activities	19,512	15,798

Cash Flows From Investing Activities:
Acquisition of property and equipment	(5,282)	(2,989)
Proceeds from sale of property and equipment	45	21
Net Cash Used in Investing Activities	(5,237)	(2,968)

Cash Flows From Financing Activities:
Payments on capital lease obligation	(72)	(68)
Net Cash Used in Financing Activities	(72)	(68)

Net increase in cash and cash equivalents	14,203	12,762
Cash and cash equivalents - beginning of period	74,201	85,311
Cash and cash equivalents - end of period	$88,404	$98,073

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$33	$37

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$422	$218

See notes to condensed consolidated financial statements.

3

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2011	$—	$845,154	$845,154
Net loss	—	(1,366)	(1,366)
Balances at March 31, 2012	$—	$843,788	$843,788

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

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2011 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2011 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of the components of other comprehensive income as part of the statements of changes in members’ equity is no longer permitted. The new guidance requirements are effective for the fiscal years beginning after December 15, 2011 and for interim periods within those years. There was no impact to our statement of operations or statement of members’ equity upon adoption.

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

Note 3. Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 and $319,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we owed Highgate $0. For the three months ended March 31, 2012, and March 31, 2011 we provided IT consulting services to Highgate of approximately $0 and $14,000, respectively. As of March 31, 2012 and December 31, 2011, Highgate owed us $0.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $51,000 and $52,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we owed TTL approximately $16,000 and $11,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers. We expensed fees of approximately $19,000 and $20,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded the services as a reduction of general and administrative expenses of approximately $7,000 and $130,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we owed Archon $0. As of March 31, 2012 and December 31, 2011, Archon owed us approximately $7,000 and $196,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $10,000 and $12,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we owed Nor1 approximately $3,000 and $2,000, respectively.

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

Our finite-lived acquired intangible assets include our player loyalty plan and a non-compete agreement. Our indefinite-lived acquired intangible assets include trade names. Acquired assets are recorded at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

As of March 31, 2012 and December 31, 2011, we had the following intangible assets.

		(in thousands)
		March 31, 2012			December 31, 2011
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(6,083)	$1,367	$7,450	$(5,711)	$1,739
Non-Compete Agreement	38 Months	1,045	(743)	302	1,045	(660)	385
		$8,495	$(6,826)	$1,669	$8,495	$(6,371)	$2,124

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$17,176			$17,631

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	March 31, 2012	December 31, 2011

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$356,250	$356,250
Unamortized discount	(12,675)	(13,897)
Capital lease obligations	1,847	1,919
Total long-term debt and capital lease obligations	345,422	344,272
Current portion of capital lease obligations	(293)	(289)
Total long-term debt and capital lease obligations, net	$345,129	$343,983

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $376.7 million as of March 31, 2012.

On or after June 15, 2012, the Issuers may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to June 15, 2012, the Issuers may, on one or more than one occasion, redeem some or all of the 11% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 11% Senior Secured Notes redeemed, plus a “make-whole” premium, and accrued and unpaid interest to the applicable redemption date. At any time prior to June 15, 2012, we may also redeem up to 35% of the aggregate principal amount of the 11% Senior Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date. We may, not more than once in the 12-month period ending on June 15, 2012, redeem up to 5% of the original aggregate principal amount of the 11% Senior Secured Notes at a redemption price equal to 102% of the principal amount of the 11% Senior Secured Notes redeemed plus accrued and unpaid interest to the applicable redemption date. As described above, on May 31, 2011 the Issuers redeemed 5% of the aggregate principal amount of the 11% Senior Secured Notes. As described in “Note 7. Subsequent Events” below, on April 30, 2012 the Issuers redeemed 5% of the aggregate principal amount of the 11% Senior Secured Notes.

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

Note 7. Subsequent Events

On April 30, 2012, the Issuers completed a redemption of five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, a loss of approximately $1.1 million will be recognized.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2012 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2011.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 57.6% of our gross revenue for the three months ended March 31, 2012 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2012, with hotel sales representing 16.6% and food and beverage sales representing 17.6%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. “Win” or “hold percentage” represents the percentage of table games drop or slot coin-in that is retained by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of our operations for the periods indicated.

	Three months ended March 31,
	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$54.0	$53.2
Hotel	15.6	15.2
Food and beverage	16.5	16.8
Tower, retail, entertainment and other	7.6	7.4
Gross revenues	93.7	92.6
Less promotional allowances	6.6	6.2
Net revenues	87.1	86.4

Costs and expenses:
Casino	16.8	16.9
Hotel	8.2	8.4
Food and beverage	12.4	12.4
Other operating expenses	2.8	3.2
Selling, general and administrative	28.5	29.1
Depreciation and amortization	8.7	11.0
Total costs and expenses	77.4	81.0
Income from operations	$9.7	$5.4

EBITDA Reconciliation:
Net loss	$(1.4)	$(6.2)
Interest expense	11.1	11.6
Depreciation and amortization	8.7	11.0
EBITDA	$18.4	$16.4

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

Our consolidated gross revenues increased 1.2% to $93.7 million for the three months ended March 31, 2012 from $92.6 million for the three months ended March 31, 2011. Our consolidated income from operations and EBITDA increased 79.6% and 12.2% to $9.7 million and $18.4 million for the three months ended March 31, 2012 compared to $5.4 million and $16.4 million for the three months ended March 31, 2011, respectively. The increases in our gross revenues, income from operations and EBITDA are due primarily to revenue growth for our gaming and hotel divisions caused by higher slot coin-in and table games hold percentage for the casino, and for the hotel, higher average daily room rates and market factors, such as the increased visitation to Las Vegas. Income from operations for the three months ended March 31, 2012 was positively impacted by a 20.9% decrease in depreciation and amortization expenses to $8.7 million from $11.0 million and a 34.3% decrease in advertising expenses to $2.3 million from $3.5 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, respectively. The decrease in depreciation and amortization expenses was due to certain of our property, plant and equipment assets reaching the end of their depreciable life during the first three months of 2011. The decrease in advertising expenses was due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during 2011.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 1.5% to $54.0 million for the three months ended March 31, 2012, compared to $53.2 million for the three months ended March 31, 2011. Our slot and table revenues increased 1.3% and 3.3%, respectively. Slot revenues increased due to a 2.0% increase in coin-in and a 0.1 percentage point increase in the slot hold while table revenues increased due to a 1.2 percentage point increase in hold while the table games drop declined 2.8% compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, slot machine revenues were 84.6% of casino revenues, and table game revenues were 11.7% of casino revenues, compared to 84.8% and 11.5% of casino revenues, respectively, for the three months ended March 31, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were unchanged for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Increased race and sports book and poker revenues were offset by lower bingo revenues. Race and sports book revenues increased 3.4% compared to the three months ended March 31, 2011 due to a combination of a 5.4% decrease in handle and a 0.9 percentage point increase in hold. In addition, bingo revenues declined 17.4% due to a 6.0% decline in the number of patrons and a 1.5 percentage point decrease in hold. Poker revenues increased 48.1% due to higher tournament revenues. Casino operating expenses were $16.8 million for the three months ended March 31, 2012, compared to $16.9 million for the three months ended March 31, 2011. The decrease in expenses was due primarily to lower slot participation expenses and repair and maintenance expenses which were partially offset by increased revenue taxes. Participation expenses consist of fees paid to game owners for the use of their games. As a result, our casino operating margin was 68.9% for the three months ended March 31, 2012, compared to 68.2% for the three months ended March 31, 2011.

Hotel

Hotel revenues increased 2.6% to $15.6 million for the three months ended March 31, 2012 from $15.2 million for the three months ended March 31, 2011.  Overall room occupancy increased to 66.0% for the three months ended March 31, 2012 compared to 65.4% for the three months ended March 31, 2011 and the average daily room rate increased 1.4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. All properties except Arizona Charlie’s Boulder increased room revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We believe our ability to increase our average daily room rate and, as a result, increase our hotel revenue is due to increased occupancy and higher room rates in Las Vegas in general and the improved room product at Stratosphere and Aquarius. Our hotel expenses decreased 2.4% to $8.2 million for the three months ended March 31, 2012, compared to $8.4 million for the three months ended March 31, 2011 due primarily to lower commission and broker expenses. Due primarily to the increase in revenues, our hotel operating margin increased to 47.4% for the three months ended March 31, 2012 as compared to 44.7% for the three months ended March 31, 2011.

Food & Beverage

Food and beverage revenues declined 1.8% to $16.5 million for the three months ended March 31, 2012, compared to $16.8 million for the three months ended March 31, 2011.  Food and beverage revenues at the Aquarius declined 9.7% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to closures of certain of our food venues and bars to replace plumbing, equipment and fixtures. Overall, food covers and beverage covers decreased 3.2% and 1.8%, respectively, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  Average revenue per cover for the three months ended March 31, 2012 increased 1.3% compared to the three months ended March 31, 2011. Our food and beverage expenses were $12.4 million for both the three months ended March 31, 2012 and March 31, 2011. Our food and beverage cost of goods sold increased by 0.7 percentage points due to rising product costs in general. Due to the decline in revenues, our food and beverage operating margin decreased to 24.8% for the three months ended March 31, 2012 as compared to 26.2% for the three months ended March 31, 2011.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 2.7% to $7.6 million for the three months ended March 31, 2012 from $7.4 million for the three months ended March 31, 2011. Tower revenues increased 4.5% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was due primarily to an 11.8% increase in total guest admissions and a 10.6% increase in Sky Jump revenues compared to the three months ended March 31, 2011. Entertainment revenue declined 27.7% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to fewer performances. Prior to its closure on March 30, 2011, the American Superstars show at the Stratosphere offered nine performances per week. Frankie Moreno Live at Stratosphere debuted on November 9, 2011 with three performances per week. Retail revenue decreased 0.2% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Other operating income increased 20.1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in revenue was primarily due to higher ATM commission revenues. Other operating expenses decreased 12.5% to $2.8 million for the three months ended March 31, 2012 compared to $3.2 million for the three months ended March 31, 2011. This decrease was primarily due to a reduction in entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.2% for the three months ended March 31, 2012 from 11.7% for the three months ended March 31, 2011. This increase was primarily due to increased room and retail promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 2.1% to $28.5 million, or 30.4% of gross revenues, for the three months ended March 31, 2012, compared to $29.1 million, or 31.4% of gross revenues for the three months ended March 31, 2011. This decrease was primarily due to lower advertising and property tax expenses. Advertising expenses declined to approximately $2.3 million during the three months ended March 31, 2012 compared to $3.5 million during the three months ended March 31, 2011, due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during the three months ended March 31, 2011.

Interest Expense

Interest expense decreased 4.3% to $11.1 million for the three months ended March 31, 2012, compared to $11.6 million for the three months ended March 31, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on May 31, 2011.

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

Net cash provided by operating activities was $19.5 million for the three months ended March 31, 2012 compared to $15.8 million for the three months ended March 31, 2011. The increase in cash flow from operations was driven by a $0.7 million increase in net revenues and $3.6 million decrease in expenses.

During the three months ended March 31, 2012, our total capital expenditures were $5.7 million (including approximately $400,000 in non-cash items), of which approximately $300,000 was spent on slot machine replacements and conversions, $700,000 on a replacement fire safety system at the Stratosphere, $600,000 for renovations to our public areas and food and beverage venues, $600,000 on information technology and $3.5 million on our facilities and operations. For the three months ended March 31, 2011, our total capital expenditures were $3.2 million (including approximately $200,000 in non-cash items), of which approximately $1.3 million was spent on slot machine replacements and conversions, $200,000 on hotel room renovations and upgrades, $1.0 million for renovations to our public areas and food and beverage venues and $700,000 on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, (iv) regular maintenance and other capital expenditures, and (v) the redemption of five percent of the aggregate principal amount of our 11% Senior Secured Notes, as discussed below. We currently anticipate that we will spend approximately $19.1 million on regular maintenance and renovation capital projects during 2012, which will be evaluated throughout the year.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On April 30, 2012, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. On May 31, 2011, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption dates.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2012 (SEC File No. 000-52975).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $376.7 million as of March 31, 2012.

For the three months ended March 31, 2012, we incurred approximately $11.1 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2012 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2012.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	May 11, 2012

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

