Form 10-Q
period 2012-06-30
American Casino & Entertainment Properties LLC
filed 2012-08-10
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$62,538	$74,201
Investments-restricted	211	211
Accounts receivable, net	4,122	4,280
Accounts receivable, net - related party	75	196
Other current assets	11,514	11,462
Total Current Assets	78,460	90,350
Property and equipment, net	1,105,946	1,111,787
Debt issuance costs, net	2,367	2,055
Intangible and other assets	16,869	17,837
Total Assets	$1,203,642	$1,222,029

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,147	$4,730
Accrued expenses	17,569	16,429
Accounts payable and accrued expenses - related party	23	13
Accrued payroll and related expenses	11,444	11,431
Current portion of capital lease obligations	297	289
Total Current Liabilities	34,480	32,892

Long-Term Liabilities:
Long-term debt, net of unamortized discount	326,688	342,353
Capital lease obligations, less current portion	1,479	1,630
Total Long-Term Liabilities	328,167	343,983

Total Liabilities	362,647	376,875

Commitments and Contingencies

Members' Equity:
Members' Equity	840,995	845,154
Total Members' Equity	840,995	845,154
Total Liabilities and Members' Equity	$1,203,642	$1,222,029

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Casino	$50,106	$50,715
Hotel	17,792	16,924
Food and beverage	17,585	17,483
Tower, retail, entertainment and other	8,416	8,299
Gross revenues	93,899	93,421
Less promotional allowances	6,195	5,845
Net revenues	87,704	87,576

Costs And Expenses:
Casino	16,279	16,550
Hotel	9,132	8,942
Food and beverage	13,342	13,180
Other operating expenses	2,926	2,982
Selling, general and administrative	28,543	26,000
Depreciation and amortization	8,279	9,617
Loss on disposal of assets	35	23
Management fee - related party	250	250
Total costs and expenses	78,786	77,544

Income From Operations	8,918	10,032

Other Income (Expense):
Loss on debt redemption	(1,112)	(1,378)
Interest income	-	1
Interest expense	(10,599)	(11,424)
Total other expense, net	(11,711)	(12,801)

Net Loss	$(2,793)	$(2,769)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Casino	$104,109	$103,928
Hotel	33,395	32,104
Food and beverage	34,093	34,307
Tower, retail, entertainment and other	16,076	15,881
Gross revenues	187,673	186,220
Less promotional allowances	12,820	12,083
Net revenues	174,853	174,137

Costs And Expenses:
Casino	33,073	33,485
Hotel	17,333	17,315
Food and beverage	25,709	25,606
Other operating expenses	5,743	6,168
Selling, general and administrative	56,968	54,918
Depreciation and amortization	16,931	20,659
(Gain) loss on disposal of assets	(7)	33
Management fee - related party	500	569
Total costs and expenses	156,250	158,753

Income From Operations	18,603	15,384

Other Income (Expense):
Loss on debt redemption	(1,112)	(1,378)
Interest income	-	1
Interest expense	(21,650)	(23,010)
Total other expense, net	(22,762)	(24,387)

Net Loss	$(4,159)	$(9,003)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(4,159)	$(9,003)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	16,931	20,659
Amortization of debt issuance and debt discount costs	2,800	2,618
Loss on debt redemption	1,112	1,378
(Gain) loss on disposal of assets	(7)	33
Changes in operating assets and liabilities:
Accounts receivable, net	158	(129)
Other assets	6	(1,885)
Accounts payable and accrued expenses	1,085	(3,379)
Related party activity, net	131	(45)
Net Cash Provided by Operating Activities	18,057	10,247

Cash Flows From Investing Activities:
Acquisition of property and equipment	(9,753)	(7,053)
Proceeds from sale of property and equipment	65	21
Net Cash Used in Investing Activities	(9,688)	(7,032)

Cash Flows From Financing Activities:
Deferred financing costs	(764)	-
Payments on note payable	(19,125)	(19,125)
Payments on capital lease obligation	(143)	(136)
Net Cash Used in Financing Activities	(20,032)	(19,261)

Net decrease in cash and cash equivalents	(11,663)	(16,046)
Cash and cash equivalents - beginning of period	74,201	85,311
Cash and cash equivalents - end of period	$62,538	$69,265

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$18,931	$20,474

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$485	$-

See notes to condensed consolidated financial statements.

4

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2011	$-	$845,154	$845,154
Net loss	-	(4,159)	(4,159)
Balances at June 30, 2012	$-	$840,995	$840,995

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

Debt Issuance Costs

Debt issuance costs of $2.4 million and $2.1 million consist primarily of professional and registration fees directly related to the Company’s 11% Senior Secured Notes and are included on the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011, respectively. Included in the $2.4 million is approximately $764,000 of costs associated with the potential refinancing of the 11% Senior Secured Notes. If the potential refinancing is terminated, the costs associated with the potential refinancing will be expensed.

Reclassification

Certain reclassifications have been made to the three and six months periods ending June 30, 2011 consolidated financial statements to conform to the June 30, 2012 presentation. These reclassifications had no effect on net loss.

Note 3. Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 for both the three months ended June 30, 2012 and June 30, 2011. We incurred Highgate fees of approximately $500,000 and $569,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, we owed Highgate $0. For the three months and six months ended June 30, 2012 we did not provide any IT consulting services to Highgate compared to approximately $0 and $14,000, respectively for the three and six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011, Highgate owed us $0.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $50,000 and $51,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. We expensed fees of approximately $101,000 and $103,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, we owed TTL approximately $18,000 and $11,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers. We expensed fees of approximately $34,000 and $2,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. We expensed fees of approximately $53,000 and $22,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $223,000 for both the three and six months ended June 30, 2012 compared to approximately $92,000 and $238,000 for the three months and six months ended June 30, 2011, respectively. During April 2012, Archon prepaid for certain construction management services. We have recorded approximately $185,000 in deferred revenues as of June 30, 2012. The services will be provided by us through December 31, 2012. As of June 30, 2012 and December 31, 2011, we owed Archon $0. As of June 30, 2012 and December 31, 2011, Archon owed us approximately $75,000 and $196,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $14,000 and $11,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. We expensed fees of approximately $24,000 and $23,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, we owed Nor1 approximately $5,000 and $2,000, respectively.

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

As of June 30, 2012 and December 31, 2011, we had the following intangible assets.

		(in thousands)
		June 30, 2012			December 31, 2011
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(6,456)	$994	$7,450	$(5,711)	$1,739
Non-Compete Agreement	38 Months	1,045	(825)	220	1,045	(660)	385
		$8,495	$(7,281)	$1,214	$8,495	$(6,371)	$2,124

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$16,721			$17,631

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	June 30, 2012	December 31, 2011

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$337,500	$356,250
Unamortized discount	(10,812)	(13,897)
Capital lease obligations	1,776	1,919
Total long-term debt and capital lease obligations	328,464	344,272
Current portion of capital lease obligations	(297)	(289)
Total long-term debt and capital lease obligations, net	$328,167	$343,983

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

On April 30, 2012, the Issuers completed a redemption of five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, a loss of $1.1 million was recognized. The loss is comprised of the redemption premium of $375,000 and a proportionate write-off of debt issuance and debt discount costs of $737,000.

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $356.1 million as of June 30, 2012.

On or after June 15, 2012, the Issuers may redeem all or a part of the 11% Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the applicable redemption date. As described above, on May 31, 2011 the Issuers redeemed 5% of the aggregate principal amount of the 11% Senior Secured Notes and on April 30, 2012 the Issuers redeemed an additional 5% of the aggregate principal amount of the 11% Senior Secured Notes.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:

•	the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas;
•	two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities; and
•	the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to Laughlin.

We believe that the Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius is the largest hotel by number of rooms in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 53.4% of our gross revenue for the three months ended June 30, 2012 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended June 30, 2012, with hotel sales representing 18.9% and food and beverage sales representing 18.7%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 51.3% of our expenses during the three months ended June 30, 2012, and the amount we spend on marketing, which represented approximately 2.7% of our expenses during the three months ended June 30, 2012. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of our operations for the periods indicated.

	Three months ended June 30,
	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$50.1	$50.7
Hotel	17.8	16.9
Food and beverage	17.6	17.5
Tower, retail, entertainment and other	8.4	8.3
Gross revenues	93.9	93.4
Less promotional allowances	6.2	5.8
Net revenues	87.7	87.6

Costs and expenses:
Casino	16.3	16.6
Hotel	9.1	8.9
Food and beverage	13.3	13.2
Other operating expenses	2.9	3.0
Selling, general and administrative	28.9	26.3
Depreciation and amortization	8.3	9.6
Total costs and expenses	78.8	77.6
Income from operations	$8.9	$10.0

EBITDA Reconciliation:
Net loss	$(2.8)	$(2.8)
Interest expense	10.6	11.4
Depreciation and amortization	8.3	9.6
EBITDA	$16.1	$18.2

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

Our consolidated gross revenues increased 0.5% to $93.9 million for the three months ended June 30, 2012 from $93.4 million for the three months ended June 30, 2011. The increases in our gross revenues were due primarily to hotel revenue growth generated by higher average daily room rates and market factors, such as the increased visitation to Las Vegas. Our consolidated income from operations and EBITDA decreased 11.0% and 11.5% to $8.9 million and $16.1 million for the three months ended June 30, 2012 compared to $10.0 million and $18.2 million for the three months ended June 30, 2011, respectively. Income from operations and EBITDA were negatively impacted by a 9.9% increase in selling, general and administrative expenses (see Selling, General & Administrative “SG&A” below). In addition, EBITDA for the period was negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. Similarly, EBITDA for the three months ended June 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash. Income from operations for the three months ended June 30, 2012 was positively impacted by a 13.5% decrease in depreciation and amortization expenses to $8.3 million from $9.6 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, respectively. The decrease in depreciation and amortization expenses was due to certain of our property, plant and equipment assets reaching the end of their depreciable life during 2011.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.2% to $50.1 million for the three months ended June 30, 2012, compared to $50.7 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, slot machine revenues were 85.8% of casino revenues, and table game revenues were 11.6% of casino revenues, compared to 84.8% and 11.0% of casino revenues, respectively, for the three months ended June 30, 2011. Our slot revenues were flat and table revenues increased 3.6% year-over-year. The increase in tables was the result of a 1.5 percentage point increase in hold and 4.1% decrease in drop compared to the three months ended June 30, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, declined 38.1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Despite an 8.7% increase in handle, race and sports book revenues decreased 22.3% compared to the three months ended June 30, 2011. The decline in revenues was due to a 4.2 percentage point decrease in hold which was caused primarily by low holds for baseball and basketball. Bingo revenues declined 85.4% due to a 9.2 percentage point decrease in hold and a 13.7% decline in the number of patrons. The decline in patrons was driven by increased promotional activity and special game offerings by our competitors. Additionally, results for the period ended June 30, 2011 benefitted from a jackpot promotion at Arizona Charlie’s Boulder that boosted patron headcounts and revenues. Poker revenues decreased 14.0%. Casino operating expenses decreased 1.8% to $16.3 million for the three months ended June 30, 2012, compared to $16.6 million for the three months ended June 30, 2011. The decrease in expenses was due primarily to lower slot participation expenses, revenue taxes and repair and maintenance expenses. Participation expenses consist of fees paid to game owners for the use of their games. Despite the decline in revenues, our casino operating margin increased slightly to 67.5% for the three months ended June 30, 2012, compared to 67.3% for the three months ended June 30, 2011.

Hotel

Hotel revenues increased 5.3% to $17.8 million for the three months ended June 30, 2012 from $16.9 million for the three months ended June 30, 2011.  Our combined room occupancy increased to 73.0% for the three months ended June 30, 2012 compared to 70.8% for the three months ended June 30, 2011 and the average daily room rate increased 2.8% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. All of our properties except Arizona Charlie’s Boulder increased room revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We believe our ability to increase our average daily room rate and, as a result, increase our hotel revenue is due to increased occupancy and higher room rates in Las Vegas in general and the improved room product at Stratosphere and Aquarius. Our hotel expenses increased 2.2% to $9.1 million for the three months ended June 30, 2012, compared to $8.9 million for the three months ended June 30, 2011 due primarily to higher costs associated with higher occupancy. Due to the increase in revenues, our hotel operating margin increased to 48.9% for the three months ended June 30, 2012 as compared to 47.3% for the three months ended June 30, 2011.

Food & Beverage

Food and beverage revenues increased 0.6% to $17.6 million for the three months ended June 30, 2012, compared to $17.5 million for the three months ended June 30, 2011.  Overall, food covers and beverage covers decreased 3.0% and 2.5%, respectively, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  Average revenue per cover for the three months ended June 30, 2012 increased 3.7% compared to the three months ended June 30, 2011. Our food and beverage expenses increased 0.8% to $13.3 million for the three months ended June 30, 2012 compared to $13.2 million for the three months ended June 30, 2011. The increase was due to higher labor costs and a 0.8 percentage point increase in our food and beverage cost of goods sold. Because of the increase in expenses and relatively flat revenues, our food and beverage operating margin decreased to 24.4% for the three months ended June 30, 2012 as compared to 24.6% for the three months ended June 30, 2011.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.2% to $8.4 million for the three months ended June 30, 2012 from $8.3 million for the three months ended June 30, 2011. Tower revenues decreased 5.1% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was due primarily to a 1.1% decrease in total guest admissions and a 4.1% decrease in average revenue per guest admission compared to the three months ended June 30, 2011. Entertainment revenue increased 33.2% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The American Superstars show at the Stratosphere closed on March 30, 2011, while Frankie Moreno Live at Stratosphere debuted on November 9, 2011. Retail revenue decreased 8.3% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Other operating income increased 32.2% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in revenue was primarily due to higher project development revenue and ATM commission revenues. Our project development revenue is derived from construction management services provided to hotel and casino management companies (see Note 3. Related Party Transactions). Other operating expenses decreased 3.1% to $2.9 million for the three months ended June 30, 2012 compared to $3.0 million for the three months ended June 30, 2011. This decrease was primarily due to reductions in repair and maintenance expenses and labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.4% for the three months ended June 30, 2012 from 11.4% for the three months ended June 30, 2011. This increase was primarily due to increased room, food and entertainment promotions. Room promotions increased due to increased direct marketing room redemptions by our guests and entertainment promotions increased due to the addition of the Frankie Moreno Live at Stratosphere show and an increase in the number of events at Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 9.9% to $28.9 million, or 30.8% of gross revenues, for the three months ended June 30, 2012, compared to $26.3 million, or 28.2% of gross revenues for the three months ended June 30, 2011. This increase was primarily due to higher sales tax, repair and maintenance, advertising and related marketing expenses, higher guest loss and damage provisions and labor costs. Sales tax expenses for the three months ended June 30, 2012 includes approximately $248,000 for audit assessment related to a Nevada Department of Taxation audit and additionally, we began to accrue for sales taxes on complimentary meals provided to customers and employees resulting in an additional $195,000 in expense based on a decision by the Nevada Tax Commission. Repair and maintenance expenses for the three months ended June 30, 2012 include approximately $420,000 we spent on a plumbing and drain repair project at Arizona Charlie’s Decatur. Advertising expenses increased by approximately $400,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. For the three months ended June 30, 2011 guest loss and damage expense benefited from a credit of approximately $190,000 for the reduction in liability for two major claims.

Interest Expense

Interest expense decreased 7.0% to $10.6 million for the three months ended June 30, 2012, compared to $11.4 million for the three months ended June 30, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on May 31, 2011 and the redemption of an additional 5% of the aggregate principle amount of our 11% Senior Secured Notes on April 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of our operations for the periods indicated.

	Six months ended June 30,
	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$104.1	$104.0
Hotel	33.4	32.1
Food and beverage	34.1	34.3
Tower, retail, entertainment and other	16.1	15.8
Gross revenues	187.7	186.2
Less promotional allowances	12.8	12.1
Net revenues	174.9	174.1

Costs and expenses:
Casino	33.1	33.5
Hotel	17.3	17.3
Food and beverage	25.7	25.6
Other operating expenses	5.7	6.2
Selling, general and administrative	57.6	55.4
Depreciation and amortization	16.9	20.7
Total costs and expenses	156.3	158.7
Income from operations	$18.6	$15.4

EBITDA Reconciliation:
Net loss	$(4.2)	$(9.0)
Interest expense	21.7	23.0
Depreciation and amortization	16.9	20.7
EBITDA	$34.4	$34.7

Our consolidated gross revenues increased 0.8% to $187.7 million for the six months ended June 30, 2012 from $186.2 million for the six months ended June 30, 2011. Our consolidated income from operations and EBITDA increased 20.8% and decreased 0.9% to $18.6 million and $34.4 million for the six months ended June 30, 2012 compared to $15.4 million and $34.7 million for the six months ended June 30, 2011, respectively. The increases in our gross revenues and income from operations are due primarily to revenue growth for our gaming and hotel divisions caused by higher slot coin-in and table games hold percentage for the casino, and for the hotel, higher average daily room rates and market factors, such as the increased visitation to Las Vegas. Income from operations for the six months ended June 30, 2012 was positively impacted by an 18.4% decrease in depreciation and amortization expenses to $16.9 million from $20.7 million and a 16.3% decrease in advertising expenses to $3.6 million from $4.3 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, respectively. The decrease in depreciation and amortization expenses was due to certain of our property, plant and equipment assets reaching the end of their depreciable life during 2011. The decrease in advertising expenses was due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during the first quarter of 2011. Income from operations and EBITDA for the six months ended June 30, 2012 was negatively impacted by a 4.0% increase in selling, general and administrative expenses (see Selling, General & Administrative “SG&A” below). EBITDA for the six months ended June 30, 2012 was also negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. Similarly, EBITDA for the six months ended June 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 0.1% to $104.1 million for the six months ended June 30, 2012, compared to $104.0 million for the six months ended June 30, 2011. Revenues for the six months ended June 30, 2012 were negatively impacted by a 38.1% decline in other casino revenues during the three months ended June 30, 2012. Our slot and table revenues increased 0.6% and 1.7%, respectively. For the six months ended June 30, 2012, slot machine revenues were 85.2% of casino revenues, and table game revenues were 11.6% of casino revenues, compared to 84.8% and 11.4% of casino revenues, respectively, for the six months ended June 30, 2011. Slot revenues increased 0.6% due to a 2.0% increase in coin-in while table revenues increased 1.7% due to a 1.1 percentage point increase in hold and 3.4% decrease in drop compared to the six months ended June 30, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 15.4% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Lower race and sports book and bingo revenues were partially offset by increased poker revenues. Race and sports book revenues declined 8.3% compared to the six months ended June 30, 2011 due to a combination of a 0.3% decrease in handle and a 0.9 percentage point decrease in hold. Low hold for our sports book during the three months ended June 30, 2012, particularly for baseball and basketball were the primary cause of the decline in revenue. In addition, bingo revenues declined 55.7% due to a 9.8% decline in the number of patrons and a 5.3 percentage point decrease in hold. The decline in bingo patrons during the three months ended June 30, 2012 coupled with increased promotional activity and special game offerings by our competitors was the primary cause for the decline in revenues. Revenues for the period ended June 30, 2011 benefitted from a jackpot promotion at Arizona Charlie’s Boulder that boosted patron headcounts and revenues. Poker revenues increased 9.5% due to higher tournament revenues. Casino operating expenses decreased 1.2% to $33.1 million for the six months ended June 30, 2012, compared to $33.5 million for the six months ended June 30, 2011. The decrease in expenses was due primarily to lower slot participation expenses and repair and maintenance expenses. Participation expenses consist of fees paid to game owners for the use of their games. As a result, our casino operating margin was 68.2% for the six months ended June 30, 2012, compared to 67.8% for the six months ended June 30, 2011.

Hotel

Hotel revenues increased 4.0% to $33.4 million for the six months ended June 30, 2012 from $32.1 million for the six months ended June 30, 2011.  Combined room occupancy increased to 69.5% for the six months ended June 30, 2012 compared to 68.1% for the six months ended June 30, 2011 and the average daily room rate increased 2.2% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. All properties except Arizona Charlie’s Boulder increased room revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We believe our ability to increase our average daily room rate and, as a result, increase our hotel revenue is due to increased occupancy and higher room rates in Las Vegas in general and the improved room product at Stratosphere and Aquarius. Our hotel expenses were $17.3 million for both the six months ended June 30, 2012 and the six months ended June 30, 2011. Due to the increase in revenues, our hotel operating margin increased to 48.2% for the six months ended June 30, 2012 as compared to 46.1% for the six months ended June 30, 2011.

Food & Beverage

Food and beverage revenues declined 0.6% to $34.1 million for the six months ended June 30, 2012, compared to $34.3 million for the six months ended June 30, 2011.  Food and beverage revenues at the Aquarius declined 1.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to closures of certain of our food venues and bars to replace plumbing, equipment and fixtures during the three months ended March 31, 2012. Overall, food covers and beverage covers decreased 3.1% and 2.2%, respectively, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  Average revenue per cover for the six months ended June 30, 2012 increased 2.5% compared to the six months ended June 30, 2011. Our food and beverage expenses were $25.7 million for the six months ended June 30, 2012 compared to $25.6 million the six months ended June 30, 2011. The increase in our food and beverage expenses was due primarily to higher labor costs and a 0.7 percentage point increase in our cost of goods sold due to rising product costs in general. Due to the decline in revenues, our food and beverage operating margin decreased to 24.6% for the six months ended June 30, 2012 as compared to 25.4% for the six months ended June 30, 2011.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.9% to $16.1 million for the six months ended June 30, 2012 from $15.8 million for the six months ended June 30, 2011. Tower revenues decreased 0.8% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. While total guest admissions and Sky Jump revenues increased 2.7% and 4.2% respectively, overall average revenue per guest admission fell 3.4% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Entertainment revenue declined 4.2% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due primarily to lower average ticket prices. Retail revenue decreased 4.1% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Other operating income increased 18.6% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in revenue was primarily due to higher ATM commission revenues. Other operating expenses decreased 8.1% to $5.7 million for the six months ended June 30, 2012 compared to $6.2 million for the six months ended June 30, 2011. This decrease was primarily due to a reduction in entertainer fees and lower property tax and repair and maintenance expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.3% for the six months ended June 30, 2012 from 11.6% for the six months ended June 30, 2011. This increase was primarily due to increased room, food and entertainment promotions. Room promotions increased due to increased direct marketing room redemptions by our guests and entertainment promotions increased due to the addition of the Frankie Moreno Live at Stratosphere show and an increase in the number of events at Aquarius.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 4.0% to $57.6 million, or 30.7% of gross revenues, for the six months ended June 30, 2012, compared to $55.4 million, or 29.8% of gross revenues for the six months ended June 30, 2011. This increase was primarily due to higher sales tax, repair and maintenance, guest loss and damage provisions, postage and labor costs. Sales tax expenses for the three months ended June 30, 2012 includes approximately $248,000 for audit assessment related to a Nevada Department of Taxation audit and additionally, we began to accrue for sales taxes on complimentary meals provided to customers and employees resulting in an additional $306,000 in expense based on a decision by the Nevada Tax Commission. Repair and maintenance expenses include approximately $420,000 for a plumbing and drain repair project at Arizona Charlie’s Decatur and $167,000 in building repairs at the Aquarius. For the six months ended June 30, 2011 guest loss and damage expense benefited from a credit of approximately $190,000 for the reduction in liability for two major claims. The increased expenses were partially offset by reduced advertising expenses. Advertising expenses declined to approximately $3.6 million during the six months ended June 30, 2012 compared to $4.3 million during the six months ended June 30, 2011, which included the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during the six months ended June 30, 2011.

Interest Expense

Interest expense decreased 5.7% to $21.7 million for the six months ended June 30, 2012, compared to $23.0 million for the six months ended June 30, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on May 31, 2011 and the redemption of an additional 5% of the aggregate principle amount of our 11% Senior Secured Notes on April 30, 2012.

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

As of June 30, 2012 we had $62.5 million in unrestricted cash and cash equivalents compared to $69.3 million on June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 was $18.1 million compared to $10.2 million for the six months ended June 30, 2011. The increase in cash flow from operations was driven by a $1.0 million increase in net revenues and $2.3 million and $1.4 million decreases in expenses and interest expense, respectively.

During the six months ended June 30, 2012, our total capital expenditures were $10.2 million (including approximately $485,000 in non-cash items), of which approximately $1.2 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $1.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.0 million on information technology and $5.0 million on our facilities and operations. For the six months ended June 30, 2011, our total capital expenditures were $7.1 million, of which approximately $2.1 million was spent on slot machine replacements and conversions, $500,000 on hotel room renovations and upgrades, $1.4 million for renovations to our public areas and food and beverage venues and $3.1 million on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $18.9 million on regular maintenance and renovation capital projects during 2012, which we will continue to evaluate throughout the year.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On April 30, 2012, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. On May 31, 2011, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption dates. We have deferred approximately $764,000 of costs associated with the potential refinancing of our 11% Senior Secured Notes, these costs are included in debt issuance costs on our June 30, 2012 consolidated balance sheet. If the potential refinancing is terminated, the costs associated with the potential refinancing will be expensed.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $356.1 million as of June 30, 2012.

For the six months ended June 30, 2012, we incurred approximately $21.7 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2012 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended June 30, 2012.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	August 10, 2012

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the six months ended June 30, 2012; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Pursuant to rule 406T of Regulation S-T, the XBRL related information in this exhibit is furnished and not filed or a part of a registration statement or prospectus for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange of 1934, as amended, and otherwise is not subject to liability under these sections.

