Form 10-Q
period 2012-09-30
American Casino & Entertainment Properties LLC
filed 2012-11-09
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐  No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$74,806	$74,201
Investments-restricted	211	211
Accounts receivable, net	4,503	4,280
Accounts receivable, net - related party	122	196
Other current assets	10,936	11,462
Total Current Assets	90,578	90,350
Property and equipment, net	1,101,938	1,111,787
Debt issuance costs, net	2,195	2,055
Intangible and other assets	16,434	17,837
Total Assets	$1,211,145	$1,222,029

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,832	$4,730
Accrued expenses	25,650	16,429
Accounts payable and accrued expenses - related party	17	13
Accrued payroll and related expenses	13,346	11,431
Current portion of capital lease obligations	301	289
Total Current Liabilities	44,146	32,892

Long-Term Liabilities:
Long-term debt, net of unamortized discount	327,922	342,353
Capital lease obligations, less current portion	1,402	1,630
Total Long-Term Liabilities	329,324	343,983

Total Liabilities	373,470	376,875

Commitments and Contingencies

Members' Equity:
Members' Equity	837,675	845,154
Total Members' Equity	837,675	845,154
Total Liabilities and Members' Equity	$1,211,145	$1,222,029

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Casino	$48,454	$49,238
Hotel	17,012	17,184
Food and beverage	17,185	17,505
Tower, retail, entertainment and other	9,364	9,242
Gross revenues	92,015	93,169
Less promotional allowances	6,167	6,205
Net revenues	85,848	86,964

Costs And Expenses:
Casino	16,108	16,430
Hotel	9,125	9,124
Food and beverage	13,240	13,052
Other operating expenses	2,958	3,041
Selling, general and administrative	28,867	28,800
Depreciation and amortization	8,099	9,403
Pre-opening costs	39	-
(Gain) loss on disposal of assets	(42)	32
Management fee - related party	250	250
Total costs and expenses	78,644	80,132

Income From Operations	7,204	6,832

Other Income (Expense):
Interest income	-	1
Interest expense	(10,524)	(11,062)
Total other expense, net	(10,524)	(11,061)

Net Loss	$(3,320)	$(4,229)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Casino	$152,563	$153,166
Hotel	50,407	49,288
Food and beverage	51,278	51,812
Tower, retail, entertainment and other	25,440	25,123
Gross revenues	279,688	279,389
Less promotional allowances	18,987	18,288
Net revenues	260,701	261,101

Costs And Expenses:
Casino	49,181	49,915
Hotel	26,458	26,439
Food and beverage	38,949	38,658
Other operating expenses	8,701	9,209
Selling, general and administrative	85,835	83,718
Depreciation and amortization	25,030	30,062
Pre-opening costs	39	-
(Gain) loss on disposal of assets	(49)	65
Management fee - related party	750	819
Total costs and expenses	234,894	238,885

Income From Operations	25,807	22,216

Other Income (Expense):
Loss on debt redemption	(1,112)	(1,378)
Interest income	-	2
Interest expense	(32,174)	(34,072)
Total other expense, net	(33,286)	(35,448)

Net Loss	$(7,479)	$(13,232)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(7,479)	$(13,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,030	30,062
Amortization of debt issuance and debt discount costs	4,217	3,934
Loss on debt redemption	1,112	1,378
(Gain) loss on disposal of assets	(49)	65
Changes in operating assets and liabilities:
Accounts receivable, net	(223)	(159)
Other assets	564	(1,821)
Accounts payable and accrued expenses	11,110	10,185
Related party activity, net	78	(190)
Net Cash Provided by Operating Activities	34,360	30,222

Cash Flows From Investing Activities:
Decrease in investments - restricted	-	960
Acquisition of property and equipment	(13,745)	(9,965)
Proceeds from sale of property and equipment	106	96
Net Cash Used in Investing Activities	(13,639)	(8,909)

Cash Flows From Financing Activities:
Deferred financing costs	(775)	-
Payments on note payable	(19,125)	(19,125)
Payments on capital lease obligation	(216)	(206)
Net Cash Used in Financing Activities	(20,116)	(19,331)

Net increase in cash and cash equivalents	605	1,982
Cash and cash equivalents - beginning of period	74,201	85,311
Cash and cash equivalents - end of period	$74,806	$87,293

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$18,758	$20,420

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$128	$-

See notes to condensed consolidated financial statements.

4

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2011	$-	$845,154	$845,154
Net loss	-	(7,479)	(7,479)
Balances at September 30, 2012	$-	$837,675	$837,675

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

These condensed consolidated financial statements should be read in conjunction with the notes to the 2011 audited consolidated financial statements presented in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends prior guidance to allow an entity to first evaluate qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amended guidance is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our financial statements.

Debt Issuance Costs

Debt issuance costs of $2.2 million and $2.1 million consist primarily of professional and registration fees directly related to the Company’s 11% Senior Secured Notes and are included on the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011, respectively. Included in the $2.2 million is approximately $775,000 of costs associated with the potential refinancing of the 11% Senior Secured Notes. If the potential refinancing is terminated, the costs associated with the potential refinancing will be expensed.

Reclassifications

Certain reclassifications have been made to the three and nine months periods ending September 30, 2011 consolidated financial statements to conform to the September 30, 2012 presentation. These reclassifications had no effect on net loss.

Note 3. Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 for both the three months ended September 30, 2012 and 2011. We incurred Highgate fees of approximately $750,000 and $819,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, we owed Highgate $0. During the first quarter of 2011 we provided IT consulting services to Highgate; we received consulting fees of approximately $0, and $10,000, respectively, for the three and nine months ended September 30, 2011. For the three months and nine months ended September 30, 2012 we did not provide any IT consulting services to Highgate. As of September 30, 2012 and December 31, 2011, Highgate owed us $0.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. We expensed fees of approximately $44,000 and $54,000 for the three months ended September 30, 2012 and September 30, 2011, respectively. We expensed fees of approximately $145,000 and $157,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, we owed TTL approximately $14,000 and $11,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as cash management and insurance brokers. We paid fees of approximately $355,000 and $18,000 for the three months ended September 30, 2012 and September 30, 2011, respectively. We paid fees of approximately $408,000 and $40,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We record these services as revenues. We recorded revenues of approximately $262,000 and $483,000 for the three and nine months ended September 30, 2012, respectively compared to approximately $292,000 and $530,000 for the three months and nine months ended September 30, 2011, respectively. During April 2012, Archon prepaid for certain construction management services. We have recorded approximately $86,000 in deferred revenues as of September 30, 2012. The services will be provided by us through December 31, 2012. As of September 30, 2012 and December 31, 2011, we owed Archon $0. As of September 30, 2012 and December 31, 2011, Archon owed us approximately $122,000 and $196,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $11,000 and $12,000 for the three months ended September 30, 2012 and September 30, 2011, respectively. We expensed fees of approximately $35,000 for both the nine months ended September 30, 2012 and September 30, 2011. As of September 30, 2012 and December 31, 2011, we owed Nor1 approximately $3,000 and $2,000, respectively.

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

As of September 30, 2012 and December 31, 2011, we had the following intangible assets.

		(in thousands)
		September 30, 2012			December 31, 2011
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(6,828)	$622	$7,450	$(5,711)	$1,739
Non-Compete Agreement	38 Months	1,045	(908)	137	1,045	(660)	385
		$8,495	$(7,736)	$759	$8,495	$(6,371)	$2,124

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$16,266			$17,631

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	September 30, 2012	December 31, 2011

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$337,500	$356,250
Unamortized discount	(9,578)	(13,897)
Capital lease obligations	1,703	1,919
Total long-term debt and capital lease obligations	329,625	344,272
Current portion of capital lease obligations	(301)	(289)
Total long-term debt and capital lease obligations, net	$329,324	$343,983

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

The fair value of our debt is estimated based on market prices for the same or similar issues. We issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $351.0 million as of September 30, 2012.

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

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Unaudited Condensed Consolidated Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:

•	the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas;
•	two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities; and
•	the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to and residents of Laughlin.

We believe that the Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius is the largest hotel by number of rooms in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, competitive value-oriented entertainment attractions. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Las Vegas is one of the largest entertainment markets in the country. We believe that the Las Vegas gaming market has two distinct sub-segments: the tourist market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.

We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin-in”, which are measures of the total amounts wagered by customers. “Win” and “hold percentage” represents the residual amount and the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 52.7% of our gross revenue for the three months ended September 30, 2012 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended September 30, 2012, with hotel sales representing 18.5% and food and beverage sales representing 18.7%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 51.6% of our expenses during the three months ended September 30, 2012, and the amount we spend on marketing, which represented approximately 2.4% of our expenses during the three months ended September 30, 2012. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of our operations for the periods indicated.

	Three months ended September 30,
	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$48.4	$49.2
Hotel	17.0	17.2
Food and beverage	17.2	17.5
Tower, retail, entertainment and other	9.4	9.3
Gross revenues	92.0	93.2
Less promotional allowances	6.2	6.2
Net revenues	85.8	87.0

Costs and expenses:
Casino	16.1	16.4
Hotel	9.1	9.1
Food and beverage	13.2	13.1
Other operating expenses	3.0	3.0
Selling, general and administrative	29.1	29.1
Pre-opening costs	-	-
Depreciation and amortization	8.1	9.4
Total costs and expenses	78.6	80.1
Income from operations	$7.2	$6.9

EBITDA Reconciliation:
Net loss	$(3.3)	$(4.2)
Interest expense	10.5	11.0
Depreciation and amortization	8.1	9.4
EBITDA	$15.3	$16.2

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

Our consolidated gross revenues decreased 1.3% to $92.0 million for the three months ended September 30, 2012 from $93.2 million for the three months ended September 30, 2011. The decrease in our gross revenues was due primarily to decreases in casino, hotel and food and beverage revenues. Our consolidated income from operations and EBITDA increased 4.3% and decreased 5.6% to $7.2 million and $15.3 million for the three months ended September 30, 2012 compared to $6.9 million and $16.2 million for the three months ended September 30, 2011, respectively. Income from operations for the three months ended September 30, 2012 was positively impacted by a 13.8% decrease in depreciation and amortization expenses to $8.1 million from $9.4 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, respectively. The decrease in depreciation and amortization expenses was due to certain of our property, plant and equipment assets reaching the end of their depreciable life during 2011.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.6% to $48.4 million for the three months ended September 30, 2012, compared to $49.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, slot machine revenues were 83.9% of casino revenues, and table game revenues were 12.6% of casino revenues, compared to 85.0% and 12.2% of casino revenues, respectively, for the three months ended September 30, 2011. Our slot revenues decreased 2.6% and table revenues increased 1.7% year-over-year. The increase in tables was the result of a 2.0 percentage point increase in hold and 7.8% decrease in drop compared to the three months ended September 30, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 14.3% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Race and sports book revenues increased 60.8% compared to the three months ended September 30, 2011 due to a 3.1% increase in handle and a 5.0 percentage point increase in hold. Bingo revenues declined 8.5% due primarily to a 10.1% decline in the number of patrons. Poker revenues decreased 19.5%. Casino operating expenses decreased 1.8% to $16.1 million for the three months ended September 30, 2012, compared to $16.4 million for the three months ended September 30, 2011. The decrease in expenses was due primarily to lower slot participation expenses and revenue taxes. Participation expenses consist of fees paid to game owners for the use of their games. Despite the decline in revenues, our casino operating margin was 66.7% for both the three months ended September 30, 2012 and 2011.

Hotel

Hotel revenues decreased 1.2% to $17.0 million for the three months ended September 30, 2012 from $17.2 million for the three months ended September 30, 2011.  Our combined room occupancy increased to 72.4% for the three months ended September 30, 2012 compared to 71.5% for the three months ended September 30, 2011 and the average daily room rate decreased 1.7% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Our hotel expenses were $9.1 million for both the three months ended September 30, 2012 and September 30, 2011. Due to the increase in occupancy and decline in revenues, our hotel operating margin decreased to 46.5% for the three months ended September 30, 2012 as compared to 47.1% for the three months ended September 30, 2011.

Food & Beverage

Food and beverage revenues decreased 1.7% to $17.2 million for the three months ended September 30, 2012, compared to $17.5 million for the three months ended September 30, 2011.  Overall, food covers and beverage covers decreased 6.5% and 4.0%, respectively, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  Average revenue per cover for the three months ended September 30, 2012 increased 5.0% compared to the three months ended September 30, 2011. Our food and beverage expenses increased 0.8% to $13.2 million for the three months ended September 30, 2012 compared to $13.1 million for the three months ended September 30, 2011. This increase was due to higher labor costs that were partially offset by a 0.4 percentage point decrease in our food and beverage cost of goods sold. Because of the decline in revenues and increase in expenses, our food and beverage operating margin decreased to 23.3% for the three months ended September 30, 2012 as compared to 25.1% for the three months ended September 30, 2011.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.1% to $9.4 million for the three months ended September 30, 2012 from $9.3 million for the three months ended September 30, 2011. Tower revenues increased 0.3% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was due primarily to a 14.0% increase in average revenue per guest admission compared to the three months ended September 30, 2011. Guest admissions declined 12.0% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Entertainment revenue increased 5.8% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Higher revenues associated with the Frankie Moreno Live at Stratosphere show were partially offset by a decrease in the number of events at the Aquarius. The American Superstars show at the Stratosphere closed on March 30, 2011, while Frankie Moreno Live at Stratosphere debuted on November 9, 2011. Retail revenue decreased 0.2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Other operating income increased 5.5% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in revenue was primarily due to higher rental income and management fee revenues. Other operating expenses were $3.0 million for both the three months ended September 30, 2012 and 2011.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.8% for the three months ended September 30, 2012 from 12.6% for the three months ended September 30, 2011. This increase was primarily due to the decrease in casino revenues combined with an increase in direct marketing room redemptions by our guests.

Pre-opening Expenses

Pre-opening expenses were $39,000 for the three months ended September 30, 2012, compared to $0 for the three months ended September 30, 2011. These expenses consisted of labor, equipment and supplies for the McCall’s Heartland Grill restaurant venue at the Stratosphere.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses were unchanged at $29.1 million, or 31.6% of gross revenues, for the three months ended September 30, 2012, compared to $29.1 million, or 31.2% of gross revenues for the three months ended September 30, 2011. Increases in sales tax, labor costs and repair and maintenance expenses were offset by declines in utilities and advertising expenses. Sales tax expenses for the three months ended September 30, 2012 includes approximately $192,000 in accruals for sales taxes on complimentary meals provided to customers and employees. In 2012, we began to accrue for sales taxes on complimentary meals provided to customers and employees based on a decision by the Nevada Tax Commission.

Interest Expense

Interest expense decreased 4.5% to $10.5 million for the three months ended September 30, 2012, compared to $11.0 million for the three months ended September 30, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principle amount of our 11% Senior Secured Notes on April 30, 2012.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended September 30,
	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$152.6	$153.2
Hotel	50.4	49.3
Food and beverage	51.3	51.8
Tower, retail, entertainment and other	25.4	25.1
Gross revenues	279.7	279.4
Less promotional allowances	19.0	18.3
Net revenues	260.7	261.1

Costs and expenses:
Casino	49.2	49.9
Hotel	26.5	26.4
Food and beverage	38.9	38.7
Other operating expenses	8.7	9.2
Selling, general and administrative	86.6	84.6
Pre-opening costs	-	-
Depreciation and amortization	25.0	30.1
Total costs and expenses	234.9	238.9
Income from operations	$25.8	$22.2

EBITDA Reconciliation:
Net loss	$(7.5)	$(13.2)
Interest expense	32.2	34.0
Depreciation and amortization	25.0	30.1
EBITDA	$49.7	$50.9

Our consolidated gross revenues increased 0.1% to $279.7 million for the nine months ended September 30, 2012 from $279.4 million for the nine months ended September 30, 2011. Our consolidated income from operations and EBITDA increased 16.2% and decreased 2.4% to $25.8 million and $49.7 million for the nine months ended September 30, 2012 compared to $22.2 million and $50.9 million for the nine months ended September 30, 2011, respectively. Income from operations for the nine months ended September 30, 2012 was positively impacted by a 16.9% decrease in depreciation and amortization expenses to $25.0 million from $30.1 million and a 16.1% decrease in advertising expenses to $4.7 million from $5.6 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, respectively. The decrease in depreciation and amortization expenses was due to certain of our property, plant and equipment assets reaching the end of their depreciable life during 2011. The decrease in advertising expenses was due to the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during the first quarter of 2011. Income from operations and EBITDA for the nine months ended September 30, 2012 was negatively impacted by a 2.4% increase in selling, general and administrative expenses (see Selling, General & Administrative “SG&A” below). EBITDA for the nine months ended September 30, 2012 was also negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. Similarly, EBITDA for the nine months ended September 30, 2011 was negatively impacted by a $1.4 million charge for the early redemption of debt related to the voluntary redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.4% to $152.6 million for the nine months ended September 30, 2012, compared to $153.2 million for the nine months ended September 30, 2011. Our slot and table revenues decreased 0.5% and increased 2.2%, respectively. For the nine months ended September 30, 2012, slot machine revenues were 84.8% of casino revenues, and table game revenues were 11.9% of casino revenues, compared to 84.9% and 11.6% of casino revenues, respectively, for the nine months ended September 30, 2011. Slot revenues decreased 0.5% due to a 0.1 percentage point decrease in hold while table revenues increased 2.2% due to a 1.4 percentage point increase in hold and 4.9% decrease in drop compared to the nine months ended September 30, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 7.4% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Lower bingo revenues were partially offset by increased race and sports book revenues. Race and sports book revenues increased 7.9% compared to the nine months ended September 30, 2011 due to a combination of a 0.7% increase in handle and a 0.8 percentage point increase in hold. Bingo revenues declined 46.3% due to a 9.9% decline in the number of patrons and a 3.7 percentage point decrease in hold. The decline in bingo patrons, which was especially pronounced during the three months ended June 30, 2012, coupled with increased promotional activity and special game offerings by our competitors, was the primary cause for the decline in revenues. Revenues for the three month period ended June 30, 2011 benefitted from a jackpot promotion at Arizona Charlie’s Boulder that boosted patron headcounts and revenues. Casino operating expenses decreased 1.4% to $49.2 million for the nine months ended September 30, 2012, compared to $49.9 million for the nine months ended September 30, 2011. The decrease in expenses was due primarily to lower slot participation expenses and repair and maintenance expenses. Participation expenses consist of fees paid to game owners for the use of their games. As a result, our casino operating margin was 67.8% for the nine months ended September 30, 2012, compared to 67.4% for the nine months ended September 30, 2011.

Hotel

Hotel revenues increased 2.2% to $50.4 million for the nine months ended September 30, 2012 from $49.3 million for the nine months ended September 30, 2011.  The increase in revenue was driven largely by higher occupancy for the Aquarius. Combined room occupancy increased to 70.5% for the nine months ended September 30, 2012 compared to 69.2% for the nine months ended September 30, 2011 and the average daily room rate increased 0.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Our hotel expenses increased 0.4% to $26.5 million for the nine months ended September 30, 2012 compared to $26.4 million for the nine months ended September 30, 2011 due primarily to higher costs associated with higher occupancy. Due to the increase in revenues, our hotel operating margin increased to 47.4% for the nine months ended September 30, 2012 as compared to 46.5% for the nine months ended September 30, 2011.

Food & Beverage

Food and beverage revenues declined 1.0% to $51.3 million for the nine months ended September 30, 2012, compared to $51.8 million for the nine months ended September 30, 2011.  Food and beverage revenues at the Aquarius declined 1.3% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to closures of certain of our food venues and bars to replace plumbing, equipment and fixtures during the three months ended March 31, 2012. Overall, food covers and beverage covers decreased 4.2% and 2.8%, respectively, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  Average revenue per cover for the nine months ended September 30, 2012 increased 3.4% compared to the nine months ended September 30, 2011. Our food and beverage expenses increased 0.5% to $38.9 million for the nine months ended September 30, 2012 compared to $38.7 million the nine months ended September 30, 2011. The increase in our food and beverage expenses was due primarily to higher labor costs and a 0.4 percentage point increase in our cost of goods sold due to rising product costs in general. Due to the decline in revenues, our food and beverage operating margin decreased to 24.2% for the nine months ended September 30, 2012 as compared to 25.3% for the nine months ended September 30, 2011.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.2% to $25.4 million for the nine months ended September 30, 2012 from $25.1 million for the nine months ended September 30, 2011. Tower revenues decreased 0.4% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Total guest admissions fell 3.1% while overall average revenue per guest admission rose 2.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Entertainment revenue declined 1.2% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due primarily to lower average ticket prices. Retail revenue decreased 2.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Other operating income increased 12.3% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in revenue was primarily due to higher ATM commission revenues and vendor rebates. Other operating expenses decreased 5.4% to $8.7 million for the nine months ended September 30, 2012 compared to $9.2 million for the nine months ended September 30, 2011. This decrease was primarily due to a reduction in labor costs, repair and maintenance expenses and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.5% for the nine months ended September 30, 2012 from 11.9% for the nine months ended September 30, 2011. This increase was primarily due to increased room and entertainment promotions. Room promotions increased due to increased direct marketing room redemptions by our guests and entertainment promotions increased due to the addition of the Frankie Moreno Live at Stratosphere show.

Pre-opening Expenses

Pre-opening expenses were $39,000 for the nine months ended September 30, 2012, compared to $0 for the nine months ended September 30, 2011. These expenses consisted of labor, equipment and supplies for the McCall’s Heartland Grill restaurant venue at the Stratosphere.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 2.4% to $86.6 million, or 31.0% of gross revenues, for the nine months ended September 30, 2012, compared to $84.6 million, or 30.3% of gross revenues for the nine months ended September 30, 2011. This increase was primarily due to higher sales tax, repair and maintenance, guest loss and damage provisions, printing and postage expenses and labor costs. Sales tax expenses for the nine months ended September 30, 2012 includes approximately $248,000 for audit assessment related to a Nevada Department of Taxation audit. Additionally, as a result of a decision by the Nevada Tax Commission, we began to accrue for sales taxes on complimentary meals provided to customers and employees resulting in an additional $498,000 in expenses. Repair and maintenance expenses include approximately $470,000 for a plumbing and drain repair project at Arizona Charlie’s Decatur and $188,000 in building repairs at the Aquarius. For the nine months ended September 30, 2011 guest loss and damage expense benefited from a credit of approximately $190,000 for the reduction in liability for two major claims. The increased expenses were partially offset by reduced advertising and utilities expenses. Advertising expenses declined to approximately $4.7 million during the nine months ended September 30, 2012 compared to $5.6 million during the nine months ended September 30, 2011, which included the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the launch of Ron’s Steakhouse at Arizona Charlie’s Decatur during the nine months ended September 30, 2011.

Interest Expense

Interest expense decreased 5.3% to $32.2 million for the nine months ended September 30, 2012, compared to $34.0 million for the nine months ended September 30, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on May 31, 2011 and the redemption of an additional 5% of the aggregate principle amount of our 11% Senior Secured Notes on April 30, 2012.

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

As of September 30, 2012 we had $74.8 million in unrestricted cash and cash equivalents compared to $87.3 million on September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 was $34.4 million compared to $30.2 million for the nine months ended September 30, 2011. The increase in cash flow from operations was driven by decreases in expenses and interest expense of $3.5 million and $1.9 million, respectively.

During the nine months ended September 30, 2012, our total capital expenditures were $13.9 million (including approximately $128,000 in non-cash items), of which approximately $1.7 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $3.0 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.1 million on information technology and $6.8 million on our facilities and operations. For the nine months ended September 30, 2011, our total capital expenditures were $10.0 million, of which approximately $2.9 million was spent on slot machine replacements and conversions, $900,000 on hotel room renovations and upgrades, $1.7 million for renovations to our public areas and food and beverage venues and $4.5 million on our facilities, operations and information technology.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $18.0 million on regular maintenance and renovation capital projects during 2012.

We may, from time to time, seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On April 30, 2012, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. On May 31, 2011, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption dates. We have deferred approximately $775,000 of costs associated with the potential refinancing of our 11% Senior Secured Notes; these costs are included in debt issuance costs on our September 30, 2012 consolidated balance sheet. If the potential refinancing is terminated, the costs associated with the potential refinancing will be expensed.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $351.0 million as of September 30, 2012.

For the nine months ended September 30, 2012, we incurred approximately $32.2 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 22, 2012 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended September 30, 2012.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	November 9, 2012

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month ended September 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the nine months ended September 30, 2012; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Pursuant to rule 406T of Regulation S-T, the XBRL related information in this exhibit is furnished and not filed or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange of 1934, as amended, and otherwise is not subject to liability under these sections.

