Form 10-K
period 2012-12-31
American Casino & Entertainment Properties LLC
filed 2013-03-21
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE cOMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

YEAR ENDED DECEMBER 31, 2012

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

Pursuant to the Amended Operating Agreement, holders of Class A Interests are entitled to one vote per interest in all matters to be voted on by our voting members. Except as otherwise expressly required by law, holders of Class B Interests have no right to vote on any matters to be voted on by our members. Holders of Class A Interests and Class B Interests have no preemptive rights, no other rights to subscribe for additional interests, no conversion rights and no redemption rights, do not benefit from any sinking fund, and do not have any preferential rights upon a liquidation.

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

Summary

As used in this Annual Report on Form 10-K, the terms ‘‘ACEP’’, ‘‘we’’, ‘‘our’’, ‘‘ours’’ and ‘‘us’’ refer to American Casino & Entertainment Properties LLC, or ACEP, or the Company, unless the context suggests otherwise.

Our four properties primarily target middle-market, value-oriented gaming customers. We generate a significant amount of our business from both the fly-in and drive-in markets. We are committed to providing our customers a high level of customer service. In the last few years, we have invested significant capital into targeted improvements at each of our properties. This has included making renovations to the hotel rooms and common areas at the Stratosphere, including refreshing the entrances, restrooms, restaurants, pool and gaming floor, as well as adding new attractions, such as McCall’s Heartland Grill, which opened in October 2012, and Sky Jump, which opened in 2010. We have also invested capital in making renovations at the Aquarius, including renovations to the standard rooms and suites, gaming floor, common areas and restaurants. We also opened a new premium restaurant, Ron’s Steakhouse, at Arizona Charlie’s Decatur in December 2010. We believe these improvements allow us to continue to offer high quality products to our customers and position us for revenue growth as the Las Vegas and Laughlin gaming markets recover.

Our Strengths

Diverse Gaming Portfolio

Our four gaming properties operate in three distinct Nevada gaming markets: Las Vegas Strip, Las Vegas locals and Laughlin, Nevada. Our properties attract a mix of local gaming customers and destination travelers, and we generate business from both the fly-in and drive-in markets. We believe that the diverse nature of our properties and the markets in which they operate provide a more stable revenue stream and customer base as compared to casino operators in Nevada that target only a single market.

As a Las Vegas Strip property, the Stratosphere appeals to destination travelers, with approximately 18% of identified tracked play for the year ended December 31, 2012 coming from locals, approximately 22% coming from within a 51-350 mile radius, approximately 51% coming from outside a 350 mile radius and approximately 9% whose origin is unknown. Based on estimates, it is believed that most of the unknown origin is international business.

The Arizona Charlie’s properties primarily serve local Las Vegas customers and their guests. The Arizona Charlie’s properties provide an alternative for locals who prefer a local gaming experience to the Las Vegas Strip atmosphere. For the year ended December 31, 2012, approximately 73% of tracked play comes from players within a five mile radius of each of the Arizona Charlie’s properties and approximately 96% of the tracked play came from players who live within ten miles. Arizona Charlie’s Boulder serves the locals market in the eastern metropolitan area of Las Vegas and Arizona Charlie’s Decatur serves the locals market in the heavily populated west Las Vegas area.

We believe that the Aquarius is a leader in its market. The Aquarius appeals to local Laughlin customers, but it is also positioned as an alternative value destination for customers travelling from Nevada, Arizona and Southern California. For the year ended December 31, 2012, the local market contributed 29% of the tracked play, with 51% coming from within a 51-350 mile radius and approximately 20% coming from outside a 350 mile radius.

Lower Risk Revenue Stream

Each of our casinos emphasizes slot play, with substantially more slot machines than other games. Our marketing efforts and rewards programs target and incentivize slot play and help drive slot revenues. For the year ended December 31, 2012, slot revenues represented 85.1% of total gaming revenue, while table revenue and other revenue contributed 11.8% and 3.1%, respectively. We believe that revenue from slot play is more predictable and more stable than revenue from table game play (particularly high-end table game play) and, as a result, our revenue stream from casino play is more predictable and less volatile than that of gaming operators that rely more on high-end table game play. Our ability to create a defined hold percentage and select the denominations and types of games on our slot floor help promote the predictability of our slot play revenue.

Revenue volatility is also mitigated because we cater to middle-market customers, and we generally do not attract high-end customers. As a result, we do not issue significant amounts of credit to our customers, the need to accept discounts on losses is rare and our revenues are not tied to whether a small group of high-end customers win or lose in their wagering

Upgraded Portfolio Positioned for Market Recovery

Our capital programs are focused on renovating and improving the amenities offered at our properties with the goal of encouraging our guests to spend more time and money at our properties.

Since the current management assumed control in 2008, we have invested more than $77 million of capital in projects across the portfolio. These projects included room renovations, new restaurants, gaming floor improvements, gaming equipment upgrades and replacements, pool renovations and other capital improvements. The most significant investments have been at the Stratosphere and Aquarius, where we have spent $40.9 million and $32.7 million, respectively, since 2008. At the Stratosphere, we have focused our investments on room and casino renovations, food and beverage amenities and new attractions. At the Aquarius, we have focused our investments on renovations to the rooms and suites, gaming floor, common areas, restaurants and the pool. In addition, we also opened the premium restaurant Ron’s Steakhouse at Arizona Charlie’s Decatur in December 2010.

We believe that we have already seen benefits of this investment as noted above. At the Stratosphere, average daily room rate, or ADR increased 12.5% from 2009 to 2012 and revenue per available room, or RevPar increased 4.5% in 2012 compared to 3.6% for the broader Las Vegas market in 2012. We believe these strong results were driven by our ability to capitalize on the overall growth in visitation to Las Vegas coupled with the property improvements made by our management. At the Aquarius, RevPAR grew 21.3% from 2009 to 2012. ADR has grown year-on-year each year since 2008, and ADR was up 0.6% in 2012 as compared to 2011. This compared to the overall Laughlin market that experienced an increase in ADR of 3.4% in 2012 compared to 2011. The Aquarius has been able to achieve these positive results even as the broader Laughlin market has experienced a decline of 6.2% in the number of occupied rooms in 2012 as compared to 2011.

In addition, we also believe that the investments made are supporting a recovery in our gaming business. At the Stratosphere, gaming revenue per occupied room increased 1.9% in 2012 from 2011. Our non-gaming business is also benefiting, with food revenue per occupied room increasing 0.5% in 2012 as compared to 2011. At the Aquarius, gaming revenue performance has been resilient. During 2012, casino revenues grew 3.6% as compared to 2011. This was achieved despite gross gaming revenues in the Laughlin market declining 0.6% in 2012 as compared to 2011. A significant contributing factor to the gaming revenue performance of the Aquarius has been its ability to increase market share, with the Aquarius’ share of Laughlin slots gross revenue estimated to be up by 2.0 percentage points since 2009.

We believe that the properties are well positioned to maximize revenues from our existing customers, encourage repeat visits and increase cash flow as the market continues to recover.

Experienced Management Team

Since our acquisition in 2008 we have been managed by a team with extensive experience in gaming operations. Frank Riolo, who was named our CEO in April 2008, was formerly the CEO of the Viejas Casino. Over the four-year period that Mr. Riolo was the CEO of the Viejas Casino, EBITDA and operating margins increased significantly and measures of guest and employee satisfaction improved. Mr. Riolo led a restructuring of the Viejas Casino that involved increasing the property size while reducing the number of employees to operate more efficiently. Ned Martin, who was named our CFO in October 2008, has held senior-level positions in finance, operations and gaming development with Station Casinos, Inc., Silverton Casino, LLC and the Maloof Companies. Mssrs. Riolo and Martin are supported by property-level general managers that each have more than 20 years of experience in the gaming and hotel industries. The management team is focused on designing and executing key operating strategies to grow the revenues and profitability of the portfolio.

Our Business Strategy

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

The mix of slot play product is regularly modified to maximize revenues while also providing customers with the most current and popular games available. In addition, our ace|PLAY program enables customers to earn rewards, further encouraging frequent visits by our customers.

Delivering a High Level of Customer Service

Our employees participate in regular customer service training programs. We routinely conduct comprehensive customer surveys at all of our properties, and we pursue a process of continuous improvement at our properties based on the information gathered from our customer satisfaction surveys. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Position Our Properties to Better Target Their Respective Markets

Our management team continues to focus on improving our existing facilities, customer service, and positioning each property to target its respective market. We deploy capital strategically into value-enhancing projects to help increase the amount of time and money spent at our properties and to attract new customers. We continue to focus on rationalizing our marketing by focusing on customer reinvestment rates and working to maximize yield on existing customers. Our strategy for each property is summarized below:

Stratosphere

We seek to position the Stratosphere as the property of choice in the middle-market segment on the Las Vegas Strip. Our key objectives are to attract customers to the Stratosphere with a high propensity to gamble, and once they are at the Stratosphere, to increase the length of stay and the amount of time and money they spend at the property. To achieve these objectives, we have invested in targeted improvements to the hotel rooms and common areas, including the entrances, restrooms, restaurants, pool and gaming floor, as well as adding new attractions, such as Sky Jump, which opened in 2010.

Arizona Charlie’s Properties

At our Arizona Charlie’s properties, we are focused on maintaining market share and customer loyalty in the local Las Vegas market while preserving discipline in our promotional incentives. We use targeted promotional initiatives as part of our rewards program and we believe that these initiatives will help us increase player spend and differentiate the properties from their competitors. We also invest capital in projects to maintain the overall appeal of the properties.

Aquarius

We are focused on positioning the Aquarius as the high-end gaming venue in Laughlin and increasing market share and cash flow. We work to rationalize our marketing expense and player reinvestment rates in order to increase yield on gaming customers. We believe that the recent renovations of the hotel rooms, the gaming floor and the pool area will attract both tourists and locals, helping us to increase cash flow and increase or maintain our average daily room rate.

Our Gaming and Entertainment Properties

Stratosphere, Casino Hotel & Tower:  Our largest property is the Stratosphere, a gaming and entertainment complex that comprises the Stratosphere Tower, a hotel, a casino and a retail center. The Stratosphere is located on approximately 34 acres of land at the northern end of the Las Vegas Strip, of which approximately 17 acres have been developed.

The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River and a well-recognized landmark in Las Vegas. The Stratosphere Tower boasts amenities including an award-winning, 336-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the highest amusement rides in the world, including Sky Jump Las Vegas. The Stratosphere Tower also has a bar overlooking the Las Vegas Strip and a 156-seat cocktail lounge inside Top of the World, a wedding chapel and an event space.

As of December 31, 2012, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 953 slot machines, 44 table games, a 16-table poker room and a race and sports book. The Stratosphere’s hotel has a total of 2,427 rooms, including 909 rooms that were renovated at the end of 2010 and 133 suites.

The retail center, located on the second floor of the building, occupies approximately 150,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. Adjacent to the retail center is a 550-seat music venue that is currently home to Frankie Moreno Live at Stratosphere, and our newest show PIN-UP, featuring Claire Sinclair, 2011 Playboy’s Playmate of the Year and Bettie Page Clothing model in a high energy, original show. Both shows are designed to appeal to our value-oriented Las Vegas visitors. In addition, there are also a number of dining venues available including our newest restaurant McCall’s Heartland Grill, which opened in late October 2012 and has received critical acclaim from numerous Las Vegas publications, Fellini’s Ristorante®, McDonald’s®, El Nopal®, Chicago Hot Dog®, Tower Pizzeria®, Starbucks® and Roxy’s Diner.

We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to our ability to maintain relatively high occupancy and visitor levels and enhanced the Stratosphere’s competitive position with respect to other operators targeting middle-market visitors to Las Vegas.

Arizona Charlie’s Decatur:  Arizona Charlie’s Decatur is a full-service casino and hotel geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Decatur is located on approximately seven acres of land approximately four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas.

As of December 31, 2012, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with 1,138 slot machines, 12 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and generates high volumes of play and, as a result, Arizona Charlie’s Decatur derives a significant proportion of its revenue from the casino. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play. As of December 31, 2012, the hotel at Arizona Charlie’s Decatur has 258 rooms, including nine suites. Arizona Charlie’s Decatur has three restaurants, including its new premium restaurant, Ron’s Steakhouse, which opened in December 2010. In addition, Arizona Charlie’s Decatur has a Subway® and a Noble Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.

We have invested $1.7 million to improve Arizona Charlie’s Decatur for the year ended December 31, 2012.

Arizona Charlie’s Boulder:  Arizona Charlie’s Boulder is a full-service casino, hotel and recreational vehicle, or RV Park, geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Boulder is situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the most heavily traveled east/west highway in Las Vegas.

As of December 31, 2012, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space with 907 slot machines, 10 table games, a bingo parlor and a race and sports book. Arizona Charlie’s Boulder targets local slot players and, as a result, a significant proportion of its revenue is derived from the casino. As of December 31, 2012, the hotel at Arizona Charlie’s Boulder has 303 rooms, including 219 suites. Arizona Charlie’s Boulder has four restaurants and three bars in the casino area.

Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30 to70-foot pull through stations and over 200 spaces. The RV park offers nightly, weekly and monthly rates and a range of services, including laundry facilities, game and exercise rooms, a swimming pool, a whirlpool, shower facilities and WiFi access.

Hotel customers for Arizona Charlie’s Decatur and Boulder include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location or cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.

Aquarius Casino Resort:  The Aquarius is a tourist, as well as locals, oriented gaming and entertainment destination property. The Aquarius is located on approximately 18 acres of land next to the Colorado River in Laughlin, Nevada. In 2008, we completed a $54.0 million capital improvement program for the Aquarius. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines, new signage, and renovations to our suites as well as our standard rooms.

As of December 31, 2012, the casino at Aquarius contained approximately 57,000 square feet of gaming space with approximately 1,235 slot machines, 38 table games and a race and sports book.

The Aquarius is the largest hotel by number of rooms in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; and three restaurants that we own: the Vineyard, which is designed for fine dining, the Windows on the River Buffet, and Café Aquarius, a 24 hour diner. The Aquarius has four nationally recognized leased restaurants: Outback Steakhouse®, Subway®, McDonalds®, and Panda Express®. Additionally, the Aquarius operated a Starbucks® under license. The license agreement expired on February 28, 2013 and was not renewed. The space is being converted into a new coffee and wine bar owned by us, which should be open in the second quarter of 2013. The Aquarius also has three bars providing retail drinks and video poker to casino customers.

The Aquarius contains approximately 35,000 square feet of meeting space, with approximately 19,300 square feet devoted to a pavilion which can accommodate up to 2,100 guests. The property also has a club that is situated on the first floor adjacent to the casino and can accommodate up to 300 guests. The outdoor amphitheater hosts headliner concerts and can accommodate up to 3,300 guests. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.0 million visitors in 2001 to 39.7 million visitors in 2012. The number of hotel and motel rooms in Las Vegas has increased from 126,787 at the end of 2002 to 150,481 at the end of 2012, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. Even though hotel occupancy increased from 86.9% for 2011 to 87.4% for 2012, it is still well below the peak of 94.0% in 2007.

Las Vegas saw an increase in tourism in 2012 according to the LVCVA as visitor volume was approximately 39.7 million people in 2012, up 2% from approximately 38.9 million in 2011. Along with the increase in visitors, the hotel ADR increased by 2.8% in 2012 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2002 and 2012, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.9%. Gaming revenues for 2012 totaled approximately $6.2 billion, a 2.3% increase from 2011. As was the case in 2011, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2012. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.1 million in 2002 to 4.9 million in 2012. Convention attendance increased 1.6% during 2012 compared to 2011 and has increased 10% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,584,944 in 2002 to an estimated 1,988,492 in 2012, a compound annual growth rate of 25.4%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2011 to 2012, it is estimated that Las Vegas experienced a 0.9% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,333 rooms and its gaming revenue for 2012 was $462 million, down 0.6% from 2011.

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

Registration Requirements

On September 20, 2012, the Nevada Gaming Commission issued a Fourth Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order restates the provisions of the Third Revised Order of Registration entered on May 19, 2011, which (1) prohibits Holdings from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect interest in our membership interests or any other security convertible into or exchangeable into our Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior approval of the Commission, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.

The Fourth Revised Order of Registration also licensed ACEP as sole member of ACEP Management, LLC and ACEP Interactive, LLC; licensed ACEP Management, LLC as a key executive of ACEP Interactive, LLC and approved ACEP Management, LLC to receive a percentage of gaming revenue from ACEP Interactive, LLC. The statutory provisions which govern interactive gaming in Nevada provide, however, that a license to operate interstate interactive gaming does not become effective until: (i) a federal law authorizing the specific type of interactive gaming for which the license was granted is enacted; or (ii) the United States Department of Justice notifies the Nevada Gaming Control Board or the Nevada Gaming Commission in writing that it is permissible under federal law to operate the specific type of interactive gaming for which the license was granted. The license received by ACEP Interactive, LLC, currently authorizes only intrastate interactive gaming as defined in Nevada law to mean the conduct of gambling games through the use of communications technology that allows a person, utilizing money, checks, electronic checks, electronic transfers of money, credit cards, debit cards or any other instrumentality, to transmit to a computer information to assist in the placing of a bet or wager and corresponding information related to the display of the game, game outcomes or other similar information,” including, without limitation, “Internet poker” but excluding “the operation of a race book or sports pool that uses communications technology approved by the Board pursuant to regulations adopted by the Commission to accept wagers originating within this state for races, or sporting events or other events.”

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

If the Nevada Gaming Authorities were to find an equity or debt security holder, officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to timely file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

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

Entities or persons seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

Local License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the equity of an entity which holds or controls an entity which holds a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

Employees

At December 31, 2012, we had approximately 4,400 employees, of which approximately 1,700 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good. At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 995 expires on March 31, 2013. The collective bargaining agreement the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was extended by the parties until May 31, 2013. At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and the agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012. The collective bargaining agreement with the United Steelworkers of America expires on April 1, 2013. We do not expect any work stoppages or slowdowns.

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

Item 1A. RISK FACTORS

The future is uncertain and our history may not be an indicator of our future performance. In the future, we may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

Although we generated operating income of $28.1 million and $26.3 million for the years ended December 31, 2012 and December 31, 2011, respectively, we may experience reduced operating income or incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

•	maintaining or enhancing our properties;

•	taking advantage of future opportunities;

•	growing our business; or

•	responding to competitive pressures.

Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, and servicing the payments on such debt which could adversely affect our results of operations and financial condition. Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, is particularly sensitive to reductions in discretionary spending on leisure activities, including as a result of downturns in the economy. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of a decline in consumer confidence in the economy, unemployment, disruptions in the credit markets, the impact of high energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, or fears of war or acts of terrorism can reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

The economic recession that occurred in the United States from 2008 – 2009 significantly affected our business and continues to affect our business and the markets in which we operate. We reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for promotional incentives reduced revenue and operating margins. At the same time, we found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. Although operating margins have recently improved, there can be no assurance that these circumstances will not reoccur. As a result of the recession, tourism and the residential and commercial real estate markets in and around Las Vegas experienced a significant decline and construction spending in the Las Vegas area (which has historically been an important driver for the local economy) significantly decreased. These factors have resulted in a decline in the amount of spending in Las Vegas. For example, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.4 billion in 2012, which is 13.7% below the peak of approximately $10.9 billion in 2007. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

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

Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 90 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•	local economic conditions, including the economic downturn in the Las Vegas metropolitan area discussed in “— Our business is particularly sensitive to reductions in discretionary consumer spending, including as a result of downturns in the economy;”

•	local competitive conditions;

•	reduced land and air travel due to increasing fuel costs, reduced flights into Las Vegas, or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes; and

•	a decline in the number of visitors to Las Vegas and Laughlin, Nevada.

Local Competitive Risks.  In addition to the risks described under “— If we are unable to compete effectively against our competitors, our business will suffer”, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our customers. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos or hotel room capacity is expanded by others in major destination locations, competition will increase. As a result of the increase in product available to our potential customers and the recession that occurred in 2008 – 2009, we are competing for a smaller number of potential customers with fewer dollars to spend with a larger number of competitors. Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets and depend on the local markets for customers. Competition for local customers has historically been intense, and is particularly intense in the eastern Las Vegas locals market, where Arizona Charlie’s Boulder is located. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, new attractions in Las Vegas that may compete with the Stratosphere Tower are currently under construction and may be completed in 2013.

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

.If we are unable to compete effectively against our competitors, our business will suffer.

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

In recent years, as casino operators have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the markets in which we operate, and this intense competition is expected to continue. In addition, a number of operators have constructed facilities that target similar customer bases, which has particularly affected the Arizona Charlie’s properties. In response to this competition, we engage in promotional activities that reduce revenue and operating margins to try to attract customers. This increased competition has negatively affected our operations, particularly at Arizona Charlie’s Boulder, and may continue to negatively affect our operations.

An increase in operating costs for our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the regulatory environment which impose additional restrictions or increase our operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	as of December 31, 2012, approximately 39% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities (See the Risk Factor “Work stoppages, labor problems, and unexpected shutdowns…” discussed below);

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;

•	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have budgeted; and

•	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers.

If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to suffer.

Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

Approximately 1,700 of our 4,400 employees are covered by collective bargaining agreements. Any work stoppage at one or more of our casino properties could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. As a result, a strike or other work stoppage at one of our casino properties could have an adverse effect on the business of our casino properties and our financial condition and results of operations.

At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 995 expires on March 31, 2013. The collective bargaining agreement the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was extended by the parties until May 31, 2013. At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and the agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012. The collective bargaining agreement with the United Steelworkers of America expires on April 1, 2013. We do not expect any work stoppages or slowdowns. Any unexpected shutdown of one of our casino properties could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.

Changes in tax laws could increase our cost of doing business and negatively affect our business.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) convenes every two years. From time to time, there have been gaming revenue tax increase proposals in Nevada. In prior sessions, the Nevada Legislature did approve a 3% increase in the tax charged against room sales. Although this tax is passed on to our guests, the effect of this tax is to increase the cost to our guests of staying in hotels and, therefore, could negatively impact visitation and/or other expenditures. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. We have also experienced increases in the State Unemployment Tax rate and new sales taxes on complimentary meals, goods and services provided to our customers and employees. The State of Nevada projects a budget shortfall from 2013 to 2015. The Nevada Legislature convened again in 2013. During the session, legislators will consider a 2% Gross Margins Tax on businesses operating in Nevada. If the initiative is not approved, it will be included on the 2014 general election ballot. We cannot assure you that our taxes or fees will not be increased.

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

We require significant amounts of working capital to operate our business. Our primary source of cash is from the operation of our properties. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business and our ability to meet our obligation to make payments on the 11% Senior Secured Notes.

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

Conditions in the financial system and the capital and credit markets may negatively affect our ability to raise capital to fund capital expenditures, pursue proposed management, expansion or acquisition opportunities or refinance our significant indebtedness.

Our businesses are capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction projects and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.

The financial markets in the United States and internationally have been marked by volatility, which has at times reduced the availability and, in particular, increased the cost of financing for issuers like us with a rating below investment grade. Although we have significantly reduced our debt as a result of the Restructuring, we still have significant debt relative to our EBITDA. Although recent financings in the casino industry have occurred at a lower cost than in recent years, we cannot predict the availability of financing with any certainty or how we will be impacted in the future. On June 15, 2013, we have the right under our Indenture to call our outstanding Senior Secured Notes at Par. Our Senior Secured Notes mature on June 15, 2014. There can be no assurance that we will be able to secure financing in the future at all or at a cost comparable to or lower than what is available in the current credit markets or on favorable terms.

Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. If we do not have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

We will regularly pursue new gaming acquisition and management opportunities and may not be able to recover our investment or successfully expand to additional locations.

We will regularly evaluate and pursue new gaming acquisition and management opportunities in existing and emerging jurisdictions. These opportunities may take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or management opportunities, our ability to benefit from such investments will depend upon a number of factors including:

•	our ability to identify and acquire attractive acquisition opportunities and management sites;

•	our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number;

•	certain political factors, such as local support or opposition to development of new gaming facilities or legalizing casino gaming in designated areas;

•	the availability of adequate financing on acceptable terms (including waivers of restrictions in existing credit arrangements); and

•	our ability to identify and develop satisfactory relationships with joint venture partners.

Most of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investment in any new gaming management opportunities or acquired facilities, or successfully expand to additional locations.

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

The expansion of Native American and other casinos outside of the markets in which our casinos are located, particularly Native American casinos located in California, continues to have an impact on casino revenues in Nevada. For instance, in California, some Native American casino compacts do not limit the number of slot machines at those casinos (which were limited under prior compacts). Additionally, the federal government and various states are currently considering legislation authorizing internet gaming. While the effect of increased casino gaming in California and other states and the potential widespread availability of legal internet gaming is difficult to predict, our revenues could decline if such competing gaming operations attract customers who would otherwise travel to Las Vegas or Laughlin or otherwise use our facilities, and such impact may be significant.

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

We face the risk of fraud or cheating.

Gaming customers may attempt or commit fraud or otherwise cheat in order to increase their winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics and could include collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, thereby adversely affecting our business, financial condition, plan of operations and cash flows.

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

Significant negative industry or economic trends, including reduced estimates of future revenues and cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2011 and 2010, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our results of operations.

For example, for the years ended December 31, 2011 and 2010, we recorded $290,000 and $2.0 million in aggregate non-cash impairment charges to write-down certain portions of our trade name assets to their fair value. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

Although there were no impairment charges for the year ended December 31, 2012, our Arizona Charlie’s Boulder property in particular may incur future impairment charges.

The primary reason for these impairment charges relates to the ongoing uncertainty in our economy, which has caused us to reduce our estimates for projected revenues and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

All of the Class A voting membership interests of ACEP are held by Voteco, the members of which are comprised of current managing directors of Goldman Sachs. As such, the members of Voteco have the power to control our affairs and policies and to control the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Goldman Sachs, Whitehall 2007 and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Goldman Sachs, Whitehall 2007 and their affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Goldman Sachs has agreed with the Nevada gaming authorities not to take any action to influence the members of Voteco in the exercise of their management or voting rights in respect of our gaming operations, and that the exercise of any such rights shall be made by the members of Voteco independently and without consultation with Goldman Sachs. However, since the members of Voteco are also officers of Goldman Sachs and the general partners of Whitehall 2007, it should be expected that the members of Voteco will act in what they independently perceive to be the best interests of Goldman Sachs, Whitehall 2007 and their affiliates and that the interests of Goldman Sachs, Whitehall 2007 and their affiliates will dictate or strongly influence their decision making.

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

As of December 31, 2012, there was no public market for our common equity.

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

The selected historical consolidated financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 (Successor), the years ended December 31, 2012, 2011, 2010 and 2009, the period February 21, 2008 through December 31, 2008 (Successor) and the period January 1, 2008 through February 20, 2008 (Predecessor), each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Successor					Predecessor
					Period from February 21, 2008 through	Period from January 1, 2008 through
	Years ended December 31,				December 31,	February 20,
	2012	2011	2010	2009	2008	2008
		(in thousands)
Income Statement Data:
Revenues:
Casino	$200,676	$202,219	$204,958	$215,181	$219,956	$36,539
Hotel	64,099	63,983	55,900	59,348	69,483	11,683
Food and beverage	66,906	68,362	67,181	73,285	77,230	12,354
Tower, retail and other	33,161	32,658	33,371	33,925	34,179	4,651
Gross revenues	364,842	367,222	361,410	381,739	400,848	65,227
Less promotional allowances	25,113	24,655	24,322	25,689	36,097	5,608
Net revenues	339,729	342,567	337,088	356,050	364,751	59,619

Costs and expenses:
Casino	65,085	66,082	66,318	70,312	72,563	12,379
Hotel	34,072	34,305	33,343	34,143	29,418	4,686
Food and beverage	51,645	51,314	50,478	55,258	52,638	8,422
Other operating expenses	11,496	12,001	13,123	13,253	14,629	2,150
Selling, general and administrative	115,039	112,243	110,499	114,344	118,549	19,443
Depreciation and amortization	33,311	39,056	46,382	41,317	31,288	5,062
Pre-opening costs	72	-	307	-	-	-
(Gain) loss on disposal of assets	(70)	(74)	4,308	752	875	-
Management fee - related party	1,000	1,070	1,500	1,750	2,578	-
Impairment of assets	-	290	2,000	7,114	11,894	-
Total costs and expenses	311,650	316,287	328,258	338,243	334,432	52,142

Income from operations	28,079	26,280	8,830	17,807	30,319	7,477

Other income (expense):
Loss on debt redemption	(1,112)	(1,378)	-	-	-	(13,580)
Interest income	-	2	15	99	813	322
Interest expense	(42,765)	(45,168)	(45,592)	(18,328)	(2,601)	(2,564)
Interest expense - related party	-	-	-	(21,398)	(59,946)	-
Total other expense, net	(43,877)	(46,544)	(45,577)	(39,627)	(61,734)	(15,822)

Loss before income taxes	(15,798)	(20,264)	(36,747)	(21,820)	(31,415)	(8,345)

Benefit for income taxes(1)	-	-	-	-	-	(2,920)
Net loss	$(15,798)	$(20,264)	$(36,747)	$(21,820)	$(31,415)	$(5,425)

OTHER FINANCIAL DATA:
Capital expenditures	$17,406	$15,511	$36,110	$14,985	$34,934	$5,265

(1)	Since the Acquisition on February 20, 2008, ACEP is a disregarded entity for federal and state tax purposes and all the tax on its income is borne by its members. As a result, ACEP no longer records a provision for taxes on its statement of operations.

Consolidated Balance Sheet ($ in thousands)

	Successor
	As of December 31,
	2012	2011	2010	2009	2008
Cash	$63,169	$74,201	$85,311	$101,092	$30,366
Restricted Cash (1)	—	—	—	—	41,002
Total Assets	1,193,539	1,222,029	1,256,403	1,288,959	1,303,310
Total Debt (2)	330,824	344,272	357,813	353,894	1,109,810
Total Liabilities	364,183	376,875	390,985	386,794	1,152,012
Total Members’ Equity	$829,356	$845,154	$865,418	$902,165	$151,298

(1)	Under the Original Term Loans and the Restructured Term Loan, we were required to fund certain reserve accounts that were restricted for capital expenditures, interest, taxes and insurance. Under the indenture for the notes, there are no cash reserve requirements.

(2)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:

•	the Stratosphere, Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas;

•	two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities; and

•	the Aquarius Casino Resort in Laughlin, Nevada, which caters to visitors to and residents of Laughlin.

We believe that the Stratosphere is one of the most recognizable landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius is the largest hotel by number of rooms in Laughlin.

We currently offer gaming, hotel, dining, entertainment, retail and other amenities at our properties.We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin in”, which are measures of the total amounts wagered by customers. Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; more specifically slot play (including video poker). Approximately 55.0% of our gross revenue in 2012 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2012, with hotel sales representing 17.6% and food and beverage sales representing 18.3%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 51.3% of our expenses during fiscal year 2012, and the amount we spend on marketing, which represented approximately 3.1% of our expenses during fiscal year 2012. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.0 million visitors in 2001 to 39.7 million visitors in 2012. The number of hotel and motel rooms in Las Vegas has increased from 126,787 at the end of 2002 to 150,481 at the end of 2012, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. Hotel occupancy has increased from 86.9% for 2011 to 87.4% for 2012, however, it is still well below the peak of 94.0% in 2007.

Las Vegas saw an increase in tourism in 2012 according to the LVCVA as visitor volume was approximately 39.7 million people in 2012, up 2% from approximately 38.9 million in 2011. Along with the increase in visitors, the hotel average daily room rate, or ADR increased by 2.8% in 2012 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2002 and 2012, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 2.9%. Gaming revenues for 2012 totaled approximately $6.2 billion, a 2.3% increase from 2011. As was the case in 2011, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2012. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.1 million in 2002 to 4.9 million in 2012. Convention attendance increased 1.6% during 2012 compared to 2011 and it is up 10% from 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed strong population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1,584,944 in 2002 to an estimated 1,988,492 in 2012, a compound annual growth rate of 25.4%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. In 2011, median household income in Clark County was $55,961, compared with the national median household income of $55,553.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The Laughlin gaming market consists of approximately 10,334 rooms and its gaming revenue for 2012 was $462 million, down 0.6% from 2011.

Effects of Acquisitions

Our results of operations and balance sheet have been significantly affected as a result of the Acquisition of ACEP by Holdings and Voteco in 2008.

ACEP was formed in Delaware on December 29, 2003. ACEP owns and operates the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius, in Laughlin, Nevada.

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

In connection with the Restructuring, we were required to account for the Restructured Term Loan using appropriate guidance for troubled debt restructurings. As a result, we presented our Restructured Term Loan on our balance sheet for June 30, 2009 in the amount of the Liability, which is the sum of $350 million, the principal amount of the Restructured Term Loans, and the minimum scheduled interest payments during the term of the Restructured Term Loan. We have increased our members’ equity by the principal amount of the difference between the Restructured Term Loan and the Liability, less closing costs and expenses paid in connection with the Restructuring. Due to the related party nature of the transaction, the difference was credited directly to member’s equity and had no impact on our statement of operations.

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

Upon the sale of the old notes, the appropriate guidance for troubled debt restructurings no longer applies. As a result, we increased members’ equity by $215.6 million, which was determined by the difference between the amount of the notes and the Liability, net of any fees paid at closing and the original issue discount, and report interest expense associated with the notes on the statement of operations.

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Income Statement Data:
Revenues:
Casino	$200.7	$202.2	$205.0
Hotel	64.1	64.0	55.9
Food and beverage	66.9	68.4	67.1
Tower, retail and other	33.2	32.7	33.4
Gross revenues	364.9	367.3	361.4
Less promotional allowances	25.1	24.7	24.3
Net revenues	339.8	342.6	337.1

Costs and expenses:
Casino	65.1	66.1	66.3
Hotel	34.1	34.3	33.3
Food and beverage	51.6	51.3	50.5
Other operating expenses	11.5	12.0	13.1
Selling, general and administrative	116.0	113.2	116.4
Pre-opening costs	0.1	-	0.3
Depreciation and amortization	33.3	39.1	46.4
Impairment of assets	-	0.3	2.0
Total costs and expenses	311.7	316.3	328.3
Income from operations	$28.1	$26.3	$8.8

EBITDA Reconciliation:
Net loss	$(15.8)	$(20.3)	$(36.7)
Interest expense	42.8	45.2	45.6
Depreciation and amortization	33.3	39.1	46.4
EBITDA	$60.3	$64.0	$55.3

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Generally weak economic conditions persisting throughout the United States continue to negatively impact tourism in Southern Nevada. Las Vegas, however, experienced some positive trends in overall demand in 2012. For the year ended December 31, 2012, the LVCVA reported year-over-year increases in visitor volume, room nights occupied and ADR . While gross gaming revenues have shown monthly year-over-year increases, a significant contributor was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2012 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by high unemployment; however, real estate values, and taxable sales have begun to improve. In order to increase occupancies and visitor traffic to casinos, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Our consolidated gross revenues decreased 0.7% to $364.9 million for the year ended December 31, 2012 from $367.3 million for the year ended December 31, 2011. Consolidated income from operations and EBITDA increased 6.8% and decreased 5.8% to $28.1 million and $60.3 million for the year ended December 31, 2012 compared to $26.3 million and $64.0 million for the year ended December 31, 2011. The decreases in our gross revenues and EBITDA are due primarily to decreases in gaming and food and beverage revenues. Gross revenues and EBITDA were impacted by the 21 day closure of the Stratosphere’s Top of the World restaurant for renovations in November and December 2012. Top of the World revenues declined 0.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Income from operations and EBITDA for the year ended December 31, 2012 benefited from a decrease in advertising expenses. Advertising expenses for the year ended December 31, 2012 were $5.8 million compared to $7.4 million for the year ended December 31, 2011. Advertising expenses for the year ended December 31, 2011 were impacted by the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur. For the year ended December 31, 2012, depreciation and amortization expense, decreased 14.8% to $33.3 million compared to $39.1 million for the year ended December 31, 2011 as many assets became fully depreciated during 2011. Income from operations and EBITDA for the year ended December 31, 2012 were negatively impacted by a 2.5% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses for the year ended December 31, 2012 was due largely to the following items: (1) a 65.2% increase in repair and maintenance expenses to approximately $3.8 million for the year ended December 31, 2012 compared to approximately $2.3 million for the year ended December 31, 2011 due to projects at the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder; (2) approximately $840,000 in expenses related to a terminated refinancing of the 11% Senior Secured Notes and (3) we began to accrue for sales taxes on complimentary meals provided to customers and employees based on a decision by the Nevada Tax Commission which, resulted in approximately $677,000 in expenses. EBITDA for the year ended December 31, 2012 was also negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. During the year ended December 31, 2011, EBITDA was negatively impacted by a $1.4 million charge for the early redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash. In addition, during the year ended December 31, 2011, we recognized a non-cash loss on impairment of assets of approximately $290,000. We also expensed approximately $1.0 million for management fees for the year ended December 31, 2012, compared to $1.1 million for the year ended December 31, 2011. As a result, our consolidated net operating margin increased to 8.3% for the year ended December 31, 2012 compared to 7.7% for the year ended December 31, 2011.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.7% to $200.7 million for the year ended December 31, 2012, compared to $202.2 million for the year ended December 31, 2011. Decreased revenues at the two Arizona Charlie’s properties were partially offset by higher revenues at the Stratosphere and the Aquarius. The revenue declines for the two Arizona Charlie’s properties were due to lower slot and table customer counts, intense competition and high levels of promotional activity among the casinos within the Las Vegas locals market and a relatively weak local economy. Additionally, our slot hold decreased 0.1 percentage points. For the year ended December 31, 2012, slot machine revenues were 85.1% of casino revenues and table game revenues were 11.8% of casino revenues, compared to 85.1% and 11.4% of casino revenues, respectively, for the year ended December 31, 2011. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 11.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Race and sports book revenues increased 4.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to a 0.6 percentage point increase in hold partially offset by an 1.0% decline in handle. Bingo and poker revenues declined 48.6% and 4.0% respectively for the year ended December 31, 2012 compared to the year ended December 31, 2011. Bingo revenues decreased due to a 9.7% decrease in the number of patrons and a 3.6 percentage point decrease in hold. Increased promotional activity and special game offerings by our competitors helped drive the decrease in patrons. Casino operating expenses decreased 1.5% to $65.1 million, or 32.4% of casino revenues, for the year ended December 31, 2012, from $66.1 million or 32.7% of casino revenues, for the year ended December 31, 2011. This decrease was primarily due to decreased participation expenses, revenue taxes and repair and maintenance expenses. Participation expense consists of fees paid to game owners for use of their games. Repair and maintenance expenses declined because we spent approximately $186,000 to replace bill validators and monitors on our slot machines for the year ended December 31, 2012 compared to $468,000 for the year ended December 31, 2011. Our casino operating margin increased to 67.6% for the year ended December 31, 2012 compared to 67.3% for the year ended December 31, 2011.

Hotel

Hotel revenues increased 0.2% to $64.1 million for the year ended December 31, 2012 from $64.0 million for the year ended December 31, 2011. Increased revenues at the Aquarius were offset by decreased revenues for the Stratosphere for the year ended December 31, 2012 compared to the year ended December 31, 2011. Overall occupancy increased to 67.4% for the year ended December 31, 2012 compared to 66.7% for the year ended December 31, 2011. Our overall ADR decreased 0.6% for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Our hotel expenses decreased 0.6% to $34.1 million for the year ended December 31, 2012, compared to $34.3 million for the Year ended December 31, 2011.   The decrease in hotel expenses was due primarily to decreased supplies expenses and bad debt write offs. Due to the small increase in revenues and decline in expenses, our hotel operating margin increased to 46.8% for the year ended December 31, 2012 as compared to 46.4% for the year ended December 31, 2011.

Food and Beverage

Food and beverage revenues decreased 2.2% to $66.9 million for the year ended December 31, 2012 compared to $68.4 million for the year ended December 31, 2011. Revenues were impacted by the closure of the Top of the World restaurant at the Stratosphere for 21 days in November and December 2012 for renovations. Top of the World revenues declined 0.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Overall, average revenue per cover for the year ended December 31, 2012 increased 3.5% compared to the year ended December 31, 2011, while food covers and beverage covers decreased 5.5% and 3.2%, respectively.  Our food and beverage expenses increased 0.6% to $51.6 million for the year ended December 31, 2012 compared to $51.3 million for the year ended December 31, 2011 due primarily to increased labor costs. Our food and beverage operating margin decreased to 22.9% for the year ended December 31, 2012 as compared to 25.0% for the year ended December 31, 2011. Food and beverage operating margin was impacted by the opening of McCall’s Heartland Grill on October 25, 2012. We expect food and beverage operating margin to increase in 2013 as efficiency at McCall’s Heartland Grill improves.

Tower, Retail and Other

Tower, retail and other revenues increased 1.5% to $33.2 million for the year ended December 31, 2012 from $32.7 million for the year ended December 31, 2011. Tower revenues increased 0.8% for the year ended December 31, 2012, compared to the year ended December 31, 2011. The primary reason for the increase in Tower revenues for year ended December 31, 2012 compared to the year ended December 31, 2011 was a 5.2% increase in average revenue per guest admission and an 8.0% increase in Sky Jump revenues. Entertainment revenue declined 0.1% for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in revenue was due in part to the closure of the Bite show at the Stratosphere on October 31, 2012. Retail revenue decreased 2.0% for the year ended December 31, 2012, compared to the year ended December 31, 2011. Retail revenues declined due to increased tenant vacancies and rent concessions. Other operating income increased 8.6% for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to higher ATM commission revenues and rental income. Other operating expenses decreased 4.2% to $11.5 million for the year ended December 31, 2012, compared to $12.0 million for the year ended December 31, 2011. This decrease was primarily due to lower labor costs, repair and maintenance expenses, entertainment fees and property taxes.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.5% for the year ended December 31, 2012 compared to 12.2% for the year ended December 31, 2011. Increased room and show promotional activity was partially offset by decreased food and beverage promotions.

Pre-opening Expense

We incurred $72,000 in pre-opening costs for the year ended December 31, 2012 compared to none for the year ended December 31, 2011. Pre-opening costs for the year ended December 31, 2012 were primarily comprised of equipment, labor costs and supplies for the McCall’s Heartland Grill restaurant venue at the Stratosphere and Pin Up, a burlesque show at the Stratosphere. Pre-opening expenses associated with McCall’s Heartland Grill and Pin Up were approximately $55,000 and $17,000 respectively. McCall’s Heartland Grill opened to the public on October 25, 2012 and Pin Up opened to the public on March 2, 2013.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 2.5% to $116.0 million, or 31.8% of gross revenues, for the year ended December 31, 2012, compared to $113.2 million, or 30.8% of gross revenues, for the year ended December 31, 2011. During the year ended December 31, 2012 we incurred approximately $840,000 in expenses related to a terminated refinancing of the 11% Senior Secured Notes. In addition, sales tax expenses for the year ended December 31, 2012 includes approximately $248,000 for an audit assessment related to a Nevada Department of Taxation audit. Additionally, as a result of a decision by the Nevada Tax Commission, we began to accrue for sales taxes on complimentary meals provided to customers and employees resulting in an additional $677,000 in expenses. Repair and maintenance expenses increased 65.2% to approximately $3.8 million for the year ended December 31, 2012 compared to approximately $2.3 million for the year ended December 31, 2011 due to projects at the Aquarius, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. These increases were partially offset by decreases in advertising expenses, utilities and property taxes. Advertising expenses for the year ended December 31, 2012 were $5.8 million compared to $7.4 million for the year ended December 31, 2011. The primary reason for higher advertising expenses during the year ended December 31, 2011 was the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur.

Impairment of Assets

We account for indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. As of November 1, 2012 we performed an impairment test which found that none of our intangible assets were impaired. However, future impairment related asset write-downs are possible for Arizona Charlie’s Boulder in particular if declining revenue trends continue. During the three months ended December 31, 2011, due to continued levels of high unemployment and reduced customer spending, we revised our Arizona Charlie’s Boulder revenue forecasts. As of November 1, 2011 we performed an impairment test which resulted in the non-cash write-down of the Arizona Charlie’s Boulder trade names by $290,000.

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

Interest Expense

Interest expense decreased 5.3% to $42.8 million for the year ended December 31, 2012, compared to $45.2 million for the year ended December 31, 2011. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on May 31, 2011 and the redemption of an additional 5% of the aggregate principle amount of our 11% Senior Secured Notes on April 30, 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Generally weak economic conditions throughout the United States stemming from a severe recession precipitated an economic slowdown that has negatively impacted tourism in Southern Nevada. Las Vegas, however, experienced some positive trends in overall demand in 2011. For the year ended December 31, 2011, the LVCVA reported year-over-year increases in visitor volume, room nights occupied and ADR. While gross gaming revenues have shown monthly year-over-year increases, a significant contributor was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. Unlike Las Vegas, Laughlin, NV continues to experience declining demand and revenues in 2011 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by high unemployment, declining real estate values and depressed taxable sales. As occupancies and visitor traffic to casinos decline, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

Consolidated gross revenues increased 1.6% to $367.3 million for the year ended December 31, 2011 from $361.4 million for the year ended December 31, 2010. Consolidated income from operations and EBITDA increased 198.9% and 15.7% to $26.3 million and $64.0 million for the year ended December 31, 2011 compared to $8.8 million and $55.3 million for the year ended December 31, 2010. The increases in our gross revenues, income from operations and EBITDA are due primarily to revenue growth for our hotel division caused by higher average daily room rates and market factors, such as the increased visitation to Las Vegas. Income from operations and EBITDA for the year ended December 31, 2011 were impacted by the launch of the Elevate Your Expectations advertising campaign for the Stratosphere and an advertising campaign supporting the opening of Ron’s Steakhouse at Arizona Charlie’s Decatur. Advertising expenses for the year ended December 31, 2011 were $7.4 million compared to $4.9 million for the year ended December 31, 2010. For the year ended December 31, 2011, depreciation and amortization expense, decreased 15.7% to $39.1 million compared to $46.4 million for the year ended December 31, 2010 as many assets became fully depreciated during the first three months of 2011. During the year ended December 31, 2011, EBITDA was negatively impacted by a $1.4 million charge for the early redemption of 5% of our 11% Senior Secured Notes, of which $1.0 million was non-cash. In addition, during the year ended December 31, 2011, we recognized a non-cash loss on impairment of assets of approximately $290,000. During the year ended December 31, 2010, we recognized non-cash charges of approximately $4.3 million for a loss on the disposal of assets and recorded a $2.0 million loss on impairment of assets. We also expensed approximately $1.1 million for management fees for the year ended December 31, 2011, compared to $1.5 million for the year ended December 31, 2010. As a result, our consolidated net operating margin increased to 7.7% for the year ended December 31, 2011 compared to 2.6% for the year ended December 31, 2010.

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

Tower, Retail and Other

Tower, retail and other revenues decreased 2.1% to $32.7 million for the year ended December 31, 2011 from $33.4 million for the year ended December 31, 2010. Tower revenues increased 5.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The primary reason for the increase in Tower revenues for year ended December 31, 2011 compared to the year ended December 31, 2010 was the introduction of the Sky Jump Las Vegas ride on April 21, 2010. Entertainment revenue declined 49.5% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in revenue was due primarily to the closure of the American Superstars show at the Stratosphere on March 30, 2011 and a reduction in the number of events at the Aquarius. On November 9, 2011 we introduced a new show at the Stratosphere, Frankie Moreno Live at Stratosphere, with three performances per week. Retail revenue decreased 4.4% for the year ended December 31, 2011, compared to the year ended December 31, 2010. Retail revenues declined due to increased tenant vacancies and rent concessions. Other operating income increased 6.3% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was primarily due to higher construction management revenues. Other operating expenses decreased 8.4% to $12.0 million for the year ended December 31, 2011, compared to $13.1 million for the year ended December 31, 2010. This decrease was primarily due to a decrease in entertainer fees to American Superstars and outdoor events at the Aquarius.

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

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 2.7% to $113.2 million, or 30.8% of gross revenues, for the year ended December 31, 2011, compared to $116.4 million, or 32.2% of gross revenues, for the year ended December 31, 2010. This decrease was primarily due to a small gain on disposal of assets compared to a loss of $4.3 million in 2010 and lower utilities, asset management fees and property tax expenses. For the year ended December 31, 2010, loss on disposal of assets was primarily the result of the hotel renovation at the Stratosphere. These improvements were partially offset by increases in labor costs and advertising expenses. During the year ended December 31, 2011, we spent $7.4 million on advertising compared to $4.9 million during the year ended December 31, 2010. The majority of the increase in advertising was related to the Stratosphere’s Elevate Your Expectations campaign.

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

During the year ended December 31, 2012, our Net Cash Provided by Operating Activities was approximately $24.8 million, an increase of 18.1%, compared to $21.0 million for the year ended December 31, 2011. Cash flows used in investing activities were $16.4 million for the year ended December 31, 2012, and consisted primarily of $17.4 million of capital expenditures (including approximately $900,000 in non-cash items), of which approximately $2.0 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $4.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.4 million on information technology and $8.0 million on our facilities and operations. During the year ended December 31, 2011, our total capital expenditures were $15.5 million (including approximately $1.4 million in non-cash items), of which approximately $4.2 million was spent on slot machine replacements and conversions, $1.1 million on hotel room renovations and upgrades, $1.8 million was spent on a replacement fire safety system for the Stratosphere, $2.6 million for renovations of our food and beverage venues and public areas and $5.8 million on our facilities, operations and information technology.

Our primary cash requirements for 2013 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures which will be evaluated throughout the year.

Our 2013 capital expenditure budget of approximately $18.2 million includes approximately $5.6 million for slot machines and conversions. In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

In addition to our capital expenditures, we will pay interest on our notes semi-annually, every June 15 and December 15 until maturity.

We may from time to time seek to retire or repurchase our outstanding 11% Senior Secured Notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On April 30, 2012, the Issuers redeemed five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price for the 11% Senior Secured Notes was 102% of the principal amount or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. On May 31, 2011, the Issuers elected to redeem five percent (5%) of aggregate principal amount of the 11% Senior Secured Notes. The redemption price was 102% of the principal amount, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemptions, our interest payments decreased to approximately $18.6 million every June 15 and December 15. On or after June 15, 2013, we have the ability to call the 11% Senior Secured Notes at par value, or 100% of the principal amount, plus accrued interest to the applicable call date.

At December 31, 2012, we had unrestricted cash and cash equivalents of $63.2 million. We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A.

Effect of the Old Notes Offering and the Exchange Offer

The indenture governing the notes contains a number of restrictions including restrictions on the incurrence of debt and restrictions on paying dividend. Under the terms of the notes, any modification or waiver (including any waiver of a default) would typically require an amendment to the terms of the indenture and the consent of the requisite percentage of holders of the notes thereto.

The notes are governed by the same indenture as the old notes, and, as a result, the exchange offer did not have an incremental effect on our operational flexibility.

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

Our primary cash requirements for 2013 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) regular maintenance and other capital expenditures of approximately $18.2 million, which will be evaluated throughout the year, and (iv) payments for design and development costs of future projects.

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

The table below sets forth our contractual obligations as of December 31, 2012.

		Payments due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)

Debt[1]	$337,500	$-	$337,500	$-	$-
Interest on debt	55,688	37,125	18,563	-	-
Capital leases, including interest[2]	7,870	417	554	170	6,729
Operating leases	100	44	56	-	-
Other Contractual Obligations	2,369	2,369	-	-	-
Total	$403,527	$39,955	$356,673	$170	$6,729

(1)	Does not reflect unamortized discount of $8,304.

(2)	Contractual obligations for capital leases include amounts due under a 99-year lease for storage space located at the Arizona Charlie’s Decatur property. We are currently making monthly payments for the storage space of approximately $7,600.

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

Revenue Recognition

Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. All other revenues are recognized as the services are provided. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.

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

Slot Club Liability

We offer a program, named ace|PLAY, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, free play, lodging, food and beverages, and merchandise. Participant points expire after thirteen months of no activity. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Slot club liability is included in accrued expenses on the consolidated balance sheet.

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

See Results of Operations above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2011 and 2010. The majority of the impairment charges recorded for the years ended December 31, 2011 and 2010 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair value of the 11% Senior Secured Notes was approximately $344.3 million as of December 31, 2012. For the year ended December 31, 2012, we incurred approximately $42.8 million in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Reno, Nevada

March 21, 2013

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$63,169	$74,201
Investments-restricted	211	211
Accounts receivable, net	3,519	4,280
Accounts receivable, net - related party	102	196
Other current assets	11,701	11,462
Total Current Assets	78,702	90,350
Property and equipment, net	1,097,638	1,111,787
Debt issuance costs, net	1,232	2,055
Intangible and other assets	15,967	17,837
Total Assets	$1,193,539	$1,222,029

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,979	$4,730
Accrued expenses	16,959	16,429
Accounts payable and accrued expenses - related party	6	13
Accrued payroll and related expenses	11,415	11,431
Current portion of capital lease obligations	304	289
Total Current Liabilities	33,663	32,892

Long-Term Liabilities:
Long-term debt, net of unamortized discount	329,196	342,353
Capital lease obligations, less current portion	1,324	1,630
Total Long-Term Liabilities	330,520	343,983

Total Liabilities	364,183	376,875

Commitments and Contingencies

Members' Equity:
Members' Equity	829,356	845,154
Total Members' Equity	829,356	845,154
Total Liabilities and Members' Equity	$1,193,539	$1,222,029

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Revenues:
Casino	$200,676	$202,219	$204,958
Hotel	64,099	63,983	55,900
Food and beverage	66,906	68,362	67,181
Tower, retail and other	33,161	32,658	33,371
Gross revenues	364,842	367,222	361,410
Less promotional allowances	25,113	24,655	24,322
Net revenues	339,729	342,567	337,088

Costs And Expenses:
Casino	65,085	66,082	66,318
Hotel	34,072	34,305	33,343
Food and beverage	51,645	51,314	50,478
Other operating expenses	11,496	12,001	13,123
Selling, general and administrative	115,039	112,243	110,499
Depreciation and amortization	33,311	39,056	46,382
Pre-opening costs	72	-	307
(Gain) loss on disposal of assets	(70)	(74)	4,308
Management fee - related party	1,000	1,070	1,500
Impairment of assets	-	290	2,000
Total costs and expenses	311,650	316,287	328,258

Income From Operations	28,079	26,280	8,830

Other Income (Expense):
Loss on debt redemption	(1,112)	(1,378)	-
Interest income	-	2	15
Interest expense	(42,765)	(45,168)	(45,592)
Total other expense, net	(43,877)	(46,544)	(45,577)

Net Loss	$(15,798)	$(20,264)	$(36,747)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(15,798)	$(20,264)	$(36,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,311	39,056	46,382
Amortization of debt issuance and debt discount costs	5,679	5,293	4,837
Loss on debt redemption	1,112	1,378	-
(Gain) loss on disposal of assets	(70)	(74)	4,308
Impairment of assets	-	290	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	761	(990)	(40)
Other assets	(189)	(1,585)	425
Accounts payable and accrued expenses	(113)	(1,993)	(1,802)
Related party activity, net	87	(102)	(281)
Net Cash Provided By Operating Activities	24,780	21,009	19,082

Cash Flows from Investing Activities:
Decrease in investments – restricted	-	960	686
Acquisition of property and equipment	(16,530)	(14,088)	(34,248)
Increase in intangible assets	-	-	(645)
Proceeds from sale of property and equipment	134	410	188
Net Cash Used In Investing Activities	(16,396)	(12,718)	(34,019)

Cash Flows from Financing Activities:
Debt issuance costs	-	-	(581)
Payments on notes payable	(19,125)	(19,125)	-
Payments on capital lease obligation	(291)	(276)	(263)
Net Cash Used In Financing Activities	(19,416)	(19,401)	(844)

Net decrease in cash and cash equivalents	(11,032)	(11,110)	(15,781)
Cash and cash equivalents - beginning of period	74,201	85,311	101,092
Cash and Cash Equivalents - end of period	$63,169	$74,201	$85,311

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$37,165	$39,953	$40,751

Supplemental Disclosures of Non-Cash Items:
Accrued intangible assets	$-	$-	$400
Accrued capital expenditures	$876	$1,423	$1,862

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
  CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(in thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2009	$-	$902,165	$902,165
Net Loss	-	(36,747)	(36,747)
Balances at December 31, 2010	-	865,418	865,418
Net Loss	-	(20,264)	(20,264)
Balances at December 31, 2011	-	845,154	845,154
Net Loss	-	(15,798)	(15,798)
Balances at December 31, 2012	$-	$829,356	$829,356

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARs ENDED DECEMBER 31, 2012, 2011 and 2010

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

Revenue Recognition and Promotional Allowances

Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. All other revenues are recognized as the goods or services are provided. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.

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

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Food and Beverage	$7,507	$7,406	$7,394
Rooms	30	28	28
Other	20	25	17
Total	$7,557	$7,459	$7,439

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

Investments Restricted

Investments-restricted consist primarily of funds pledged for Nevada sales and use tax and workers’ compensation benefits. These investments are certificates of deposit and approximate their fair value.

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2012, 2011 and 2010, we capitalized interest of $860,000, $326,000 and $652,000, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2012, 2011 and 2010, amortization of debt issue costs totaled $5.7 million, $5.3 million and $4.8 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

Slot Club Liability

We offer a program, named ace|PLAY, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, free play, lodging, food and beverages, and merchandise. Participant points expire after thirteen months of no activity. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Slot club liability is included in accrued expenses on the consolidated balance sheet.

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $9.8 million, $11.9 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are not a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements. Earnings and losses are included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. The Company had no uncertain tax positions at December 31, 2012 and 2011.

Holdings’ members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $44.3 million, $40.1 million and $35.0 million at December 31, 2012, 2011 and 2010, respectively. Holdings files tax returns in the United States and is subject to income tax examinations for the years beginning with 2009. Holdings’ 2010 federal income tax return is currently under audit by the Internal Revenue Service.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2011 and 2010 to conform to the current fiscal year presentation. These reclassifications had no effect on net loss.

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

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2012	2011
	(in thousands)
Hotel and related	$1,892	$1,987
Gaming	674	656
Other	1,037	1,775
	3,603	4,418
Less allowance for doubtful accounts	(84)	(138)
	$3,519	$4,280

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$138	$170	$266
Bad debt expense	52	114	41
Deductions and write-offs	(106)	(146)	(137)
Balance at end of period	$84	$138	$170

Note 3.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2012	2011
	(in thousands)
Inventories	$2,725	$2,215
Prepaid expenses	8,666	7,957
Other	310	1,290
	$11,701	$11,462

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Land and improvements	$724,091	$724,053
Buildings and improvements	415,699	397,617
Furniture, fixtures and equipment	125,989	122,792
Construction in progress	777	5,800
	1,266,556	1,250,262
Less accumulated depreciation and amortization	(168,918)	(138,475)
	$1,097,638	$1,111,787

Assets recorded under capital leases were approximately $3.0 million at both December 31, 2012 and 2011. Such assets include buildings of approximately $541,000 and equipment of approximately $2.4 million at both December 31, 2012 and December 31, 2011. Accumulated depreciation and amortization at December 31, 2012 and 2011 includes amounts recorded for capital leases of $1,907,000 and $1,462,000, respectively.

Note 5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued interest	$1,547	$1,633
Accrued liabilities	5,557	5,974
Accrued taxes	3,038	2,278
Accrued gaming liabilities	3,256	3,586
Other	3,561	2,958
	$16,959	$16,429

Note 6.	Leases

For the years ended December 31, 2012, 2011 and 2010, we recorded rental revenue of $5.2 million, $4.9 million and $5.0 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2012 are as follows:

Years ending December 31,	(in thousands)
2013	$1,610
2014	1,300
2015	1,211
2016	621
2017	114
Thereafter	292
Total	$5,148

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2012, 2011 and 2010 of $60,000, $105,000 and $204,000, respectively.

Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2012:

Years ending December 31,	(in thousands)
2013	$44
2014	39
2015	17
Total	$100

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2012:

Years ending December 31,	(in thousands)
2013	$417
2014	469
2015	85
2016	85
2017	85
Thereafter	6,729
Total minmum lease payments	7,870
Less: amount representing interest ranging from 5% to 10%	(6,242)
Present value of net minimum lease payments	1,628
Less: current portion	(304)
Long-term capital lease obligation	$1,324

Note 7.	Debt

Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
11% Senior Secured Notes due June 15, 2014	$337,500	$356,250
Unamortized discount	(8,304)	(13,897)
Capital lease obligations	1,628	1,919
Total long-term debt and capital lease obligations	330,824	344,272
Current portion of capital lease obligations	(304)	(289)
Total long-term debt and capital lease obligations, net	$330,520	$343,983

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

The fair value of our debt is estimated based on market prices for the same or similar issues. The estimated fair value of the 11% Senior Secured Notes was approximately $344.3 million as of December 31, 2012.

On or after June 15, 2013, we may redeem the 11% Senior Secured Notes at par value, or 100% of the principal amount, plus accrued and unpaid interest to the applicable call date.

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

The Indenture provides for events of default, including, but not limited to, cross defaults to certain other debt of ACEP and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 11% Senior Secured Notes will become due and payable immediately without further action or notice. Management believes that we are in compliance with the provisions of the Indenture as of December 31, 2012 and the date of this filing.

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

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.0 million for the year ended December 31, 2012 compared to $1.1 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, we did not provide any IT consulting services to Highgate, compared to approximately $10,000 and $4,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, there were no amounts due to or from Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $174,000 for the year ended December 31, 2012 compared to $198,000 and $314,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed TTL approximately $5,000 and $11,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $413,000 for the year ended December 31, 2012 compared to $391,000 and $426,000 for the years ended December 31, 2011 and 2010, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $620,000 for the year ended December 31, 2012 compared to approximately $516,000 and $250,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed Archon $0. As of December 31, 2012 and December 31, 2011, Archon owed us approximately $102,000 and $196,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $41,000 for the year ended December 31, 2012 compared to $44,000 and $37,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed Nor1 $1,000 and $2,000, respectively.

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

As of December 31, 2012 and 2011, we had the following intangible assets.

		(in thousands)
		December 31, 2012			December 31, 2011
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(7,201)	$249	$7,450	$(5,711)	$1,739
Non-Compete Agreement	38 Months	1,045	(990)	55	1,045	(660)	385
		$8,495	$(8,191)	$304	$8,495	$(6,371)	$2,124

Non-amortizing intangible assets:
Trade Names				$15,507			$15,507
				$15,811			$17,631

We perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. We completed our 2012 annual impairment test of indefinite-lived intangible assets. None of our indefinite-lived intangible assets were determined to be impaired based on this analysis. During the three months ended December 31, 2011, due to continued levels of high unemployment and reduced customer spending we revised our Arizona Charlie’s Boulder revenue forecasts. As of November 1, 2011 we performed an impairment test which resulted in the non-cash write-down of the Arizona Charlie’s Boulder trade name of $290,000. During the three months ended June 30, 2010, due to continued weakness in consumer spending, increased room supply in the Las Vegas market and decreased spending by visitors to the Stratosphere we revised our Stratosphere revenue forecasts. We considered this revision to Stratosphere’s forecasted revenues to be a triggering event. As of June 30, 2010, we performed impairment tests that resulted in the non-cash write-down of the Stratosphere trade name of $2.0 million. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable. The fair value of the trade names was determined using the relief-from-royalty method.

Amortization expense relating to finite-lived intangible assets was $1.8 million, for each of the years ended December 31, 2012, 2011 and 2010. Future amortization expense is expected to be approximately $0.3 million in 2013.

Note 10.	Employee Benefit Plans

As of December 31, 2012 approximately 39% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.8 million, $8.7 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects:

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

The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		of Collective-
		Zone Status[1]		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2011	2010	Implemented[1]	Imposed	Agreement

Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2012 and 10/14/2014
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2013

1) The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

For the years ended December 31, 2012, 2011 and 2010, our contributions to multiemployer pension and benefit plans were as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Multiemployer Pension Plans
Central Pension Fund of the IUOE and Participating Employers	$599	$612	$566
Southern Nevada Culinary and Bartenders Pension Plan	1,471	1,245	1,138
All Other Pension Plans	153	101	55
	$2,223	$1,958	$1,759

Multiemployer Benefit Plans Other Than Pensions
HEREIU Welfare Fund	$6,599	$6,638	$6,873
All other benefit plans other than pensions	5	6	21
	$6,604	$6,644	$6,894

For the 2011 plan year, the latest period for which plan data is available, contributions by the Company were less than 5% of total contributions for all multiemployer pension and benefit plans the Company contributes to.

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

Sales and use tax on complimentary meals

In March 2008, the Nevada Supreme Court ruled, in a case, Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Company paid use tax on these items through February 2008 and has filed for refunds for the periods from February 2005 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and as such has not paid any sales or use tax for those periods.

In February 2012, the Nevada Tax Commission ruled that customer complimentary meals and employee meals are subject to sales tax. Based on this decision, the Nevada Department of Taxation declared that these meals were subject to tax and that complimentary meals provided to customers would be subject to sales tax at the retail value of the meal and employee meals would be subject to sales tax at the cost of the meal. These meals would be subject to tax effective February 15, 2012 but not due and payable until July 31, 2012. The payable date for these sales taxes has since been amended to the earlier of : 1) the last day of the next month following approval of the regulation by the Legislative Commission; 2) the last day of the next month following a Nevada Supreme Court Decision relating to or affirming that complimentary and/or employee meals are subject to sales tax; 3) the effective date of any related legislation; or 4) June 30, 2013.

Note 12.	Selected Quarterly Financial Information (Unaudited)

	Year ended December 31, 2012
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$87,149	$87,704	$85,848	$79,028	$339,729
Income from operations	9,685	8,918	7,204	2,272	28,079
Net loss	$(1,366)	$(2,793)	$(3,320)	$(8,319)	$(15,798)

	Year ended December 31, 2011
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$86,561	$87,576	$86,964	$81,466	$342,567
Income from operations	5,352	10,032	6,832	4,064	26,280
Net loss	$(6,234)	$(2,769)	$(4,229)	$(7,032)	$(20,264)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance

Identification of Directors and Officers

The following table sets forth certain information as of March 21, 2012 concerning our directors, executive officers and key employees:

Name	Age	Position
Alan Kava	47	Board Member
Peter Weidman	39	Board Member
Frank V. Riolo	61	Chief Executive Officer and Board Member
Edward W. Martin III	48	Chief Financial Officer, Treasurer and Board Member

Name	Age	Position
Phyllis A. Gilland	54	Senior Vice President, General Counsel and Secretary
Ronald P. Lurie	71	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul Hobson	46	Vice President, General Manager— Stratosphere Casino Hotel & Tower
Sean Hammond	45	General Manager — Aquarius Casino Resort
Mark Majetich	62	Senior Vice President, General Manager — Arizona Charlie’s Boulder

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

Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc. In that capacity, he was actively involved in acquisitions, real estate planning and development, new business development in the United States and internationally. He was a member of the Station Casinos development team that created the master plans for four casino hotel projects. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC, where he worked actively with the principals and operating departments to reposition the Silverton Casino Hotel into one of Las Vegas’ first casino resorts identified with a “life-style” brand. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. As Chief Financial Officer of Maloof Companies, he was responsible for all financial areas of the organization, which included the beverage distribution, hotel, casino and professional sports industries. He worked with the principals and executed multiple debt, equity, real estate and derivative transactions that allowed the company to divest of non-strategic assets and build an organization that now includes such well-known assets as The Palms Casino Resort in Las Vegas, Sacramento Kings NBA franchise and the 17,000 seat Arco Arena in Sacramento, California.

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

Mark Majetich has served as Senior Vice President and General Manager of Arizona Charlie’s Boulder since April 2004, and Vice President and General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino, including most recently, Hotel Manager. He has more than 35 years of experience in the gaming industry.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2012 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2012 audited financial statements be included in this annual report on Form 10-K.

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

This report is provided by the following directors, who constitute the compensation committee:

Alan Kava

Peter Weidman

Compensation Committee Interlocks and Insider Participation

During our 2012 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program and made no matching contributions for the years ended December 31, 2012, 2011 and 2010.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2012, 2011 and 2010, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

ANNUAL COMPENSATION (1)

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	All Other Compensation ($) (3)	Total
Frank V. Riolo (PEO)	2012	600,000	300,000	12,782	912,782
Chief Executive Officer	2011	600,000	300,000	7,525	907,525
	2010	600,000	300,000	5,817	905,817

Edward W. Martin III (PFO)	2012	400,000	200,000	17,874	617,874
Chief Financial Officer & Treasurer	2011	400,000	200,000	13,643	613,643
	2010	400,000	200,000	13,194	613,194

Thomas Moore	2012	400,000	80,000	18,478	498,478
President, Stratosphere Development	2011	400,000	75,000	18,852	493,852
	2010	393,846	40,000	170,292	604,138

Paul Hobson	2012	275,000	40,000	11,527	326,527
Vice President & General Manager,	2011	273,558	50,000	8,372	331,930
Stratosphere Casino Hotel & Tower	2010	235,577	100,000	10,085	345,662

Ronald Lurie	2012	249,998	17,500	8,709	276,207
Executive Vice President &	2011	249,998	27,500	5,824	283,322
General Manager, Arizona Charlie's Decatur	2010	249,998	32,500	9,164	291,662

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.
(2)	For the year 2012, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 16, 2013, related to 2012. The amounts were paid in 2013. For the year 2011, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 1, 2012, related to 2011. The amounts were paid in 2012. For the year 2010, represents amounts approved by the Board, upon recommendation of the compensation committee, on December 22, 2010, related to 2010. The amounts were paid in 2011.
(3)	Includes contributions by ACEP for dollar value of insurance premiums and other compensation related to health insurance payments. For 2012 it also includes an auto allowance of $3,910 for Mr. Riolo. For 2011 it also includes an auto allowance of $3,932 for Mr. Riolo. For 2010 it also includes auto allowances of $2,815 and $3,000 for Mr. Riolo and Mr. Hobson, respectively and for Mr. Moore a $160,000 consulting fee and $4,524 in health premiums under COBRA.

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

Compensation of Directors

Alan Kava and Peter Weidman did not receive any compensation for their service as members of our Board in 2012, 2011 or 2010.

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

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $1.0 million for the year ended December 31, 2012 compared to $1.1 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, we did not provide any IT consulting services to Highgate, compared to approximately $10,000 and $4,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed Highgate $0. As of December 31, 2012 and December 31, 2011, Highgate owed us $0.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $174,000 for the year ended December 31, 2012 compared to $198,000 and $314,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed TTL approximately $5,000 and $11,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $413,000 for the year ended December 31, 2012 compared to $391,000 and $426,000 for the years ended December 31, 2011 and 2010, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $620,000 for the year ended December 31, 2012 compared to approximately $516,000 and $250,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed Archon $0. As of December 31, 2012 and December 31, 2011, Archon owed us approximately $102,000 and $196,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $41,000 for the year ended December 31, 2012 compared to $44,000 and $37,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we owed Nor1 $1,000 and $2,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2012 and 2011 services:

	Grant Thornton, LLP
	2012	2011
Audit related fees	$420,000	$420,000
All other fees (1)	75,300	-
Tax fees (2)	45,000	55,700
Total	$540,300	$475,700

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2012 or 2011.

(1)	Other fees include fees for work related to our terminated debt refinancing.

(2)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2011 and 2010.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2012 and 2011 all such engagements and fees were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

3. List of Exhibits

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Second Amended and Restated Certificate of Formation of American Casino & Entertainment Properties LLC (ACEP) (incorporated by reference to Exhibit 3.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

3.2	Amended and Restated Limited Liability Company Agreement of ACEP (incorporated by reference to Exhibit 3.1 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

4.1	Indenture, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.2	Registration Rights Agreement, dated as of August 14, 2009, among American Casino & Entertainment Properties LLC, ACEP Finance Corp., the guarantors listed on the signature pages thereto and the initial purchaser of American Casino & Entertainment Properties LLC’s and ACEP Finance Corp.’s 11% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.7 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.3	Pledge and Security Agreement, dated as of August 14, 2009, by and among, American Casino & Entertainment Properties LLC, ACEP Finance Corp., the other subsidiaries of American Casino & Entertainment Properties LLC listed on the signature pages thereof and The Bank of New York Mellon, as collateral trustee (incorporated by reference to Exhibit 4.8 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.4	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of August 14, 2009, by and among W2007 Stratosphere Propco, L.P., W2007 Stratosphere Land Propco, L.P., W2007 Aquarius Propco, L.P., W2007 Arizona Charlie’s Propco, L.P. and W2007 Fresca Propco, L.P., as grantors, Fidelity National Title Agency of Nevada, Inc., as trustee and The Bank of New York Mellon, as beneficiary (incorporated by reference to Exhibit 4.9 of the American Casino & Entertainment Properties LLC current report on Form 8-K filed (SEC File No. 000-52975), on August 19, 2009).

4.5	Collateral Trust Agreement, dated as of August 14, 2009, by and among American Casino & Entertainment Properties LLC, ACEP, Finance Corp., the guarantors from time to time party thereto, The Bank of New York Mellon, as trustee, the other secured debt representatives from time to time party thereto, and The Bank of New York Mellon , as collateral trustee (incorporated by reference to Exhibit 4.10 of the American Casino & Entertainment Properties LLC current report on Form 8-K (SEC File No. 000-52975), filed on August 19, 2009).

4.6	Transfer Restriction Agreement, dated February 20, 2008, among Stuart Rothenberg, Brahm Cramer, Jonathan Langer, 2007/ACEP Holdings, LLC and W2007/ACEP Managers Voteco, LLC (incorporated by reference to Exhibit 4.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on February 26, 2008).

10.1	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to Exhibit 10.10 to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2006).

*10.2	Amended Employment Agreement, dated as of December 19, 2007, by and between ACEP and Denise Barton (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

*10.3	Amended Employment Agreement, effective as of December 19, 2007, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on December 27, 2007).

*10.4	Amended Management Incentive Plan, effective January 1, 2005, revised June 25, 2007, of ACEP and Atlantic Coast Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on June 29, 2007).

*10.5	Employment Agreement, effective October 23, 2008, by and between ACEP and Edward W. Martin III (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.6	Employment Agreement, effective October 23, 2008, by and between ACEP and Phyllis A. Gilland.

*10.7	Employment Agreement, effective October 23, 2008, by and between ACEP and Arthur Keith (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.8	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Edward W. Martin, III (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.9	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Phyllis A. Gilland.

*10.10	Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Arthur Keith (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.11	Employment Agreement, effective March 9, 2010, by and between ACEP and Frank V. Riolo (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.12	Employment Agreement, effective March 9, 2010, by and between Aquarius Gaming LLC and Paul Hobson (incorporated by reference to Exhibit 10.03 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.13	Employment Agreement, effective March 9, 2010, by and between ACEP and Thomas I. Moore (incorporated by reference to Exhibit 10.02 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statement of Members’ Equity for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

+	Pursuant to rule 406T of Regulation S-T, the XBRL related information in this exhibit is furnished and not filed or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer	March 21, 2013
(Principal Executive Officer)

/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 21, 2013

/s/ Alan Kava
Alan Kava	Board Member	March 21, 2013

/s/ Peter Weidman
Peter Weidman	Board Member	March 21, 2013

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

 We have not sent any annual reports to security holders covering the year ended December 31, 2012.  We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.

