Form 10-Q
period 2013-03-31
American Casino & Entertainment Properties LLC
filed 2013-05-15
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$76,516	$63,169
Investments-restricted	211	211
Accounts receivable, net	4,533	3,519
Accounts receivable, net - related party	112	102
Other current assets	12,099	11,701
Total Current Assets	93,471	78,702
Property and equipment, net	1,093,747	1,097,638
Debt issuance costs, net	1,037	1,232
Intangible and other assets	15,662	15,967
Total Assets	$1,203,917	$1,193,539

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,878	$4,979
Accrued expenses	27,372	16,959
Accounts payable and accrued expenses - related party	3	6
Accrued payroll and related expenses	13,217	11,415
Current portion of capital lease obligations	307	304
Total Current Liabilities	45,777	33,663

Long-Term Liabilities:
Long-term debt, net of unamortized discount	330,512	329,196
Capital lease obligations, less current portion	1,246	1,324
Total Long-Term Liabilities	331,758	330,520

Total Liabilities	377,535	364,183

Commitments and Contingencies

Members' Equity:
Members' Equity	826,382	829,356
Total Members' Equity	826,382	829,356
Total Liabilities and Members' Equity	$1,203,917	$1,193,539

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Casino	$53,745	$54,003
Hotel	14,724	15,603
Food and beverage	17,090	16,508
Tower, retail, entertainment and other	7,565	7,660
Gross revenues	93,124	93,774
Less promotional allowances	6,774	6,625
Net revenues	86,350	87,149

Costs And Expenses:
Casino	16,703	16,794
Hotel	7,886	8,201
Food and beverage	13,146	12,367
Other operating expenses	2,701	2,817
Selling, general and administrative	29,461	28,425
Depreciation and amortization	8,296	8,652
Pre-opening costs	114	-
Gain on disposal of assets	(31)	(42)
Management fee - related party	250	250
Total costs and expenses	78,526	77,464

Income From Operations	7,824	9,685

Other Expense:
Interest expense	(10,798)	(11,051)
Total other expense	(10,798)	(11,051)

Net Loss	$(2,974)	$(1,366)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,974)	$(1,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,296	8,652
Amortization of debt issuance and debt discount costs	1,511	1,402
Gain on disposal of assets	(31)	(42)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,014)	241
Other assets	(397)	(1,051)
Accounts payable and accrued expenses	11,650	11,481
Related party activity, net	(13)	195
Net Cash Provided by Operating Activities	17,028	19,512

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,665)	(5,282)
Proceeds from sale of property and equipment	59	45
Net Cash Used in Investing Activities	(3,606)	(5,237)

Cash Flows From Financing Activities:
Payments on capital lease obligation	(75)	(72)
Net Cash Used in Financing Activities	(75)	(72)

Net increase in cash and cash equivalents	13,347	14,203
Cash and cash equivalents - beginning of period	63,169	74,201
Cash and cash equivalents - end of period	$76,516	$88,404

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$30	$33

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$464	$422

See notes to condensed consolidated financial statements.

3

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2012	$-	$829,356	$829,356
Net loss	-	(2,974)	(2,974)
Balances at March 31, 2013	$-	$826,382	$826,382

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

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2012 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2012 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3. Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expires on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 for both the three months ended March 31, 2013 and March 31, 2012. As of March 31, 2013 and December 31, 2012, there were no amounts due to Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $8,000 and $51,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, we owed TTL approximately $0 and $5,000, respectively.

Archon Group, LP, or Archon, formerly an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $5,000 and $19,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $60,000 and $0 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, we owed Archon $0. As of March 31, 2013 and December 31, 2012, Archon owed us approximately $112,000 and $102,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $6,000 and $10,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, we owed Nor1 approximately $2,000 and $1,000, respectively.

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

As of March 31, 2013 and December 31, 2012, we had the following intangible assets.

		(in thousands)
		March 31, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(7,450)	-	$7,450	$(7,201)	$249
Non-Compete Agreement	38 Months	1,045	(1,045)	-	1,045	(990)	55
		$8,495	$(8,495)	$-	$8,495	$(8,191)	$304

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$15,507			$15,811

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	March 31, 2013	December 31, 2012

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$337,500	$337,500
Unamortized discount	(6,988)	(8,304)
Capital lease obligations	1,553	1,628
Total long-term debt and capital lease obligations	332,065	330,824
Current portion of capital lease obligations	(307)	(304)
Total long-term debt and capital lease obligations, net	$331,758	$330,520

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

The fair value of our debt is estimated based on market prices for the same or similar issues. The estimated fair value of the 11% Senior Secured Notes was approximately $340.9 million as of March 31, 2013.

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

The Indenture provides for events of default, including, but not limited to, cross defaults to certain other debt of ACEP and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 11% Senior Secured Notes will become due and payable immediately without further action or notice. Management believes that we are in compliance with the provisions of the Indenture as of March 31, 2013 and the date of this filing.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2012.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 57.7% of our gross revenue for the three months ended March 31, 2013 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2013, with hotel sales representing 15.8% and food and beverage sales representing 18.4%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of our operations for the periods indicated.

	Three months ended March 31,
	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$53.7	$54.0
Hotel	14.7	15.6
Food and beverage	17.1	16.5
Tower, retail, entertainment and other	7.6	7.6
Gross revenues	93.1	93.7
Less promotional allowances	6.8	6.6
Net revenues	86.3	87.1

Costs and expenses:
Casino	16.7	16.8
Hotel	7.9	8.2
Food and beverage	13.1	12.4
Other operating expenses	2.7	2.8
Selling, general and administrative	29.7	28.5
Pre-opening costs	0.1	-
Depreciation and amortization	8.3	8.7
Total costs and expenses	78.5	77.4
Income from operations	$7.8	$9.7

EBITDA Reconciliation:
Net loss	$(3.0)	$(1.4)
Interest expense	10.8	11.1
Depreciation and amortization	8.3	8.7
EBITDA	$16.1	$18.4

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

Our consolidated gross revenues decreased 0.6% to $93.1 million for the three months ended March 31, 2013 from $93.7 million for the three months ended March 31, 2012. Our consolidated income from operations and EBITDA decreased 19.6% and 12.5% to $7.8 million and $16.1 million for the three months ended March 31, 2013 compared to $9.7 million and $18.4 million for the three months ended March 31, 2012, respectively. The decrease in our gross revenues, income from operations and EBITDA are due primarily to reduced revenues for our gaming and hotel divisions caused by lower table games drop and lower race and sports book hold percentages for the casino, and for the hotel, lower average daily room rates and occupancy.

In the three months ended March 31, 2013 our revenues were impacted by one less day in 2013, decreases in hotel occupancy and ADR at Stratosphere and lower gaming revenues in the Las Vegas local market. In addition, increased SG&A expenses had an impact on EBITDA. During the three months ended March 31, 2013, we incurred approximately $882,000 in repair expenses on projects at the Aquarius. ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $239,000 during the first quarter to operate acePLAYPoker.com, which became active in February 2013. Sales taxes increased year-over-year due to an additional $122,000 accrued for sales tax on complimentary and employee meals. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission. We also incurred approximately $60,000 for an on-going maintenance contract on Stratosphere’s new state-of-the-art fire safety system.

Changes in our restaurants and bars also impacted the comparison between the three months ended March 31, 2013 and the same period in 2012. Multiple venues that were closed at the Aquarius in 2012 were operating in 2013. In the three months ended March 31, 2013, Aquarius’ food and beverage revenue increased approximately $414,000, including approximately $208,000 in complimentaries (the retail value of rooms, food and beverage and other items provided to customers on a complimentary basis), and expenses increased approximately $525,000. 2013 is more representative of both historical and on-going operations. In November 2012, we opened the McCall’s Heartland Grill restaurant at the Stratosphere. During the three months ended March 31, 2013, McCall’s Heartland Grill generated approximately $493,000 in revenue, including approximately $54,000 in complimentaries, and approximately $542,000 in expenses. We will continue to manage the operations of McCall’s Heartland Grill to maximize its efficiency and expect revenues to increase over time.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.6% to $53.7 million for the three months ended March 31, 2013, compared to $54.0 million for the three months ended March 31, 2012. Our slot and table revenues increased 0.7% and decreased 4.8%, respectively. Slot revenues increased due to a 0.2% increase in coin-in while table revenues decreased due to a 6.2% decrease in table games drop compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, slot machine revenues were 85.7% of casino revenues, and table game revenues were 11.2% of casino revenues, compared to 84.6% and 11.7% of casino revenues, respectively, for the three months ended March 31, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 15% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Decreased race and sports book and keno revenues were partially offset by increased bingo revenues. Race and sports book revenues decreased 16.0% compared to the three months ended March 31, 2012 due to a combination of a 1.8 percentage point decrease in hold percentage and a 0.9% increase in handle. Keno revenues decreased 90.0% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as our keno offerings were discontinued at the Aquarius in January. In addition, bingo revenues increased 14.4% due to a 1.2 percentage point increase in hold percentage. Casino operating expenses decreased 0.6% to $16.7 million for the three months ended March 31, 2013, compared to $16.8 million for the three months ended March 31, 2012. The decrease in expenses was due primarily to lower revenue taxes and supplies expenses. Our casino operating margin was 68.9% for both the three months ended March 31, 2013, and March 31, 2012.

Hotel

Hotel revenues decreased 5.8% to $14.7 million for the three months ended March 31, 2013 from $15.6 million for the three months ended March 31, 2012.  Overall room occupancy fell to 64.0% for the three months ended March 31, 2013 compared to 66.0% for the three months ended March 31, 2012 and the average daily room rate decreased 2.0% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The occupancy decline was most pronounced at the Stratosphere where occupancy declined to 77.6% for the three months ended March 31, 2013 compared to 82.0% for the three months ended March 31, 2012, while average daily room rates declined at all properties. The decline in occupancy at the Stratosphere was related to the loss of a tour operator contract that accounted for 3.9% of occupancy at the Stratosphere during the first quarter of 2012. Our hotel expenses decreased 3.7% to $7.9 million for the three months ended March 31, 2013, compared to $8.2 million for the three months ended March 31, 2012 due primarily to lower payroll, supplies expense and commission and broker expenses. Due to the decrease in revenues, our hotel operating margin decreased to 46.3% for the three months ended March 31, 2013 as compared to 47.4% for the three months ended March 31, 2012.

Food & Beverage

Food and beverage revenues increased 3.6% to $17.1 million for the three months ended March 31, 2013, compared to $16.5 million for the three months ended March 31, 2012.  Revenues increased at all of our properties except Arizona Charlie’s Boulder. Food and beverage revenues increased 13.0% at the Aquarius for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, however for the three months ended March 31, 2012, food and beverage revenues at the Aquarius were negatively impacted by closures of certain of our food venues and bars to replace plumbing, equipment and fixtures. Overall, food covers and beverage covers decreased 2.9% and 2.3%, respectively, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  Average revenue per cover for the three months ended March 31, 2013 increased 6.6% compared to the three months ended March 31, 2012. Our food and beverage expenses increased 5.6% to $13.1 million for the three months ended March 31, 2013 compared to $12.4 million for the three months ended March 31, 2012 due to higher labor costs and food and beverage cost of goods. Due to the increase in expenses, our food and beverage operating margin decreased to 23.4% for the three months ended March 31, 2013 as compared to 24.8% for the three months ended March 31, 2012. Food and Beverage operating margin was impacted by the opening of McCall’s Heartland Grill during the fourth quarter 2012. We expect margins to increase as we continue to improve efficiencies at McCall’s Heartland Grill.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues were $7.6 million for both the three months ended March 31, 2013 and March 31, 2012. Tower revenues increased 1.5% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Tower guest admissions declined 10.7% while revenue per guest admission increased 13.6% compared to the three months ended March 31, 2012. Entertainment revenue declined 46.6% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to fewer performances. The Bite show at the Stratosphere closed on October 31, 2012 and its replacement, Pin Up, debuted on March 2, 2013. Retail revenue decreased 5.8% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Other operating income increased 11.0% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in revenue was primarily due to higher communications commission revenues and construction management fee revenues. Other operating expenses decreased 3.6% to $2.7 million for the three months ended March 31, 2013 compared to $2.8 million for the three months ended March 31, 2012. This decrease was primarily due to a reduction in entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.7% for the three months ended March 31, 2013 from 12.2% for the three months ended March 31, 2012. This increase was primarily due to increased food and room promotions.

Pre-opening Expenses

We incurred $114,000 in pre-opening costs for the three months ended March 31, 2013 compared to none for the three months ended March 31, 2012. Pre-opening costs for the three months ended March 31, 2013 consisted primarily of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere. Pin Up opened to the public on March 2, 2013.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 4.2% to $29.7 million, or 31.9% of gross revenues, for the three months ended March 31, 2013, compared to $28.5 million, or 30.4% of gross revenues for the three months ended March 31, 2012. This increase was primarily due to higher repair and maintenance and sales tax expenses. Repair and maintenance expenses increased to approximately $1.4 million for the three months ended March 31, 2013 compared to approximately $700,000 for the three months ended March 31, 2012 due to projects at the Aquarius. We expensed approximately $882,000 during the first quarter of 2013 for the Aquarius repair projects. We began to accrue for sales taxes on complimentary meals provided to customers and employees in February 2012 based on a decision by the Nevada Tax Commission. We accrued sales tax expenses of approximately $212,000 for the three months ended March 31, 2013 compared to approximately $90,000 for the three months ended March 31, 2012. Additionally, we expensed approximately $239,000 related to our interactive gaming initiative during the first quarter of 2013.

Interest Expense

Interest expense decreased 2.7% to $10.8 million for the three months ended March 31, 2013, compared to $11.1 million for the three months ended March 31, 2012. The decrease was due primarily to the redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes on April 30, 2012.

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

Net cash provided by operating activities was $17.0 million for the three months ended March 31, 2013 compared to $19.5 million for the three months ended March 31, 2012. The decrease in cash flow from operations was driven by a $800,000 decrease in net revenues and $1.1 million increase in expenses.

During the three months ended March 31, 2013, our total capital expenditures were $4.1 million (including approximately $500,000 in non-cash items), of which approximately $800,000 was spent on slot machine replacements and conversions, $1.1 million on replacement building controls at the Stratosphere and Aquarius, $500,000 for renovations to our rooms, public areas and food and beverage venues and $1.7 million on our facilities and operations. For the three months ended March 31, 2012, our total capital expenditures were $5.7 million (including approximately $400,000 in non-cash items), of which approximately $300,000 was spent on slot machine replacements and conversions, $700,000 on a replacement fire safety system at the Stratosphere, $600,000 for renovations to our public areas and food and beverage venues, $600,000 on information technology and $3.5 million on our facilities and operations.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest payments on indebtedness, (iii) payments for design and development costs of future projects, (iv) regular maintenance and other capital expenditures, and (v) the redemption of our 11% Senior Secured Notes which mature on June 15, 2014. We continually evaluate refinancing options in both the loan and bond markets to address our upcoming bond maturity. We currently anticipate that we will spend approximately $18.2 million on regular maintenance and renovation capital projects during 2013, which will be evaluated throughout the year.

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

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No.).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $340.9 million as of March 31, 2013.

For the three months ended March 31, 2013, we incurred approximately $10.8 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No.). There were no material changes to those risk factors during the three months ended March 31, 2013.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	May 15, 2013

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the three months ended March 31, 2013; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

