Form 10-Q
period 2013-06-30
American Casino & Entertainment Properties LLC
filed 2013-08-13
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$72,746	$63,169
Investments-restricted	211	211
Accounts receivable, net	4,302	3,519
Accounts receivable, net - related party	87	102
Other current assets	11,295	11,701
Total Current Assets	88,641	78,702
Property and equipment, net	1,087,438	1,097,638
Debt issuance costs, net	1,212	1,232
Intangible and other assets, net	15,632	15,967
Total Assets	$1,192,923	$1,193,539

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,300	$4,979
Accrued expenses	15,119	16,959
Accounts payable and accrued expenses - related party	1	6
Accrued payroll and related expenses	11,677	11,415
Current portion of capital lease obligations	311	304
Total Current Liabilities	33,408	33,663

Long-Term Liabilities:
Long-term debt, net of unamortized discount	331,870	329,196
Capital lease obligations, less current portion	1,166	1,324
Total Long-Term Liabilities	333,036	330,520

Total Liabilities	366,444	364,183

Commitments and Contingencies

Members' Equity:
Members' Equity	826,479	829,356
Total Members' Equity	826,479	829,356
Total Liabilities and Members' Equity	$1,192,923	$1,193,539

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Casino	$50,764	$50,106
Hotel	17,881	17,792
Food and beverage	17,773	17,585
Tower, retail, entertainment and other	8,543	8,416
Gross revenues	94,961	93,899
Less promotional allowances	6,543	6,195
Net revenues	88,418	87,704

Costs And Expenses:
Casino	16,097	16,279
Hotel	8,467	9,132
Food and beverage	13,523	13,342
Other operating expenses	2,930	2,926
Selling, general and administrative	28,132	28,543
Depreciation and amortization	7,958	8,279
Loss on disposal of assets	28	35
Management fee - related party	250	250
Total costs and expenses	77,385	78,786

Income From Operations	11,033	8,918

Other Expense:
Loss on debt redemption	-	(1,112)
Interest expense	(10,936)	(10,599)
Total other expense	(10,936)	(11,711)

Net Income (Loss)	$97	$(2,793)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Casino	$104,509	$104,109
Hotel	32,605	33,395
Food and beverage	34,863	34,093
Tower, retail, entertainment and other	16,108	16,076
Gross revenues	188,085	187,673
Less promotional allowances	13,317	12,820
Net revenues	174,768	174,853

Costs And Expenses:
Casino	32,800	33,073
Hotel	16,353	17,333
Food and beverage	26,669	25,709
Other operating expenses	5,631	5,743
Selling, general and administrative	57,593	56,968
Depreciation and amortization	16,254	16,931
Pre-opening costs	114	-
Gain on disposal of assets	(3)	(7)
Management fee - related party	500	500
Total costs and expenses	155,911	156,250

Income From Operations	18,857	18,603

Other Expense:
Loss on debt redemption	-	(1,112)
Interest expense	(21,734)	(21,650)
Total other expense	(21,734)	(22,762)

Net Loss	$(2,877)	$(4,159)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,877)	$(4,159)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	16,254	16,931
Amortization of debt issuance and debt discount costs	3,070	2,800
Loss on debt redemption	-	1,112
Gain on disposal of assets	(3)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(783)	158
Other assets	437	6
Accounts payable and accrued expenses	(266)	1,085
Related party activity, net	10	131
Net Cash Provided by Operating Activities	15,842	18,057

Cash Flows From Investing Activities:
Acquisition of property and equipment	(5,846)	(9,753)
Proceeds from sale of property and equipment	108	65
Net Cash Used in Investing Activities	(5,738)	(9,688)

Cash Flows From Financing Activities:
Deferred financing costs	(376)	(764)
Payments on note payable	-	(19,125)
Payments on capital lease obligation	(151)	(143)
Net Cash Used in Financing Activities	(527)	(20,032)

Net increase (decrease) in cash and cash equivalents	9,577	(11,663)
Cash and cash equivalents - beginning of period	63,169	74,201
Cash and cash equivalents - end of period	$72,746	$62,538

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$18,560	$18,931

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$9	$485

See notes to condensed consolidated financial statements.

4

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2012	$-	$829,356	$829,356
Net loss	-	(2,877)	(2,877)
Balances at June 30, 2013	$-	$826,479	$826,479

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

Note 3. Related Party Transactions

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expired on June 20, 2013. Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of approximately $250,000 for both the three months ended June 30, 2013 and June 30, 2012. We incurred Highgate fees of approximately $500,000 for both the six months ended June 30, 2013 and June 30, 2012. As of June 30, 2013 and December 31, 2012, there were no amounts due to Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $0 and $50,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. We expensed fees of approximately $8,000 and $101,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, we owed TTL approximately $0 and $5,000, respectively.

Archon Group, LP, or Archon, formerly an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $17,000 and $34,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. We expensed fees of approximately $22,000 and $53,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $133,000 and $193,000 for the three months and six months ended June 30, 2013, respectively compared to approximately $223,000 for both the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, we owed Archon $0. As of June 30, 2013 and December 31, 2012, Archon owed us approximately $87,000 and $102,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $8,000 and $14,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. We expensed fees of approximately $14,000 and $24,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, we owed Nor1 approximately $1,000.

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

As of June 30, 2013 and December 31, 2012, we had the following intangible assets.

		(in thousands)
		June 30, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Amortizing intangible assets:	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Player Loyalty Plan	5 Years	$7,450	$(7,450)	-	$7,450	$(7,201)	$249
Non-Compete Agreement	38 Months	1,045	(1,045)	-	1,045	(990)	55
		$8,495	$(8,495)	$-	$8,495	$(8,191)	$304

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$15,507			$15,811

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	June 30, 2013	December 31, 2012

	(In thousands)
11% Senior Secured Notes due June 15, 2014	$337,500	$337,500
Unamortized discount	(5,630)	(8,304)
Capital lease obligations	1,477	1,628
Total long-term debt and capital lease obligations	333,347	330,824
Current portion of capital lease obligations	(311)	(304)
Total long-term debt and capital lease obligations, net	$333,036	$330,520

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

The fair value of our debt is estimated based on market prices for the same or similar issues. The estimated fair value of the 11% Senior Secured Notes was approximately $339.2 million as of June 30, 2013.

On or after June 15, 2013, the Issuers could redeem the 11% Senior Secured Notes at par value, or 100% of the principal amount, plus accrued and unpaid interest to the applicable call date. On July 3, 2013, the Issuers called for redemption all of the remaining outstanding 11% Senior Secured Notes that were not accepted for purchase on July 3, 2013 in connection with their previously announced tender offer, in accordance with the redemption provisions of the Indenture. The redemption date for the remaining outstanding 11% Senior Secured Notes was August 2, 2013. The redemption price for the remaining outstanding 11% Senior Secured Notes was 100% of the principal amount of the 11% Senior Secured Notes redeemed, plus accrued but unpaid interest to the redemption date.

On July 3, 2013, the Company also exercised its right to satisfy and discharge the Indenture. As a result of the satisfaction and discharge of the Indenture, the Company, ACEP Finance Corp. and the guarantors of the Notes have been released from their remaining obligations under the Indenture and the 11% Senior Secured Notes.

We expect to recognize a loss of approximately $7.8 million during the period of the three months ended September 30, 2013 in connection with the redemption of the outstanding 11% Senior Secured Notes.

First Lien Facilities and Second Lien Term Loans

On July 3, 2013, the Company and certain of its subsidiaries (the “Guarantors”) entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC, or Goldman Sachs, and Deutsche Bank Securities Inc., or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million consisting of $215 million of senior secured term loans, or First Lien Term Loans, and $15 million of senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”). The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans, and the maturity date of the Revolving Facility is the earliest to occur of (i) July 3, 2018 and (ii) the acceleration of the Revolving Facilities.

In addition, on July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million the Second Lien Term Loans.

The Credit Agreements include a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness; (ii) leverage and financial maintenance covenants; and (iii) restrictions on acquisitions, significant asset disposals or making fundamental changes to our business.

The proceeds of the First Lien Facilities and Second Lien Term Loans were used together with cash on hand to purchase the outstanding 11% Senior Secured Notes that were tendered in connection with the Issuer’s previously announced tender offer. The remaining proceeds were used to redeem the remaining outstanding 11% Senior Secured Notes.

 Note 6. Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7. Subsequent Events

As discussed in Note 5, on July 3, 2013 we entered into a $230 million First Lien Credit Agreement consisting of $215 million of First Lien Term Loans and a $15 million Revolving Facility and $120 million of Second Lien Term Loans. The proceeds of which were used to repay our 11% Senior Secured Notes.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 53.5% of our gross revenue for the three months ended June 30, 2013 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended June 30, 2013, with hotel sales representing 18.8% and food and beverage sales representing 18.7%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of our operations for the periods indicated.

	Three months ended June 30,
	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$50.7	$50.1
Hotel	17.9	17.8
Food and beverage	17.8	17.6
Tower, retail, entertainment and other	8.5	8.4
Gross revenues	94.9	93.9
Less promotional allowances	6.5	6.2
Net revenues	88.4	87.7

Costs and expenses:
Casino	16.1	16.3
Hotel	8.5	9.1
Food and beverage	13.5	13.3
Other operating expenses	2.9	2.9
Selling, general and administrative	28.4	28.9
Depreciation and amortization	8.0	8.3
Total costs and expenses	77.4	78.8
Income from operations	$11.0	$8.9

EBITDA Reconciliation:
Net income (loss)	$0.1	$(2.8)
Interest expense	10.9	10.6
Depreciation and amortization	8.0	8.3
EBITDA	$19.0	$16.1

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

Our consolidated gross revenues increased 1.1% to $94.9 million for the three months ended June 30, 2013 from $93.9 million for the three months ended June 30, 2012. Our consolidated income from operations and EBITDA increased 23.6% and 18.0% to $11.0 million and $19.0 million for the three months ended June 30, 2013 compared to $8.9 million and $16.1 million for the three months ended June 30, 2012, respectively. The increase in our gross revenues, income from operations and EBITDA are due primarily to increased revenues for our gaming and hotel divisions caused by higher slot coin-in and hold percentages for the casino, and for the hotel, higher average daily room rates. Revenues increased for all properties except the Stratosphere due to lower casino revenues and hotel occupancy.

For the three months ended June 30, 2013 and 2012, certain expenses had an impact on income from operations and EBITDA. ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $195,000 during the second quarter to operate acePLAYPoker.com, which became operational in February 2013. In addition, EBITDA for the three months ended June 30, 2012 was negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 1.2% to $50.7 million for the three months ended June 30, 2013, compared to $50.1 million for the three months ended June 30, 2012. Our slot revenues increased 0.9% while table revenues were unchanged. Slot revenues increased due to a 0.2% increase in coin-in and 0.1 percentage point increase in hold compared to the three months ended June 30, 2012. For the three months ended June 30, 2013, slot machine revenues were 85.4% of casino revenues, and table game revenues were 11.4% of casino revenues, compared to 85.8% and 11.6% of casino revenues, respectively, for the three months ended June 30, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 23.1% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Increased bingo revenues were partially offset by decreased race and sports book and keno revenues. Bingo revenues increased 383.3% due to a 6.2 percentage point increase in hold percentage and a 1.5% increase in patrons. Race and sports book revenues decreased 3.8% compared to the three months ended June 30, 2012 due to a combination of a 12.8% decrease in handle and a 1.1 percentage point increase in hold percentage, Keno revenues decreased 34.8% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as our keno offerings were discontinued at the Aquarius in January. Casino operating expenses decreased 1.2% to $16.1 million for the three months ended June 30, 2013, compared to $16.3 million for the three months ended June 30, 2012. The decrease in expenses was due primarily to lower labor costs and slot participation expenses. Participation expenses consist of fees paid to game owners for the use of their games. Our casino operating margin was 68.2% for the three months ended June 30, 2013, compared to 67.5% for the three months ended June 30, 2012.

Hotel

Hotel revenues increased 0.6% to $17.9 million for the three months ended June 30, 2013 from $17.8 million for the three months ended June 30, 2012.  Overall room occupancy fell to 68.5% for the three months ended June 30, 2013 compared to 73.0% for the three months ended June 30, 2012 and the average daily room rate increased 3.2% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Average daily room rates increased at all properties. Occupancy at the Stratosphere declined to 82.6% for the three months ended June 30, 2013 compared to 91.7% for the three months ended June 30, 2012. The loss of a tour operator contract was responsible for the decline in occupancy at the Stratosphere as rooms sold in the tour and travel segment declined 65.6% compared to the three months ended June 30, 2012. Our hotel expenses decreased 6.6% to $8.5 million for the three months ended June 30, 2013, compared to $9.1 million for the three months ended June 30, 2012 due primarily to lower payroll and supplies expense. Due to the decrease in expenses, our hotel operating margin increased to 52.5% for the three months ended June 30, 2013 as compared to 48.9% for the three months ended June 30, 2012.

Food & Beverage

Food and beverage revenues increased 1.1% to $17.8 million for the three months ended June 30, 2013, compared to $17.6 million for the three months ended June 30, 2012.  Revenues increased at all of our properties except the Aquarius. The decline in revenues at the Aquarius was primarily due to changes to our coffee venue. Our Starbucks franchise ended on March 1, 2013 and was replaced with a temporary coffee venue with limited service. A permanent replacement is expected to open in mid-August. Overall, food covers and beverage covers decreased 3.7% and 0.8%, respectively, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  Average revenue per cover for the three months ended June 30, 2013 increased 5.0% compared to the three months ended June 30, 2012. Our food and beverage expenses increased 1.5% to $13.5 million for the three months ended June 30, 2013 compared to $13.3 million for the three months ended June 30, 2012 due to higher labor costs and food and beverage cost of goods. Due to the increase in expenses, our food and beverage operating margin decreased slightly to 24.2% for the three months ended June 30, 2013 as compared to 24.4% for the three months ended June 30, 2012.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 1.2% to $8.5 million for the three months ended June 30, 2013, compared to $8.4 million for the three months ended June 30, 2012. Tower revenues increased 2.5% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Tower guests declined 7.9% while revenue per guest increased 11.3% compared to the three months ended June 30, 2012. Tower guest count for the three months ended June 30, 2013 was impacted by lower hotel occupancy. Entertainment revenue declined 23.6% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The primary cause for the decline in revenues was lower average ticket prices for Pin Up for the three months ended June 30, 2013 compared to the Bite show for the three months ended June 30, 2012. Pin Up debuted at the Stratosphere on March 2, 2013, replacing the Bite show which closed on October 31, 2012. Retail revenue decreased 5.8% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Other operating income increased 1.6% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in revenue was primarily due to higher communications commission revenues. Other operating expenses were $2.9 million for both the three months ended June 30, 2013 and June 30, 2012. Reductions in entertainer fees and labor costs were offset by increased repair and maintenance expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.8% for the three months ended June 30, 2013 from 12.4% for the three months ended June 30, 2012. This increase was primarily due to increased food and beverage promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 1.7% to $28.4 million, or 29.9% of gross revenues, for the three months ended June 30, 2013, compared to $28.9 million, or 30.8% of gross revenues for the three months ended June 30, 2012. This decrease was primarily due to lower repair and maintenance, advertising and sales tax expenses. Repair and maintenance expenses for the three months ended June 30, 2012 included approximately $420,000 for a plumbing and drain repair project at Arizona Charlie’s Decatur and sales tax expenses included approximately $248,000 for an audit assessment related to a Nevada Division of Taxation audit. Additionally, we expensed approximately $195,000 related to our interactive gaming initiative during the three months ended June 30, 2013.

Interest Expense

Interest expense increased 2.8% to $10.9 million for the three months ended June 30, 2013, compared to $10.6 million for the three months ended June 30, 2012. The increase was due primarily to a decrease in capitalized interest. For the three months ended June 30, 2013, approximately $40,000 in interest was capitalized compared to approximately $290,000 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of our operations for the periods indicated.

	Six months ended June 30,
	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$104.5	$104.1
Hotel	32.6	33.4
Food and beverage	34.9	34.1
Tower, retail, entertainment and other	16.1	16.1
Gross revenues	188.1	187.7
Less promotional allowances	13.3	12.8
Net revenues	174.8	174.9

Costs and expenses:
Casino	32.8	33.1
Hotel	16.4	17.3
Food and beverage	26.7	25.7
Other operating expenses	5.6	5.7
Selling, general and administrative	58.1	57.6
Pre-opening costs	0.1	-
Depreciation and amortization	16.3	16.9
Total costs and expenses	156.0	156.3
Income from operations	$18.8	$18.6

EBITDA Reconciliation:
Net loss	$(2.9)	$(4.2)
Interest expense	21.7	21.7
Depreciation and amortization	16.3	16.9
EBITDA	$35.1	$34.4

Our consolidated gross revenues increased 0.2% to $188.1 million for the six months ended June 30, 2013 from $187.7 million for the six months ended June 30, 2012. Our consolidated income from operations and EBITDA increased 1.1% and 2.0% to $18.8 million and $35.1 million for the six months ended June 30, 2013 compared to $18.6 million and $34.4 million for the six months ended June 30, 2012, respectively. The increases in our gross revenues and income from operations are due primarily to revenue growth for our gaming and food and beverage divisions caused by higher slot coin-in and table games hold percentage for the casino, and for food and beverage, higher average revenue per cover. Income from operations for the six months ended June 30, 2013 was positively impacted by a 3.6% decrease in depreciation and amortization expenses to $16.3 million from $16.9 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, respectively. EBITDA for the six months ended June 30, 2012 were negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 0.4% to $104.5 million for the six months ended June 30, 2013, compared to $104.1 million for the six months ended June 30, 2012. Our slot and table revenues increased 0.8% and decreased 2.5%, respectively. Slot revenues increased due to a 0.2% increase in coin-in and a 0.1 percentage point increase slot hold while table revenues decreased due to a 5.0% decline in table games drop while hold increased 0.5 percentage points compared to the six months ended June 30, 2012. The decline in table games drop was attributable to the Stratosphere and Arizona Charlie’s properties. For the six months ended June 30, 2013, slot machine revenues were 85.6% of casino revenues, and table game revenues were 11.3% of casino revenues, compared to 85.2% and 11.6% of casino revenues, respectively, for the six months ended June 30, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were unchanged for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Higher bingo revenues were offset by lower race and sports book and keno revenues. Bingo revenues increased 83.0% due to a 3.6 percentage point increase in hold. Race and sports book revenues declined 11.3% compared to the six months ended June 30, 2012 due to a combination of a 4.5% decrease in handle and a 0.8 percentage point decrease in hold. Keno revenues decreased 62.6% compared to the six months ended June 30, 2012 as our keno offerings were discontinued at the Aquarius in January. Casino operating expenses decreased 0.9% to $32.8 million for the six months ended June 30, 2013, compared to $33.1 million for the six months ended June 30, 2012. The decrease in expenses was due primarily to lower labor costs, revenue taxes and slot participation expenses. Participation expenses consist of fees paid to game owners for the use of their games. As a result, our casino operating margin was 68.6% for the six months ended June 30, 2013, compared to 68.2% for the six months ended June 30, 2012.

Hotel

Hotel revenues decreased 2.4% to $32.6 million for the six months ended June 30, 2013 from $33.4 million for the six months ended June 30, 2012.  Overall room occupancy decreased to 66.3% for the six months ended June 30, 2013 compared to 69.5% for the six months ended June 30, 2012 and the average daily room rate increased 0.7% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decline in overall room occupancy was due largely to declines at the Stratosphere, which fell to 80.1% for the six months ended June 30, 2013, compared to 86.9% for the six months ended June 30, 2012. The loss of a tour operator contract was responsible for the decline in occupancy at the Stratosphere as rooms sold in the tour and travel segment declined 67.1% compared to the six months ended June 30, 2012. Our hotel operating expenses decreased 5.2% to $16.4 million for the six months ended June 30, 2013, compared to $17.3 million for the six months ended June 30, 2012. The decrease in hotel expenses was due primarily to lower labor costs and supplies expenses. Due to the decrease in expenses, our hotel operating margin increased to 49.7% for the six months ended June 30, 2013 as compared to 48.2% for the six months ended June 30, 2012.

Food & Beverage

Food and beverage revenues increased 2.3% to $34.9 million for the six months ended June 30, 2013, compared to $34.1 million for the six months ended June 30, 2012.  Food and beverage revenues increased for all properties except Arizona Charlie’s Boulder. Revenues at the Aquarius for the six months ended June 30, 2012 were negatively impacted by closures of certain of our food venues and bars to replace plumbing, equipment and fixtures during the three months ended March 31, 2012. Overall, food covers and beverage covers decreased 3.3% and 1.6%, respectively, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  Average revenue per cover for the six months ended June 30, 2013 increased 5.8% compared to the six months ended June 30, 2012. Our food and beverage expenses increased 3.9% to $26.7 million for the six months ended June 30, 2013 compared to $25.7 million the six months ended June 30, 2012. The increase in our food and beverage expenses was due primarily to higher labor costs and a 0.4 percentage point increase in our cost of goods sold. Due to the increase in expenses, our food and beverage operating margin decreased to 23.5% for the six months ended June 30, 2013 as compared to 24.6% for the six months ended June 30, 2012.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues were $16.1 million for both the six months ended June 30, 2013 and 2012. Tower revenues increased 2.0% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Tower guests declined 6.4% while revenue per guest increased 9.1% for the six months ended June 30, 2013 compared to the three months ended June 30, 2012. Entertainment revenue declined 34.2% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due primarily to fewer performances and lower average ticket prices. The Bite show at the Stratosphere closed on October 31, 2012 and its replacement, Pin Up, debuted on March 2, 2013. Retail revenue increased 0.9% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Other operating income increased 5.9% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in revenue was primarily due to higher communications commission revenues. Other operating expenses decreased 1.8% to $5.6 million for the six months ended June 30, 2013 compared to $5.7 million for the six months ended June 30, 2012. This decrease was primarily due to a reduction in entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.7% for the six months ended June 30, 2013 from 12.3% for the six months ended June 30, 2012. This increase was primarily due to increased food, beverage and room promotions.

Pre-opening Expenses

We incurred $114,000 in pre-opening costs for the six months ended June 30, 2013 compared to none for the six months ended June 30, 2012. Pre-opening costs for the six months ended June 30, 2013 consisted primarily of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere. Pin Up opened to the public on March 2, 2013.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 0.9% to $58.1 million, or 30.9% of gross revenues, for the six months ended June 30, 2013, compared to $57.6 million, or 30.7% of gross revenues for the six months ended June 30, 2012. This increase was primarily due to higher repair and maintenance and maintenance contract expenses, partially offset by reduced advertising and utilities expenses. Repair and maintenance expenses for the six months ended June 30, 2013 include approximately $1.0 million for Aquarius repair projects. In addition, we expensed approximately $434,000 related to our interactive gaming initiative during the six months ended June 30, 2013.

Interest Expense

Interest expense was $21.7 million for both the six months ended June 30, 2013 and 2012.

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

As of June 30, 2013 we had $72.7 million in cash and cash equivalents compared to $62.5 million on June 30, 2012. Net cash provided by operating activities was $15.9 million for the six months ended June 30, 2013 compared to $18.1 million for the six months ended June 30, 2012. The decrease in cash flow from operations was driven primarily by changes in working capital related to accounts receivable and accrued expenses and a slight decline in net revenues.

During the six months ended June 30, 2013, our total capital expenditures were $5.9 million (including approximately $9,000 in non-cash items), of which approximately $1.4 million was spent on slot machine replacements and conversions, $1.4 million on replacement building controls at the Stratosphere and Aquarius, $800,000 for renovations to our rooms, public areas and food and beverage venues and $2.3 million on our facilities and operations. For the six months ended June 30, 2012, our total capital expenditures were $10.2 million (including approximately $485,000 in non-cash items), of which approximately $1.2 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $1.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.0 million on information technology and $5.0 million on our facilities and operations.

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

On July 3, 2013, we entered into a $230 million First Lien Credit Agreement consisting of $215 million of First Lien Term Loans and a $15 million Revolving Facility and $120 million of Second Lien Term Loans. The proceeds from these transactions were used to repay the 11% Senior Secured Notes.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. ACEP issued the Unregistered Notes on August 14, 2009. The estimated fair value of the 11% Senior Secured Notes was approximately $339.2 million as of June 30, 2013.

For the six months ended June 30, 2013, we incurred approximately $21.7 million in interest expense.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No.). There were no material changes to those risk factors during the three months ended June 30, 2013.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:	August 13, 2013

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the six months ended June 30, 2013; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

