Form 10-Q
period 2013-09-30
American Casino & Entertainment Properties LLC
filed 2013-11-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$61,387	$63,169
Investments-restricted	211	211
Accounts receivable, net	4,053	3,519
Accounts receivable, net - related party	29	102
Other current assets	10,729	11,701
Total Current Assets	76,409	78,702
Property and equipment, net	1,082,925	1,097,638
Debt issuance costs, net	8,407	1,232
Intangible and other assets, net	15,618	15,967
Total Assets	$1,183,359	$1,193,539

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,634	$4,979
Accrued expenses	15,522	16,959
Accounts payable and accrued expenses - related party	350	6
Accrued payroll and related expenses	13,502	11,415
Current portion of long-term debt	2,150	-
Current portion of capital lease obligations	453	304
Total Current Liabilities	38,611	33,663

Long-Term Liabilities:
Long-term debt, net of unamortized discount	326,731	329,196
Capital lease obligations, less current portion	948	1,324
Total Long-Term Liabilities	327,679	330,520

Total Liabilities	366,290	364,183

Commitments and Contingencies

Members' Equity:
Members' Equity	817,069	829,356
Total Members' Equity	817,069	829,356
Total Liabilities and Members' Equity	$1,183,359	$1,193,539

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Casino	$47,086	$48,454
Hotel	17,635	17,012
Food and beverage	17,166	17,185
Tower, retail, entertainment and other	8,797	9,364
Gross revenues	90,684	92,015
Less promotional allowances	6,340	6,167
Net revenues	84,344	85,848

Costs And Expenses:
Casino	15,798	16,108
Hotel	8,792	9,125
Food and beverage	13,525	13,240
Other operating expenses	2,857	2,958
Selling, general and administrative	28,723	28,867
Depreciation and amortization	7,854	8,099
Pre-opening costs	5	39
Gain on disposal of assets	(5)	(42)
Management fee - related party	-	250
Total costs and expenses	77,549	78,644

Income From Operations	6,795	7,204

Other Expense:
Loss on debt redemption	(7,849)	-
Interest expense	(8,356)	(10,524)
Total other expense	(16,205)	(10,524)

Net Loss	$(9,410)	$(3,320)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Casino	$151,595	$152,563
Hotel	50,240	50,407
Food and beverage	52,029	51,278
Tower, retail, entertainment and other	24,905	25,440
Gross revenues	278,769	279,688
Less promotional allowances	19,657	18,987
Net revenues	259,112	260,701

Costs And Expenses:
Casino	48,598	49,181
Hotel	25,145	26,458
Food and beverage	40,194	38,949
Other operating expenses	8,483	8,701
Selling, general and administrative	86,321	85,835
Depreciation and amortization	24,108	25,030
Pre-opening costs	119	39
Gain on disposal of assets	(8)	(49)
Management fee - related party	500	750
Total costs and expenses	233,460	234,894

Income From Operations	25,652	25,807

Other Expense:
Loss on debt redemption	(7,849)	(1,112)
Interest expense	(30,090)	(32,174)
Total other expense	(37,939)	(33,286)

Net Loss	$(12,287)	$(7,479)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(12,287)	$(7,479)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	24,108	25,030
Amortization of debt issuance and debt discount costs	3,705	4,217
Loss on debt redemption	7,849	1,112
Gain on disposal of assets	(8)	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(534)	(223)
Other assets	1,017	564
Accounts payable and accrued expenses	2,044	11,110
Related party activity, net	417	78
Net Cash Provided by Operating Activities	26,311	34,360

Cash Flows From Investing Activities:
Acquisition of property and equipment	(8,937)	(13,745)
Proceeds from sale of property and equipment	115	106
Net Cash Used in Investing Activities	(8,822)	(13,639)

Cash Flows From Financing Activities:
Deferred financing costs	(8,693)	(775)
Payments of debt redemption costs	(1,564)	(375)
Payments on note payable	(338,037)	(18,750)
Proceeds from issuance of long-term debt	329,250	-
Payments on capital lease obligation	(227)	(216)
Net Cash Used in Financing Activities	(19,271)	(20,116)

Net increase (decrease) in cash and cash equivalents	(1,782)	605
Cash and cash equivalents - beginning of period	63,169	74,201
Cash and cash equivalents - end of period	$61,387	$74,806

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$24,519	$18,758

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$261	$128

See notes to condensed consolidated financial statements.

4

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2012	$-	$829,356	$829,356
Net loss	-	(12,287)	(12,287)
Balances at September 30, 2013	$-	$817,069	$817,069

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

On July 3, 2013, the Company and certain of its subsidiaries, Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and $15 million of senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The proceeds from the First Lien Term Loans and Second Lien Term Loans were used to purchase the outstanding 11% Senior Secured Notes that were tendered in connection with the Issuer’s previously announced tender offer and to redeem the remaining outstanding 11% Senior Secured Notes.

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

Reclassifications

Certain reclassifications have been made to the nine month period ending September 30, 2012 consolidated financial statements to conform to the September 30, 2013 presentation. These reclassifications had no effect on net loss.

Note 3.   Related Party Transactions

On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Facilities and Second Lien Term Loans. During the three and nine months ended September 30, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and the incurrence of the First Lien Facilities and Second Lien Term Loans and paid Goldman Sachs approximately $1.1 million in interest on the First Lien Term Loans. As of September 30, 2013 we owed Goldman Sachs approximately $348,000 in interest on the Second Lien Term Loans. As of September 30, 2013, Goldman Sachs owned approximately $7.6 million of the First Lien Term Loans, $12.5 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility.

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expired on June 20, 2013.  Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of $0 and $250,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. We incurred Highgate fees of approximately $500,000 and $750,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, there were no amounts due to Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use TTL’s services. We expensed fees of approximately $0 and $44,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. We expensed fees of approximately $8,000 and $145,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, we owed TTL approximately $0 and $5,000, respectively.

Archon Group, LP, or Archon, formerly an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $362,000 and $335,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. We expensed fees of approximately $384,000 and $408,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $140,000 and $262,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. We recorded revenues of approximately $333,000 and $483,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, we owed Archon $0. As of September 30, 2013 and December 31, 2012, Archon owed us approximately $29,000 and $102,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $7,000 and $11,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. We expensed fees of approximately $21,000 and $35,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, we owed Nor1 approximately $2,000.

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

As of September 30, 2013 and December 31, 2012, we had the following intangible assets.

		(in thousands)
		September 30, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(7,450)	-	$7,450	$(7,201)	$249
Non-Compete Agreement	38 Months	1,045	(1,045)	-	1,045	(990)	55
		$8,495	$(8,495)	$-	$8,495	$(8,191)	$304

Non-amortizing intangible assets:
Trade Name				$15,507			$15,507
				$15,507			$15,811

Note 5.  Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	September 30, 2013	December 31, 2012
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 4.75%
margin above LIBOR, with a 1.25% LIBOR floor	$214,463	$-
Second Lien Term Loans due January 3, 2020, interest at a 10.00%
margin above LIBOR, with a 1.25% LIBOR floor	120,000	-
First Lien Revolving Credit Facility	-	-
11% Senior Secured Notes due June 15, 2014	-	337,500
Unamortized discount	(5,582)	(8,304)
Capital lease obligations	1,401	1,628
Total long-term debt and capital lease obligations	330,282	330,824
Current portion of long-term debt and capital lease obligations	(2,603)	(304)
Total long-term debt and capital lease obligations, net	$327,679	$330,520

On July 3, 2013, we called the 11% Senior Secured Notes and issued First Lien Facilities in an aggregate principal amount of $230 million and Second Lien Term Loans in an aggregate principal amount of $120 million.  The First Lien Facilities consist of an aggregate amount of $215 million First Lien Term Loans and a $15 million Revolving Credit Facility. A portion of the proceeds of the First Lien Term Loans and Second Lien Term Loans were used together with cash on hand to purchase the outstanding 11% Senior Secured Notes that were tendered prior to July 3, 2013. The remaining proceeds were used to redeem the remaining outstanding 11% Senior Secured Notes on August 2, 2013 pursuant to the call.

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC, or Goldman Sachs, and Deutsche Bank Securities Inc., or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bear interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of September 30, 2013, all outstanding First Lien Term Loans are Eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to base rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to a percentage of excess cash flow earned during a calendar year. For the fiscal year ended December 31, 2013, the company will be required to make a principal payment equal to 75% of excess cash flow for the period of August 1, 2013 through December 31, 2013, and for all fiscal years ending on and after December 31, 2014 through the maturity date of the First Lien Term Loans, the percentage of excess cash flow will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

The maturity date of the Revolving Facility is the earliest to occur of (i) July 3, 2018 and (ii) the acceleration of the Revolving Facilities. The Revolving Facilities bear interest at a base rate plus an applicable margin that is 2.75%, 3.25% or 3.75% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted Eurodollar rate plus an applicable margin that is 3.75%, 4.25% or 4.75% per annum (depending on the Company’s First Lien Leverage Ratio). We will also pay a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage is either 0.375% or 0.500% per annum (depending on the Company’s First Lien Leverage Ratio). Interest and commitment fees are computed on the basis of a 360-day year and the actual number of days between interest periods with interest and commitment fees payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We may at the expiration of any interest period convert all or a portion of the Revolving Facility to base rate loans or Eurodollar loans. We may at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of September 30, 2013, there are no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 and (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a base rate plus 9.00% per annum or at the reserve-adjusted Eurodollar rate plus 10.00% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of September 30, 2013, all Second Lien Term Loans are Eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to base rate loans.

The Credit Agreements include a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business.

11% Senior Secured Notes

On August 14, 2009, we issued the 11% Senior Secured Notes pursuant to the Indenture. The 11% Senior Secured Notes would have matured on June 15, 2014 and bear interest at a rate of 11% per annum. Interest was computed on the basis of a 360-day year composed of twelve 30-day months and was payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009.

On June 7, 2013, the Issuers commenced a cash tender offer to purchase any and all of the outstanding 11% Senior Secured Notes due 2014. On July 3, 2013, the Issuers called for the redemption of all of the 11% Senior Secured Notes not purchased pursuant to the tender offer to purchase the 11% Senior Secured Notes. On July 3, 2013, the issuers purchased $233.1 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the tender offer. On August 2, 2013, the Issuers redeemed the remaining $104.4 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the call. We recognized a loss of approximately $7.8 million during the period of the three months ended September 30, 2013 in connection with the redemption of the outstanding 11% Senior Secured Notes.

On July 3, 2013, the Company also exercised its right to satisfy and discharge the Indenture. As a result of the satisfaction and discharge of the Indenture, the Company, ACEP Finance Corp. and the guarantors have been released from their remaining obligations under the Indenture and the 11% Senior Secured Notes.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. These properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to locals and tourists. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius has the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 51.9% of our gross revenue for the three months ended September 30, 2013 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended September 30, 2013, with hotel sales representing 19.4% and food and beverage sales representing 18.9%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated.

	Three months ended September 30,
	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$47.1	$48.4
Hotel	17.6	17.0
Food and beverage	17.2	17.2
Tower, retail, entertainment and other	8.8	9.4
Gross revenues	90.7	92.0
Less promotional allowances	6.3	6.2
Net revenues	84.4	85.8

Costs and expenses:
Casino	15.8	16.1
Hotel	8.8	9.1
Food and beverage	13.5	13.2
Other operating expenses	2.9	3.0
Selling, general and administrative	28.7	29.1
Pre-opening costs	-	-
Depreciation and amortization	7.9	8.1
Total costs and expenses	77.6	78.6
Income from operations	$6.8	$7.2

EBITDA Reconciliation:
Net loss	$(9.4)	$(3.3)
Interest expense	8.4	10.5
Depreciation and amortization	7.9	8.1
EBITDA	$6.9	$15.3

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

Our consolidated gross revenues decreased 1.4% to $90.7 million for the three months ended September 30, 2013 from $92.0 million for the three months ended September 30, 2012. Our consolidated income from operations and EBITDA decreased 5.6% and 54.9% to $6.8 million and $6.9 million for the three months ended September 30, 2013 compared to $7.2 million and $15.3 million for the three months ended September 30, 2012, respectively. The decrease in our gross revenues, income from operations and EBITDA are due primarily to lower revenues for our gaming and entertainment and tower divisions caused by reduced volumes and hold percentages for the casino, lower average ticket prices for the entertainment division and lower guest counts for the tower division.

For the three months ended September 30, 2013, certain expenses had an impact on income from operations and EBITDA. EBITDA for the three months ended September 30, 2013 was negatively impacted by a $7.8 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. In the third quarter of 2013, we recorded a credit to sales tax expense of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees. In addition, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $220,000 during the third quarter of 2013 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $22,000 in the third quarter of 2012.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 2.7% to $47.1 million for the three months ended September 30, 2013, compared to $48.4 million for the three months ended September 30, 2012. Our slot revenues decreased 1.5% while table revenues decreased 6.6%. Table games revenues decreased due to a 1.3% decrease in drop and 1.2 percentage point decrease in hold compared to the three months ended September 30, 2012. For the three months ended September 30, 2013, slot machine revenues were 85.1% of casino revenues, and table game revenues were 12.1% of casino revenues, compared to 83.9% and 12.6% of casino revenues, respectively, for the three months ended September 30, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 18.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Bingo revenues decreased 48.5% due to a 2.1 percentage point decrease in hold percentage and a 3.6% decrease in patrons. Race and sports book revenues decreased 20.8% compared to the three months ended September 30, 2012 due to a combination of a 9.8% decrease in handle and a 1.7 percentage point decrease in hold percentage. Keno revenues decreased 43.6% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as our keno offerings were discontinued at the Aquarius in January 2013. Casino operating expenses decreased 1.9% to $15.8 million for the three months ended September 30, 2013, compared to $16.1 million for the three months ended September 30, 2012. The decrease in expenses was due primarily to lower slot participation expenses, revenue taxes and labor costs. Participation expenses consist of fees paid to game owners for the use of their games. Our casino operating margin was 66.5% for the three months ended September 30, 2013, compared to 66.7% for the three months ended September 30, 2012.

Hotel

Hotel revenues increased 3.5% to $17.6 million for the three months ended September 30, 2013 from $17.0 million for the three months ended September 30, 2012. The increase in revenue was due primarily to a 111.2% increase in resort fee revenue at the Stratosphere. In addition, both Arizona Charlie’s properties and the Aquarius increased average daily room rate through increased occupancy at Arizona Charlie’s Decatur and the Aquarius. Overall room occupancy fell to 70.8% for the three months ended September 30, 2013 compared to 72.4% for the three months ended September 30, 2012. Our hotel expenses decreased 3.3% to $8.8 million for the three months ended September 30, 2013, compared to $9.1 million for the three months ended September 30, 2012 due primarily to lower labor costs and supplies expense. Due to the increase in revenues and the decrease in expenses, our hotel operating margin increased to 50.0% for the three months ended September 30, 2013 as compared to 46.5% for the three months ended September 30, 2012.

Food & Beverage

Food and beverage revenues were $17.2 million for both the three months ended September 30, 2013 and 2012. Increased revenues at the Arizona Charlie’s properties were offset by lower revenues at the Stratosphere and Aquarius. Overall, food covers and beverage covers decreased 1.2% and 1.8%, respectively, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Average revenue per cover for the three months ended September 30, 2013 increased 1.1% compared to the three months ended September 30, 2012. Our food and beverage expenses increased 2.3% to $13.5 million for the three months ended September 30, 2013 compared to $13.2 million for the three months ended September 30, 2012 due to higher labor costs and food and beverage cost of goods. McCall’s Heartland Grill, which opened on October 25, 2012, was responsible for approximately 98% and 34% of the increases in labor costs and cost of goods, respectively, compared to the three months ended September 30, 2012. Due to the increase in expenses, our food and beverage operating margin decreased to 21.5% for the three months ended September 30, 2013 as compared to 23.3% for the three months ended September 30, 2012.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 6.4% to $8.8 million for the three months ended September 30, 2013, compared to $9.4 million for the three months ended September 30, 2012. Tower revenues decreased 5.7% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Tower guests declined 10.4% while revenue per guest increased 5.3% compared to the three months ended September 30, 2012. Tower guest count for the three months ended September 30, 2013 was impacted by a 41% increase in downtime that included a 173% increase in downtime on the weekends, primarily due to inclement weather conditions. Entertainment revenue declined 43.2% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The primary cause for the decline in revenues was lower average ticket prices at the Stratosphere and a reduction in the number of events at the Aquarius for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Retail revenue increased 2.3% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Other operating revenue decreased 4.1% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in revenue was primarily due to lower construction management revenues. Other operating expenses decreased 3.3% to $2.9 million for the three months ended September 30, 2013 compared to $3.0 million for the three months ended September 30, 2012. The decline in other operating expenses was due primarily to reductions in entertainer fees and repair and maintenance expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.4% for the three months ended September 30, 2013 from 12.8% for the three months ended September 30, 2012. Increased food and beverage promotions were partially offset by reduced room promotions. We increased the amount of offers to the lower tiers in our customer database which drove volume but sacrificed some margin.

Pre-opening Expenses

Pre-opening expenses were $5,000 for the three months ended September 30, 2013, compared to $39,000 for the three months ended September 30, 2012. Pre-opening expenses for the three months ended September 30, 2013 consisted of equipment and supplies for the Duet Coffee and Wine venue at the Aquarius. For the three months ended September 30, 2012, pre-opening expenses consisted of labor, equipment and supplies for the McCall’s Heartland Grill restaurant venue at the Stratosphere.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 1.4% to $28.7 million, or 31.6% of gross revenues, for the three months ended September 30, 2013, compared to $29.1 million, or 31.6% of gross revenues for the three months ended September 30, 2012. Lower sales tax expenses were partially offset by increases in repair and maintenance, advertising, and utilities expenses. For the three months ended September 30, 2013 sales tax expenses include a credit of approximately $1.1 million for the reversal of prior accruals for taxes on complimentary and employee meals. In May 2013, the Nevada Tax Commission ratified a settlement agreement with a group of casinos stipulating that the Nevada Department of Taxation would not collect taxes on future complimentary and employee meals in exchange for the casinos dropping claims against the Nevada Department of Taxation for taxes that have already been paid. The settlement was contingent on legislative action by the Nevada Legislature. In June 2013, the Nevada Legislature approved and the Governor of Nevada subsequently signed A.B. 506, which exempts complimentary meals provided to customers and employees from taxation. Additionally, we expensed approximately $220,000 related to our interactive gaming initiative during the three months ended September 30, 2013 compared to approximately $22,000 during the three months ended September 30, 2012.

Interest Expense

Interest expense decreased 20.0% to $8.4 million for the three months ended September 30, 2013, compared to $10.5 million for the three months ended September 30, 2012. The decrease was due primarily to the redemption of the 11% Senior Secured Notes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended September 30,
	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$151.6	$152.6
Hotel	50.2	50.4
Food and beverage	52.0	51.3
Tower, retail, entertainment and other	24.9	25.4
Gross revenues	278.7	279.7
Less promotional allowances	19.7	19.0
Net revenues	259.0	260.7

Costs and expenses:
Casino	48.6	49.2
Hotel	25.1	26.5
Food and beverage	40.2	38.9
Other operating expenses	8.5	8.7
Selling, general and administrative	86.8	86.6
Pre-opening costs	0.1	-
Depreciation and amortization	24.1	25.0
Total costs and expenses	233.4	234.9
Income from operations	$25.6	$25.8

EBITDA Reconciliation:
Net loss	$(12.3)	$(7.5)
Interest expense	30.1	32.2
Depreciation and amortization	24.1	25.0
EBITDA	$41.9	$49.7

Our consolidated gross revenues decreased 0.4% to $278.7 million for the nine months ended September 30, 2013 from $279.7 million for the nine months ended September 30, 2012. Our consolidated income from operations and EBITDA decreased 0.8% and 15.7% to $25.6 million and $41.9 million for the nine months ended September 30, 2013 compared to $25.8 million and $49.7 million for the nine months ended September 30, 2012, respectively. The decreases in our gross revenues and income from operations are due primarily to lower gaming and entertainment revenues. Income from operations for the nine months ended September 30, 2013 was positively impacted by a 3.6% decrease in depreciation and amortization expenses to $24.1 million from $25.0 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, respectively. EBITDA for the nine months ended September 30, 2013 was negatively impacted by a $7.8 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. Similarly, EBITDA for the nine months ended September 30, 2012 was negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.7% to $151.6 million for the nine months ended September 30, 2013, compared to $152.6 million for the nine months ended September 30, 2012. Our slot and table revenues increased 0.1% and decreased 3.3%, respectively. Slot revenues increased due to a 0.1% increase in coin-in and a 0.1 percentage point increase in slot hold while table revenues decreased due to a 3.8% decline in table games drop while hold increased 0.6 percentage points compared to the nine months ended September 30, 2012. The decline in table games drop was attributable to the Stratosphere and Arizona Charlie’s properties. For the nine months ended September 30, 2013, slot machine revenues were 85.4% of casino revenues, and table game revenues were 11.6% of casino revenues, compared to 84.8% and 11.9% of casino revenues, respectively, for the nine months ended September 30, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 10.0% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Higher bingo revenues were offset by lower race and sports book and keno revenues. Bingo revenues increased 38.6% due to a 1.7 percentage point increase in hold. Race and sports book revenues declined 14.6% compared to the nine months ended September 30, 2012 due to a combination of a 6.1% decrease in handle and a 1.1 percentage point decrease in hold. Keno revenues decreased 56.1% compared to the nine months ended September 30, 2012 as our keno offerings were discontinued at the Aquarius in January 2013. Casino operating expenses decreased 1.2% to $48.6 million for the nine months ended September 30, 2013, compared to $49.2 million for the nine months ended September 30, 2012. The decrease in expenses was due primarily to lower labor costs, revenue taxes and slot participation expenses. Participation expenses consist of fees paid to game owners for the use of their games. As a result, our casino operating margin was 67.9% for the nine months ended September 30, 2013, compared to 67.8% for the nine months ended September 30, 2012.

Hotel

Hotel revenues decreased 0.4% to $50.2 million for the nine months ended September 30, 2013 from $50.4 million for the nine months ended September 30, 2012. Overall room occupancy decreased to 67.8% for the nine months ended September 30, 2013 compared to 70.5% for the nine months ended September 30, 2012 and the average daily room rate increased 0.4% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Occupancy increased at Arizona Charlie’s Decatur while average daily room rates increased for both Arizona Charlie’s properties and the Aquarius. The decline in overall room occupancy was due largely to declines at the Stratosphere, which fell to 82.0% for the nine months ended September 30, 2013, compared to 88.0% for the nine months ended September 30, 2012. The loss of a tour operator contract was responsible for the decline in occupancy at the Stratosphere as rooms sold in the tour and travel segment declined 58.4% compared to the nine months ended September 30, 2012. Stratosphere revenue for the nine months ended September 30, 2013 was positively impacted by a 57.5% increase in resort fee income. Our hotel operating expenses decreased 5.3% to $25.1 million for the nine months ended September 30, 2013, compared to $26.5 million for the nine months ended September 30, 2012. The decrease in hotel expenses was due primarily to lower labor costs, supplies expenses and commissions and broker fees. Due to the decrease in expenses, our hotel operating margin increased to 50.0% for the nine months ended September 30, 2013 as compared to 47.4% for the nine months ended September 30, 2012.

Food & Beverage

Food and beverage revenues increased 1.4% to $52.0 million for the nine months ended September 30, 2013, compared to $51.3 million for the nine months ended September 30, 2012. Food and beverage revenues increased for all properties except the Aquarius. Overall, food covers and beverage covers decreased 2.6% and 1.7%, respectively, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Average revenue per cover for the nine months ended September 30, 2013 increased 4.2% compared to the nine months ended September 30, 2012. Our food and beverage expenses increased 3.3% to $40.2 million for the nine months ended September 30, 2013 compared to $38.9 million the nine months ended September 30, 2012. The increase in our food and beverage expenses was due primarily to higher labor costs and a 1.0 percentage point increase in our cost of goods. McCall’s Heartland Grill, which opened on October 25, 2012, was responsible for approximately 63% and 52% of the increases in labor costs and cost of goods, respectively, compared to the nine months ended September 30, 2012. Due to the increase in expenses, our food and beverage operating margin decreased to 22.7% for the nine months ended September 30, 2013 as compared to 24.2% for the nine months ended September 30, 2012.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 2.0% to $24.9 million for the nine months ended September 30, 2013 compared to $25.4 million for the nine months ended September 30, 2012. Tower revenues decreased 0.9% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Tower guests declined 7.9% while revenue per guest increased 7.6% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Tower revenues and guest count were negatively impacted by a 23% increase in downtime that included a 66% increase in downtime on the weekends during the nine months ended September 30, 2013. Entertainment revenue declined 37.1% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due primarily to fewer performances and lower average ticket prices. The Bite show at the Stratosphere closed on October 31, 2012 and its replacement, Pin Up, debuted on March 2, 2013. Retail revenue increased 1.4% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Other operating income increased 2.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in revenue was primarily due to higher communications commission revenues. Other operating expenses decreased 2.3% to $8.5 million for the nine months ended September 30, 2013 compared to $8.7 million for the nine months ended September 30, 2012. This decrease was primarily due to a reduction in entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.0% for the nine months ended September 30, 2013 from 12.5% for the nine months ended September 30, 2012. This increase was primarily due to increased food, beverage and room promotions. We increased the amount of offers to the lower tiers in our customer database which drove volume but sacrificed some margin.

Pre-opening Expenses

We incurred $119,000 in pre-opening costs for the nine months ended September 30, 2013 compared to $39,000 for the nine months ended September 30, 2012. Pre-opening costs for the nine months ended September 30, 2013 consisted primarily of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere and equipment and supplies for the Duet Coffee and Wine venue at the Aquarius. Pin Up opened to the public on March 2, 2013 and Duet Coffee and Wine opened on August 16, 2013. Pre-opening costs for the nine months ended September 30, 2012 consisted of labor, equipment and supplies for the McCall’s Heartland Grill restaurant venue at the Stratosphere.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 0.2% to $86.8 million, or 31.1% of gross revenues, for the nine months ended September 30, 2013, compared to $86.6 million, or 31.0% of gross revenues for the nine months ended September 30, 2012. This increase was primarily due to higher repair and maintenance, outside services, guest disputes and maintenance contract expenses, partially offset by reduced sales tax, legal fees and advertising expenses. Repair and maintenance expenses for the nine months ended September 30, 2013 include approximately $1.0 million for Aquarius repair projects. For the nine months ended September 30, 2013 sales tax expenses include a credit of approximately $1.1 million for the reversal of prior accruals for taxes on complimentary and employee meals. In May 2013, the Nevada Tax Commission ratified a settlement agreement with a group of casinos stipulating that the Nevada Department of Taxation would not collect taxes on future complimentary and employee meals in exchange for the casinos dropping claims against the Nevada Department of Taxation for taxes that have already been paid. The settlement was contingent on legislative action by the Nevada Legislature. In June 2013, the Nevada Legislature approved and the Governor of Nevada subsequently signed A.B. 506, which exempts complimentary meals provided to customers and employees from taxation. In addition, we expensed approximately $654,000 related to our interactive gaming initiative during the nine months ended September 30, 2013 compared to approximately $22,000 during the nine months ended September 30, 2012.

Interest Expense

Interest expense decreased 6.5% to $30.1 million for the nine months ended September 30, 2013 compared to $32.2 million for the nine months ended September 30, 2012. The decrease was due primarily to the redemption of the 11% Senior Secured Notes.

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

As of September 30, 2013 we had $61.4 million in cash and cash equivalents compared to $74.8 million on September 30, 2012. Net cash provided by operating activities was $26.3 million for the nine months ended September 30, 2013 compared to $34.4 million for the nine months ended September 30, 2012. The decrease in cash flow from operations was driven primarily by changes in working capital related to accounts payable and accrued expenses and a slight decline in net revenues.

During the nine months ended September 30, 2013, our total capital expenditures were $9.2 million (including approximately $261,000 in non-cash items), of which approximately $2.5 million was spent on slot machine replacements and conversions, $1.6 million on upgrading and replacing building controls at the Stratosphere and Aquarius, $2.2 million for renovations to our rooms, public areas and food and beverage venues and $2.9 million on our facilities and operations. For the nine months ended September 30, 2012, our total capital expenditures were $13.9 million (including approximately $128,000 in non-cash items), of which approximately $1.7 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $3.0 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.1 million on information technology and $6.8 million on our facilities and operations.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $16.0 million on regular maintenance and renovation capital projects during 2013.

On July 3, 2013, we entered into a $230 million First Lien Credit Agreement consisting of $215 million of First Lien Term Loans and a $15 million Revolving Facility and $120 million of Second Lien Term Loans. The proceeds from these transactions were used to repay the 11% Senior Secured Notes. See Note 5. for the description of our new credit facilities.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next twelve months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No. 000-52975).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $216.6 million and $121.2 million, respectively, as of September 30, 2013.

For the nine months ended September 30, 2013, we incurred approximately $30.1 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable LIBOR plus a margin, with a floor LIBOR rate of 1.25%. If LIBOR increased by 1% above the floor rate of 1.25%, our annual interest costs would increase by approximately $3.4 million.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended September 30, 2013.

Item 6.  Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	November 12, 2013

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the nine months ended September 30, 2013; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

