Form 10-K
period 2013-12-31
American Casino & Entertainment Properties LLC
filed 2014-03-31
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE cOMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
YEAR ENDED DECEMBER 31, 2013

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

On August 14, 2009, ACEP and ACEP Finance Corp., a wholly-owned subsidiary of ACEP, collectively the Issuers, issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014.

On July 3, 2013, ACEP and certain of its subsidiaries, or Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and $15 million of senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

On July 3, 2013, ACEP and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, or the Second Lien Term Loans. The proceeds from the First Lien Term Loans and Second Lien Term Loans were used to purchase the outstanding 11% Senior Secured Notes that were tendered in connection with the Issuer’s previously announced tender offer and to redeem the remaining outstanding 11% Senior Secured Notes.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduces the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum. We expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

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

Our four properties primarily target middle-market, value-oriented gaming customers. We generate a significant amount of our business from both the fly-in and drive-in markets. We are committed to providing our customers a high level of customer service. In the last few years, we have invested significant capital into targeted improvements at each of our properties. This has included making renovations to the hotel rooms and common areas at the Stratosphere, including refreshing the entrances, restrooms, restaurants, pool and gaming floor, as well as adding new attractions, such as Sky Jump and McCall’s Heartland Grill, which opened in October 2012. We have also invested capital in making renovations at the Aquarius, including renovations to the standard rooms and suites, gaming floor, common areas and restaurants. We believe these improvements allow us to continue to offer high quality products to our customers and position us for revenue growth as the Las Vegas and Laughlin gaming markets recover.

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

As a Las Vegas Strip property, the Stratosphere appeals to destination travelers, with approximately 74% of identified tracked play for the year ended December 31, 2013 coming from outside a 51 mile radius.

The Arizona Charlie’s properties primarily serve local Las Vegas customers and their guests. The Arizona Charlie’s properties provide an alternative for locals who prefer a local gaming experience to the Las Vegas Strip atmosphere. For the year ended December 31, 2013, approximately 96% of tracked play comes from players within a ten mile radius. Arizona Charlie’s Boulder serves the locals market in the eastern metropolitan area of Las Vegas and Arizona Charlie’s Decatur serves the locals market in the heavily populated west Las Vegas area.

We believe that the Aquarius is a leader in its market. The Aquarius appeals to local Laughlin customers, but it is also positioned as an alternative value destination for customers travelling from Nevada, Arizona and Southern California. For the year ended December 31, 2013, the local market contributed 30% of the tracked play, with 70% coming from outside a 51 mile radius.

Lower Risk Revenue Stream

Each of our casinos emphasizes slot play, with substantially more slot machines than other games. Our marketing efforts and rewards programs target and incentivize slot play and help drive slot revenues. For the year ended December 31, 2013, slot revenues represented 85.3% of total gaming revenue, while table revenue and other casino revenue contributed 11.4% and 3.3%, respectively. We believe that revenue from slot play is less volatile than revenue from table game play (particularly high-end table game play) and, as a result, our revenue stream from casino play is more predictable and less volatile than that of gaming operators that rely more on high-end table game play. Our ability to attract customers, create a defined hold percentage and select the denominations and types of games on our slot floor help promote the predictability of our slot play revenue.

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

These projects have included room renovations, new restaurants, gaming floor improvements, gaming equipment upgrades and replacements, pool renovations and other capital improvements. The most significant investments have been at the Stratosphere and Aquarius. At the Stratosphere, we have focused our investments on room and casino renovations, food and beverage amenities and new attractions. At the Aquarius, we have focused our investments on renovations to the rooms and suites, gaming floor, common areas, restaurants and the pool.

We believe that we have already seen benefits of this investment as noted above. At the Stratosphere, average daily room rate, or ADR increased 10.4% from 2009 to 2013 and revenue per available room, or RevPar increased 2.3% in 2013 compared to 2.3% for the broader Las Vegas market in 2013. We believe these results were driven by our ability to capitalize on the overall growth in visitation to Las Vegas coupled with the property improvements made by our management. At the Aquarius, RevPAR grew 21.3% from 2009 to 2013. ADR has grown year-on-year each year since 2008, and ADR was up 2.1% in 2013 as compared to 2012. This compared to the overall Laughlin market that experienced an increase in ADR of 2.8% in 2013 compared to 2012.

In addition, we also believe that the investments made are supporting our gaming business. At the Stratosphere, gaming revenue per occupied room increased 2.0% in 2013 from 2012. Our non-gaming business is also benefiting, with food revenue per occupied room increasing 9.2% in 2013 as compared to 2012. At the Aquarius, gaming revenue performance has been resilient. During 2013, gaming revenues grew 3.6% as compared to 2012. This was achieved despite gross gaming revenues in the Laughlin market declining 1.5% in 2013 as compared to 2012.

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

Delivering a High Level of Customer Service

Our employees participate in regular customer service training programs. We routinely conduct comprehensive customer surveys at all of our properties, and we pursue a process of continuous improvement at our properties based on the information gathered from our customer satisfaction surveys. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract and retain customers to our properties.

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

Stratosphere

We seek to position the Stratosphere as the property of choice in the middle-market segment on the Las Vegas Strip. Our key objectives are to attract customers to the Stratosphere with a high propensity to gamble, and once they are at the Stratosphere, to increase the length of stay and the amount of time and money they spend at the property. To achieve these objectives, we have invested in targeted improvements to the hotel rooms and common areas, including the entrances, restrooms, restaurants, pool and gaming floor, as well as adding new attractions, such as Sky Jump.

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

Aquarius

We are focused on positioning the Aquarius as the high-end gaming venue in Laughlin and increasing market share and cash flow. We work to rationalize our marketing expense and player reinvestment rates in order to increase yield on gaming customers. We believe that renovations of the hotel rooms, the gaming floor and the pool area attract both tourists and locals, helping us to increase cash flow and increase or maintain our average daily room rate.

Our Gaming and Entertainment Properties

Stratosphere, Casino Hotel & Tower:  Our largest property is the Stratosphere, a gaming and entertainment complex that comprises the Stratosphere Tower, a casino, a hotel and a retail center. The Stratosphere is located on approximately 34 acres of land at the northern end of the Las Vegas Strip, of which approximately 17 acres have been developed.

The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River and a well-recognized landmark in Las Vegas. The Stratosphere Tower boasts amenities including an award-winning, 358-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the highest amusement rides in the world, including Sky Jump Las Vegas. The Stratosphere Tower also has a bar overlooking the Las Vegas Strip and a 150-seat cocktail lounge inside Top of the World, a wedding chapel and an event space.

As of December 31, 2013, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 864 slot machines, 46 table games, a 16-table poker room and a race and sports book. The Stratosphere’s hotel has a total of 2,427 rooms, including 909 signature rooms and 133 suites.

The retail center, located on the second floor of the building, occupies approximately 150,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. Adjacent to the retail center is a 550-seat music venue that is currently home to Frankie Moreno Live at Stratosphere, and our newest show PIN-UP, featuring Claire Sinclair, 2011 Playboy’s Playmate of the Year and Bettie Page Clothing model in a high energy, original show. Both shows are designed to appeal to our value-oriented Las Vegas visitors. In addition, there are also a number of dining venues available including Roxy’s Diner, Tower Pizzeria and our newest restaurant McCall’s Heartland Grill, which opened in late October 2012 and has received critical acclaim from numerous Las Vegas publications, as well as Fellini’s Ristorante®, McDonald’s®, El Nopal®, Chicago Hot Dog®, Starbucks®, Tropical Smoothie®, and Fat Tuesday®.

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

As of December 31, 2013, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with 1,142 slot machines, 12 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and generates high volumes of play and, as a result, Arizona Charlie’s Decatur derives a significant proportion of its revenue from the casino. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play. As of December 31, 2013, the hotel at Arizona Charlie’s Decatur has 258 rooms, including nine suites. Arizona Charlie’s Decatur has three restaurants, including its premium restaurant, Ron’s Steakhouse. In addition, Arizona Charlie’s Decatur has a Subway® and a Noble Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.

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

As of December 31, 2013, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space with 901 slot machines, 10 table games, a bingo parlor and a race and sports book. Arizona Charlie’s Boulder targets local slot players and, as a result, a significant proportion of its revenue is derived from the casino. As of December 31, 2013, the hotel at Arizona Charlie’s Boulder has 303 rooms, including 219 suites. Arizona Charlie’s Boulder has four restaurants and three bars in the casino area.

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

As of December 31, 2013, the casino at Aquarius contained approximately 57,000 square feet of gaming space with approximately 1,238 slot machines, 37 table games and a race and sports book.

The Aquarius is the largest hotel by number of rooms in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; and three restaurants that we own: the Vineyard, which is designed for fine dining, the Windows on the River Buffet, and Café Aquarius, a 24 hour diner. The Aquarius has four nationally recognized leased restaurants: Outback Steakhouse®, Subway®, McDonalds®, and Panda Express®. Additionally, the Aquarius operated a Starbucks® under license. The license agreement expired on February 28, 2013 and was not renewed.  The space has been converted into Duet Coffee and Wine, a new coffee and wine bar owned by us, which opened in August of 2013. The Aquarius also has three bars providing retail drinks and video poker to casino customers.

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

Our casinos feature diverse slot and video poker machines and table games. We tailor our selection of games to our targeted customers’ expectations.

Our properties are marketed to both the tourist and local resident markets. The primary market for the Stratosphere is the middle-market, value-oriented Las Vegas visitor. Arizona Charlie’s Decatur and Arizona Charlie’s Boulder cater to the local Las Vegas resident market. The Aquarius targets the middle to high-end visitor to Laughlin, Nevada as well as local residents.

ace|PLAY is our cross property player rewards program, created to attract and retain customers by offering opportunities to accumulate points which can be exchanged for cash, slot play or complimentary goods and services. We believe the ace|PLAY player rewards program is competitive in our respective markets.

Our database technology supports marketing efforts through direct mail, e-mail and telemarketing programs. We use print, billboards, radio, television, internet messaging and social networking to promote our properties and target customers.

In the Las Vegas tourist market, we primarily target middle-market customers who desire value in their gaming, lodging, dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded consumer. The Stratosphere utilizes the unique amenities of its tower to entice visitors. Gaming products, food and beverage products, hotel rooms and entertainment are priced to appeal to the value-conscious middle-market Las Vegas visitor.

In the Las Vegas local market, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder hotels and casinos cater to local residents of Las Vegas and the surrounding communities. We deliver value by offering payout ratios on our slot and video poker machines that among the highest in Las Vegas. The properties’ pricing and gaming odds make them two of the best values in the gaming industry. Their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, boutique casinos and more attentive service.

The Laughlin market consists of travelers seeking a value-oriented destination that offers an alternative to the fast-paced Las Vegas experience. The Aquarius targets these mid to high-end Laughlin customers by providing a combination of amenities, updated facilities, and outstanding customer service, all at a great value.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.5 million visitors in 2003 to 39.7 million visitors in 2013. The number of hotel and motel rooms in Las Vegas has increased from 130,482 at the end of 2003 to 150,593 at the end of 2013, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. Hotel occupancy remained relatively flat at 87.1% for 2013 compared to 87.4% in 2012, which is below the peak of 94.0% in 2007. Las Vegas tourism remained flat in 2013 according to the LVCVA as visitor volume was approximately 39.7 million people in 2013 and 2012. The hotel ADR increased by 2.4% in 2013 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2003 and 2013, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.0%. Gaming revenues for 2013 totaled approximately $6.5 billion, a 4.8% increase from 2012. As was the case in 2012, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2013. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.7 million in 2003 to 5.1 million in 2013. Convention attendance increased 3.3% during 2013 compared to 2012 and has increased 13% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from approximately 1.6 million people in 2003 to approximately 2.0 million people in 2013, a compound annual growth rate of 2.3%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2012 to 2013, according to the US Census Bureau, it is estimated that Las Vegas experienced a 1.4% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,333 rooms and its gaming revenue for 2013 was $455 million, down 1.5% from 2012.

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

Registration Requirements

On February 20, 2014, the Nevada Gaming Commission issued a Sixth Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order restates the provisions of the Fifth Revised Order of Registration entered on May 19, 2011, which (1) prohibits Holdings from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect interest in our membership interests or any other security convertible into or exchangeable into our Class B membership interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior approval of the Commission, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and  (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of  their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.

The Sixth Revised Order of Registration also licensed ACEP as sole member of ACEP Management, LLC and ACEP Interactive, LLC; licensed ACEP Management, LLC as a key executive of ACEP Interactive, LLC and approved ACEP Management, LLC to receive a percentage of gaming revenue from ACEP Interactive, LLC. The statutory provisions which govern interactive gaming in Nevada provide, however, that a license to operate interstate interactive gaming does not become effective until: (i) a federal law authorizing the specific type of interactive gaming for which the license was granted is enacted; or (ii) the United States Department of Justice notifies the Nevada Gaming Control Board or the Nevada Gaming Commission in writing that it is permissible under federal law to operate the specific type of interactive gaming for which the license was granted. The license received by ACEP Interactive, LLC, currently authorizes only intrastate interactive gaming as defined in Nevada law to mean the conduct of gambling games through the use of communications technology that allows a person, utilizing money, checks, electronic checks, electronic transfers of money, credit cards, debit cards or any other instrumentality, to transmit to a computer information to assist in the placing of a bet or wager and corresponding information related to the display of the game, game outcomes or other similar information,” including, without limitation, “Internet poker” but excluding “the operation of a race book or sports pool that uses communications technology approved by the Board pursuant to regulations adopted by the Commission to accept wagers originating within this state for races, or sporting events or other events.”

ACEP has been registered with the Nevada Gaming Commission as a publicly traded corporation, found suitable by the Nevada Gaming Commission as the manager of Charlie’s Holding LLC, and as the sole member of Stratosphere Holding LLC, Charlie’s Holding and Aquarius Gaming LLC. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as an intermediary and has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie's, LLC and Fresca, LLC, each of which is a company licensee. Stratosphere LLC has been registered as an intermediary company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee, as its sole member.

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

Individual Licensing Requirements

All stockholders, members and limited partners with a 5% or less ownership interest in a corporate, limited liability company or limited partnership licensee (other than such an entity as is publicly traded and registered with the Nevada Gaming Commission), must register in that capacity with the Nevada Gaming Control Board and affirmatively state in writing that they submit to the board’s jurisdiction. Such registration must be made on forms prescribed by the chairman. A member who is required to be registered by this section shall apply for registration within 30 days after the member obtains an ownership interest in a limited-liability company licensee. No person, other than an institutional investor, may acquire more than 5% of the ownership interests in a corporate, limited liability company or limited partnership licensee, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee, without first obtaining licenses and approvals from the Nevada Gaming Authorities.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with our gaming operations to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Key employees of a company licensee may also be required to file such applications.

Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, that intends to acquire any security issued by a corporate, limited liability company or limited partnership licensee or a holding company (which, in any such case, is not publicly traded), may apply to the Nevada Gaming Control Board and the Nevada Gaming Commission for a waiver of the otherwise applicable requirements for licensing or a finding of suitability if such institutional investor intends to and does hold the securities for investment purposes only. An institutional investor is not eligible to receive or hold a waiver if the institutional investor will own, directly or indirectly, more than 15% of the securities of the licensee or a holding company on a fully diluted basis where any such securities are to be acquired other than through a debt restructuring. Securities acquired before a debt restructuring and retained after a debt restructuring or as a result of an exchange, exercise or conversion, after a debt restructuring, of any securities issued to an institutional investor through a debt restructuring, are deemed to have been acquired through a debt restructuring. Such a waiver is effective only as long as the institutional investor’s direct or indirect ownership interest in such securities meets the limitations set forth above.  An institutional investor is not deemed to hold a security issued by a corporate, limited partnership of limited liability company licensee or a holding company for investment purposes only unless the securities will be acquired and held in the ordinary course of business as an institutional investor and do not, directly or indirectly, allow the institutional investor to vote for the election of members of the board of directors, for the election of a general partner or the appointment of a manager, as the case may be, or to cause any change in the organic documents, management, policies or operations of the licensee or the holding company, or cause any other action which the commission finds to be inconsistent with investment purposes only. The following activities are not deemed to be inconsistent with holding securities for investment purposes only:

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

Employees

At December 31, 2013, we had approximately 4,300 employees, of which approximately 1,600 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good. At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 995 expired on March 31, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was extended by the parties until May 31, 2013. We reached an agreement with the union on March 15, 2014. It is our expectation that the membership will ratify the agreement and the terms will become final. At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and was extended by the parties until March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012 and was extended by the parties until November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. We do not expect any work stoppages or slowdowns.

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

Although we generated operating income of $30.0 million and $28.1 million for the years ended December 31, 2013 and December 31, 2012, respectively, we may experience reduced operating income or incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

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

The economic recession that occurred in the United States from 2008 – 2009 significantly affected our business and continues to affect our business and the markets in which we operate. We reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for promotional incentives reduced revenue and operating margins. At the same time, we found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. Although operating margins have recently stabilized, there can be no assurance that these circumstances will not reoccur. As a result of the recession, tourism and the residential and commercial real estate markets in and around Las Vegas experienced a significant decline and construction spending in the Las Vegas area (which has historically been an important driver for the local economy) significantly decreased. These factors have resulted in a decline in the amount of spending in Las Vegas. For example, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.7 billion in 2013, which is 11% below the peak of approximately $10.9 billion in 2007. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

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

Local Competitive Risks.  In addition to the risks described under “— If we are unable to compete effectively against our competitors, our business will suffer”, we face significant risks due to local competition in the markets in which we operate and the markets from which we draw our customers. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos or hotel room capacity is expanded by others in major destination locations, competition will increase. As a result of the increase in product available to our potential customers and the continuing effects of the recession that occurred in 2008 – 2009, we are competing for a smaller number of potential customers with fewer dollars to spend with a larger number of competitors. Arizona Charlie’s Decatur, Arizona Charlie’s Boulder and the Aquarius largely cater to the local markets and depend on the local markets for customers. Competition for local customers has historically been intense, and is particularly intense in the eastern Las Vegas locals market, where Arizona Charlie’s Boulder is located. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, new attractions in Las Vegas that may compete with the Stratosphere Tower are currently under construction and may be completed in 2014.

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

An increase in operating costs for our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the regulatory environment which impose additional restrictions or increase our operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	as of December 31, 2013, approximately 37% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities (See the Risk Factor “Work stoppages, labor problems, and unexpected shutdowns…” discussed below);

•	our reliance on slot play revenues and the concentration of relatively few slot machine vendors could impose additional costs on us;

•	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have budgeted; and

•	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers.
If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to suffer.

Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

Approximately 1,600 of our 4,300 employees are covered by collective bargaining agreements. Any work stoppage at one or more of our casino properties could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. As a result, a strike or other work stoppage at one of our casino properties could have an adverse effect on the business of our casino properties and our financial condition and results of operations.

At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 995 expired on March 31, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was extended by the parties until May 31, 2013. We reached an agreement with the union on March 15, 2014. It is our expectation that the membership will ratify the agreement and the terms will become final.

At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and was extended by the parties until March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012 and was extended by the parties until November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) convenes every two years. From time to time, there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. The Nevada Legislature convened again in 2013. During the session, legislators considered a 2% Gross Margins Tax on businesses operating in Nevada. The initiative was not approved, but it will be included on the 2014 general election ballot. We cannot assure you that our taxes or fees will not be increased.

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

We require significant amounts of working capital to operate our business. Our primary source of cash is from the operation of our properties. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business and our ability to meet our obligation to make payments on the First Lien Facilities and Second Lien Term Loans.

Our hotels and casinos may need to increase capital expenditures to compete effectively but we may not have sufficient funds to do so.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than that of our competitors, causing us to lose our competitive position.

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

The financial markets in the United States and internationally have been marked by volatility, which has at times reduced the availability and, in particular, increased the cost of financing for issuers like us with a rating below investment grade. Although we have refinanced our debt, lowered our interest rate, and extended the maturity, we cannot predict the availability of financing with any certainty or how we will be impacted in the future. There can be no assurance that we will be able to secure financing in the future at all or at a cost comparable to or lower than what is available in the current credit markets or on favorable terms.

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

Our operations may be adversely impacted by expanded Native American, internet and other gaming operations if they attract customers that otherwise would visit our properties.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information, including maintaining compliance with payment card industry standards and other security measures, are subject to risks of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cybersecurity attack or breach could materially adversely impact our operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Acts of terrorism and war and natural disasters may negatively impact our business.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war or hostilities throughout the world will continue to directly or indirectly impact our business and operating results. For example, the terrorist attacks that occurred on September 11, 2001 had a negative impact on travel and leisure expenditures at our properties and on the industry as a whole. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

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

Significant negative industry or economic trends, including reduced estimates of future revenues and cash flows, disruptions to our business, slower growth rates or lack of growth in our business, resulted in significant write-downs and impairment charges in 2011 and 2010, and, if such events occur in the future, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse effect on our results of operations.

For example, for the years ended December 31, 2011 and 2010, we recorded $290,000 and $2.0 million in aggregate non-cash impairment charges to write-down certain portions of our trade name assets to their fair value. The impairment of these assets was due primarily to our decrease in revenues, which was an indication that these assets may not be recoverable.

Although there were no impairment charges for the years ended December 31, 2013 and 2012, our Arizona Charlie’s Boulder property in particular may incur future impairment charges.

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

We are controlled by officers of Goldman Sachs and the general partners of Whitehall, and the interests of Goldman Sachs, Whitehall and their affiliates may not be aligned with ours.

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

Goldman Sachs, Whitehall and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Goldman Sachs, Whitehall and their affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Goldman Sachs has agreed with the Nevada gaming authorities not to take any action to influence the members of Voteco in the exercise of their management or voting rights in respect of our gaming operations, and that the exercise of any such rights shall be made by the members of Voteco independently and without consultation with Goldman Sachs. However, since the members of Voteco are also officers of Goldman Sachs and the general partners of Whitehall, it should be expected that the members of Voteco will act in what they independently perceive to be the best interests of Goldman Sachs, Whitehall and their affiliates and that the interests of Goldman Sachs, Whitehall and their affiliates will dictate or strongly influence their decision making.

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

As of December 31, 2013, there was no public market for our common equity.

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

We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity. Our First Lien Credit Agreement and Second Lien Credit Agreement restricts us from the payment of dividends and distributions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in the “Notes to Consolidated Financial Statements.”

On March 26, 2014 our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan that allows for the issuance of securities to our employees. At this time, no awards have been granted.

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

The selected historical consolidated financial data as of December 31, 2013, 2012, 2011, 2010 and 2009, and the years ended December 31, 2013, 2012, 2011, 2010 and 2009; each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Income Statement Data:
Revenues:
Casino	$198,945	$200,676	$202,219	$204,958	$215,181
Hotel	64,040	64,099	63,983	55,900	59,348
Food and beverage	68,327	66,906	68,362	67,181	73,285
Tower, retail, entertainment and other	32,287	33,161	32,658	33,371	33,925
Gross revenues	363,599	364,842	367,222	361,410	381,739
Less promotional allowances	26,164	25,113	24,655	24,322	25,689
Net revenues	337,435	339,729	342,567	337,088	356,050

Costs and expenses:
Casino	64,067	65,085	66,082	66,318	70,312
Hotel	32,484	34,072	34,305	33,343	34,143
Food and beverage	52,572	51,645	51,314	50,478	55,258
Other operating expenses	11,275	11,496	12,001	13,123	13,253
Selling, general and administrative	114,807	115,039	112,243	110,499	114,344
Depreciation and amortization	31,678	33,311	39,056	46,382	41,317
Pre-opening costs	119	72	-	307	-
(Gain) loss on disposal of assets	(61)	(70)	(74)	4,308	752
Management fee - related party	500	1,000	1,070	1,500	1,750
Impairment of assets	-	-	290	2,000	7,114
Total costs and expenses	307,441	311,650	316,287	328,258	338,243

Income from operations	29,994	28,079	26,280	8,830	17,807

Other income (expense):
Loss on debt redemption	(7,866)	(1,112)	(1,378)	-	-
Interest income	-	-	2	15	99
Interest expense	(34,605)	(42,765)	(45,168)	(45,592)	(18,328)
Interest expense - related party	(2,658)	-	-	-	(21,398)
Total other expense, net	(45,129)	(43,877)	(46,544)	(45,577)	(39,627)

Loss before income taxes	(15,135)	(15,798)	(20,264)	(36,747)	(21,820)

Benefit for income taxes(1)	-	-	-	-	-
Net loss	$(15,135)	$(15,798)	$(20,264)	$(36,747)	$(21,820)

OTHER FINANCIAL DATA:
Capital expenditures	$13,913	$17,406	$15,511	$36,110	$14,985

(1)	Since the Acquisition on February 20, 2008, ACEP is a disregarded entity for federal and state tax purposes and all the tax on its income is borne by its members. As a result, ACEP no longer records a provision for taxes on its statement of operations.

Consolidated Balance Sheet ($ in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Cash	$55,151	$63,169	$74,201	$85,311	$101,092
Total Assets	1,175,267	1,193,539	1,222,029	1,256,403	1,288,959
Total Debt (1)	329,840	330,824	344,272	357,813	353,894
Total Liabilities	361,046	364,183	376,875	390,985	386,794
Total Members’ Equity	$814,221	$829,356	$845,154	$865,418	$902,165

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

We currently offer gaming, hotel, dining, entertainment, retail and other amenities at our properties. We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin in”, which are measures of the total amounts wagered by customers. Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; more specifically slot play (including video poker). Approximately 54.7% of our gross revenue in 2013 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2013, with hotel sales representing 17.6% and food and beverage sales representing 18.8%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor, which represented approximately 51.8% of our expenses during fiscal year 2013, and the amount we spend on marketing, which represented approximately 3.1% of our expenses during fiscal year 2013. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which results in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 35.5 million visitors in 2003 to 39.7 million visitors in 2013. The number of hotel and motel rooms in Las Vegas has increased from 130,482 at the end of 2003 to 150,593 at the end of 2013, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel occupancy rate exceeded 88% for each of the years from 1999 through 2008. Hotel occupancy remained relatively flat at 87.1% for 2013 compared to 87.4% in 2012, which is below the peak of 94.0% in 2007. Las Vegas tourism remained flat in 2013 according to the LVCVA as visitor volume was approximately 39.7 million people in 2013 and 2012. The hotel ADR increased by 2.4% in 2013 compared to the prior year.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2003 and 2013, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.0%. Gaming revenues for 2013 totaled approximately $6.5 billion, a 4.8% increase from 2012. As was the case in 2012, baccarat play, which is favored by high-end international guests, was a significant contributor to gaming revenue growth on the Las Vegas Strip in 2013. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.7 million in 2003 to 5.1 million in 2013. Convention attendance increased 3.3% during 2013 compared to 2012 and has increased 13% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1.6 million people in 2003 to approximately 2.0 million people in 2013, a compound annual growth rate of 2.3%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2012 to 2013, according to the US Census Bureau, it is estimated that Las Vegas experienced a 1.4% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The declining trend in these primary indicators began in 1994 after nearly 10 years of economic growth in the area’s primary industry. The Laughlin gaming market consists of approximately 10,333 rooms and its gaming revenue for 2013 was $455 million, down 1.5% from 2012.

Debt Restructuring and Refinancing

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

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduces the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum. We expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Income Statement Data:
Revenues:
Casino	$199.0	$200.7	$202.2
Hotel	64.0	64.1	64.0
Food and beverage	68.3	66.9	68.4
Tower, retail and other	32.3	33.2	32.7
Gross revenues	363.6	364.9	367.3
Less promotional allowances	26.2	25.1	24.7
Net revenues	337.4	339.8	342.6

Costs and expenses:
Casino	64.1	65.1	66.1
Hotel	32.5	34.1	34.3
Food and beverage	52.6	51.6	51.3
Other operating expenses	11.3	11.5	12.0
Selling, general and administrative	115.1	116.0	113.2
Pre-opening costs	0.1	0.1	-
Depreciation and amortization	31.7	33.3	39.1
Impairment of assets	-	-	0.3
Total costs and expenses	307.4	311.7	316.3
Income from operations	$30.0	$28.1	$26.3

EBITDA Reconciliation:
Net loss	$(15.1)	$(15.8)	$(20.3)
Interest expense	37.3	42.8	45.2
Depreciation and amortization	31.7	33.3	39.1
EBITDA	$53.9	$60.3	$64.0

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

During 2013, the United States continued its slow recovery from the long economic recession that ended in 2009. According to the Lee Business School Center for Business and Economic Research at the University of Nevada Las Vegas, or CBER, at the trough in 2009, U.S. per capita GDP was 5.3% below its peak. As of the third quarter of 2013, U.S. per capita GDP had regained 98% of its recessionary loss. CBER also reported strong increases in consumer confidence during most of 2013. As the United States economy continues to recover, Las Vegas has shown positive economic signs. According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors to Las Vegas grew each year from 2010 to 2012 and was down only 0.1% in 2013. Despite the slight decrease, the 39.7 million visitors in 2013 exceeded the prerecession peak of 39.2 million visitors in 2007. Employment in Las Vegas is increasing and unemployment is decreasing. Las Vegas housing prices have increased and mortgage defaults have slowed. The number of visitors to Laughlin decreased 1.3% in 2013, a decline of approximately 27,000 visitors. The number of room nights and occupancy, however, increased. Total gaming revenue in Clark County has increased each year beginning in 2010 and increased 2.9% in 2013. After deducting Baccarat, a game preferred by mostly wealthy international visitors, Clark County gaming revenue increased approximately 0.7% in 2013 compared to 2012. Although economic indicators are favorable in the United States and Clark County, accelerated growth has not occurred. Operators in all of our markets continue to use aggressive promotions and discounted prices to attract customers and increase occupancies at their properties. Competition for customers is intense. All of these factors have impacted our results.

Our consolidated gross revenues decreased 0.4% to $363.6 million for the year ended December 31, 2013 from $364.9 million for the year ended December 31, 2012. Consolidated income from operations and EBITDA increased 6.8% and decreased 10.6% to $30.0 million and $53.9 million for the year ended December 31, 2013 compared to $28.1 million and $60.3 million for the year ended December 31, 2012. The decreases in our gross revenues and EBITDA are due primarily to decreases in gaming, tower and entertainment revenues.

Income from operations and EBITDA for the year ended December 31, 2013 were positively impacted by a 0.8% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the year ended December 31, 2013 was due largely to a credit to sales tax expense of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees. During the year ended December 31, 2012, we accrued approximately $677,000 in expenses for sales taxes on complimentary meals provided to customers and employees based on a decision by the Nevada Tax Commission. In addition, income from operations and EBITDA for the year ended December 31, 2012 were negatively impacted by approximately $840,000 in expenses related to a terminated refinancing of the 11% Senior Secured Notes. EBITDA for the year ended December 31, 2013 was negatively impacted by a $7.9 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. EBITDA for the year ended December 31, 2012 was also negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. We also expensed approximately $500,000 for management fees for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $835,000 during the year ended December 31, 2013 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $135,000 in the year ended December 31, 2012. As a result, our consolidated net operating margin increased to 8.9% for the year ended December 31, 2013 compared to 8.3% for the year ended December 31, 2012.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.8% to $199.0 million for the year ended December 31, 2013, compared to $200.7 million for the year ended December 31, 2012. Decreased revenues at the Stratosphere and Arizona Charlie’s Decatur were partially offset by higher revenues at the Aquarius and Arizona Charlie’s Boulder. For the year ended December 31, 2013, our slot coin-in increased 0.2% while table drop declined 3.9% compared to the year ended December 31, 2012. For the year ended December 31, 2013, slot machine revenues were 85.3% of casino revenues and table game revenues were 11.4% of casino revenues, compared to 85.1% and 11.8% of casino revenues, respectively, for the year ended December 31, 2012. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 3.2% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Race and sports book revenues increased 0.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to a 0.6 percentage point increase in hold partially offset by a 5.3% decline in handle. Bingo revenues increased 43.3% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to a 1.8 percentage point increase in hold. Keno and poker revenues declined 49.1% and 2.4% respectively for the year ended December 31, 2013 compared to the year ended December 31, 2012. Keno revenues declined as our Keno offering at Aquarius was discontinued in January 2013. Casino operating expenses decreased 1.5% to $64.1 million, or 32.2% of casino revenues, for the year ended December 31, 2013, from $65.1 million or 32.4% of casino revenues, for the year ended December 31, 2012. This decrease was primarily due to decreased participation expenses, revenue taxes and labor costs. Participation expenses consist of fees paid to game owners for use of their games. Despite the decline in revenues, our casino operating margin increased slightly to 67.8% for the year ended December 31, 2013 compared to 67.6% for the year ended December 31, 2012.

Hotel

Hotel revenues decreased 0.2% to $64.0 million for the year ended December 31, 2013 from $64.1 million for the year ended December 31, 2012. Increased revenues at the Aquarius and the Arizona Charlie’s properties were offset by decreased revenues at the Stratosphere for the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall occupancy decreased to 64.9% for the year ended December 31, 2013 compared to 67.4% for the year ended December 31, 2012. The decline in overall room occupancy was due largely to declines at the Stratosphere, which fell to 79.1% for the year ended December 31, 2013, compared to 84.6% for the year ended December 31, 2012. The loss of a tour operator contract was responsible for the decline in occupancy at the Stratosphere as rooms sold in the tour and travel segment declined 56.7% compared to the year ended December 31, 2012. Stratosphere revenue for the year ended December 31, 2013 was positively impacted by a 71.6% increase in resort fee income. Our overall ADR decreased 0.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our hotel expenses decreased 4.7% to $32.5 million for the year ended December 31, 2013, compared to $34.1 million for the Year ended December 31, 2012. The decrease in hotel expenses was due primarily to decreased labor costs, supplies expenses and commissions and broker fees. Our hotel operating margin increased to 49.2% for the year ended December 31, 2013 as compared to 46.8% for the year ended December 31, 2012.

Food and Beverage

Food and beverage revenues increased 2.1% to $68.3 million for the year ended December 31, 2013 compared to $66.9 million for the year ended December 31, 2012. Revenues increased for all properties except the Aquarius. The decline in revenues at the Aquarius was primarily due to changes to our coffee venue. Our Starbucks franchise agreement ended on February 28, 2013 and was replaced with a temporary coffee venue with limited service. A permanent replacement, Duet Coffee and Wine, opened on August 16, 2013. Overall, average revenue per cover for the year ended December 31, 2013 increased 3.5% compared to the year ended December 31, 2012, while food covers and beverage covers decreased 1.3% and 1.0%, respectively.  Our food and beverage expenses increased 1.9% to $52.6 million for the year ended December 31, 2013 compared to $51.6 million for the year ended December 31, 2012 due primarily to increased labor and food and beverage cost of goods. Our food and beverage operating margin increased slightly to 23.0% for the year ended December 31, 2013 as compared to 22.9% for the year ended December 31, 2012.

Tower, Retail, Entertainment and Other

Tower, retail and other revenues decreased 2.7% to $32.3 million for the year ended December 31, 2013 from $33.2 million for the year ended December 31, 2012. Tower revenues decreased 1.2% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The primary reason for the decrease in Tower revenues for year ended December 31, 2013 compared to the year ended December 31, 2012 was a 6.1% increase in average revenue per guest admission offset by a 6.9% decrease in admissions. Entertainment revenue declined 35.2% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in entertainment revenue was due primarily to fewer performances and lower average ticket prices. The Bite show at the Stratosphere closed on October 31, 2012 and its replacement, Pin Up, debuted on March 2, 2013. Retail revenue increased 1.0% for the year ended December 31, 2013, compared to the year ended December 31, 2012. Other operating income decreased 0.5% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to lower management fee and project development revenues. Other operating expenses decreased 1.7% to $11.3 million for the year ended December 31, 2013, compared to $11.5 million for the year ended December 31, 2012. This decrease was primarily due to lower entertainer fees and equipment rental expenses.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.2% for the year ended December 31, 2013 compared to 12.5% for the year ended December 31, 2012. The increase was due primarily to increased food and beverage promotions.

Pre-opening Expense

We incurred $119,000 in pre-opening costs for the year ended December 31, 2013 compared to $72,000 for the year ended December 31, 2012. Pre-opening costs for the year ended December 31, 2013 were primarily comprised of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere and equipment and supplies for the Duet Coffee and Wine venue at the Aquarius. Pin Up opened to the public on March 2, 2013 and Duet Coffee and Wine opened on August 16, 2013. Pre-opening expenses associated with Pin Up and Duet Coffee and Wine were approximately $114,000 and $5,000 respectively. Pre-opening costs for the year ended December 31, 2012 consisted primarily of equipment, labor costs and supplies for the McCall’s Heartland Grill restaurant venue and Pin Up, a burlesque show at the Stratosphere. Pre-opening expenses associated with McCall’s Heartland Grill and Pin Up were approximately $55,000 and $17,000 respectively. McCall’s Heartland Grill opened to the public on October 25, 2012.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 0.8% to $115.1 million, or 31.7% of gross revenues, for the year ended December 31, 2013, compared to $116.0 million, or 31.8% of gross revenues, for the year ended December 31, 2012. The decline in expenses was due primarily to reduced sales tax expenses, legal fees, and management fees partially offset by increased marketing related expenses. For the year ended December 31, 2013 sales tax expenses include a credit of approximately $1.1 million for the reversal of prior accruals for taxes on complimentary and employee meals. In May 2013, the Nevada Tax Commission ratified a settlement agreement with a group of casinos stipulating that the Nevada Department of Taxation would not collect taxes on future complimentary and employee meals in exchange for the casinos dropping claims against the Nevada Department of Taxation for taxes that have already been paid. The settlement was contingent on legislative action by the Nevada Legislature. In June 2013, the Nevada Legislature approved and the Governor of Nevada subsequently signed A.B. 506, which exempts complimentary meals provided to customers and employees from taxation. Conversely, sales tax expenses for the year ended December 31, 2012 includes approximately $248,000 for an audit assessment related to a Nevada Department of Taxation audit and $677,000 in accrued sales tax expenses for complimentary and employee meals. During 2013, our management agreement with a related party expired, resulting in $500,000 in savings. During the year ended December 31, 2012 we incurred approximately $840,000 in expenses related to a terminated refinancing of the 11% Senior Secured Notes. In addition, we expensed approximately $835,000 related to our interactive gaming initiative during the year ended December 31, 2013 compared to approximately $135,000 during the year ended December 31, 2012.

Interest Expense

Interest expense decreased 12.9% to $37.3 million for the year ended December 31, 2013, compared to $42.8 million for the year ended December 31, 2012. The decrease was due primarily to the redemption of the 11% Senior Secured Notes and issuance of the First Lien Facilities and Second Lien Credit Agreement.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Generally weak economic conditions persisting throughout the United States continue to negatively impact tourism in Southern Nevada. Las Vegas, however, experienced some positive trends in overall demand in 2012. For the year ended December 31, 2012, the LVCVA reported year-over-year increases in visitor volume, room nights occupied and ADR. While gross gaming revenues have shown monthly year-over-year increases, a significant contributor was baccarat play, which is favored by high-end international guests. Our properties do not target the baccarat player. Unlike Las Vegas, Laughlin, NV continued to experience declining demand and revenues in 2012 according to the LVCVA. The Clark County and Las Vegas local economies continue to be characterized by high unemployment; however, real estate values, and taxable sales have begun to improve. In order to increase occupancies and visitor traffic to casinos, operators in both the tourist and local markets have become more aggressive with promotions that include gaming incentives, reduced room rates, reduced entertainment prices, and food incentives to drive traffic to their properties. All of these factors have impacted our operations.

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

Food and Beverage

Food and beverage revenues decreased 2.2% to $66.9 million for the year ended December 31, 2012 compared to $68.4 million for the year ended December 31, 2011. Revenues were impacted by the closure of the Top of the World restaurant at the Stratosphere for 21 days in November and December 2012 for renovations. Top of the World revenues declined 0.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Overall, average revenue per cover for the year ended December 31, 2012 increased 3.5% compared to the year ended December 31, 2011, while food covers and beverage covers decreased 5.5% and 3.2%, respectively.  Our food and beverage expenses increased 0.6% to $51.6 million for the year ended December 31, 2012 compared to $51.3 million for the year ended December 31, 2011 due primarily to increased labor costs. Our food and beverage operating margin decreased to 22.9% for the year ended December 31, 2012 as compared to 25.0% for the year ended December 31, 2011. Stratosphere’s new restaurant, McCall’s Heartland Grill, opened to the public on October 25, 2012. As is often the case for a new restaurant, McCall’s Heartland Grill was not as efficient as it will be over time and we expect revenue to build.

Tower, Retail, Entertainment and Other

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

During the year ended December 31, 2013, our Net Cash Provided by Operating Activities was approximately $24.3 million, compared to $24.8 million for the year ended December 31, 2012. Cash flows used in investing activities were $12.4 million for the year ended December 31, 2013, and consisted primarily of $13.9 million of capital expenditures (including approximately $1.3 million in non-cash items), of which approximately $2.0 million was spent on slot machine replacements and conversions, $2.0 million on upgrading and replacing the building controls at the Stratosphere and Aquarius, $3.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.1 million on information technology and $3.4 million on our facilities and operations. During the year ended December 31, 2012, our total capital expenditures were $17.4 million (including approximately $900,000 in non-cash items), of which approximately $2.0 million was spent on slot machine replacements and conversions, $1.3 million on a replacement fire safety system at the Stratosphere, $4.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.4 million on information technology and $8.0 million on our facilities and operations. Cash flows used in investing activities were $19.9 million for the year ended December 31, 2013.  Proceeds from the issuance of the First Lien Facilities and Second Lien Term Loans of $329.3 million were used together with cash on hand to redeem the remaining aggregate principal amount the 11% Senior Secured Notes.

Our primary cash requirements for 2014 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures which will be evaluated throughout the year.

Our 2014 capital expenditure budget of approximately $22.3 million includes approximately $4.9 million for slot machines and conversions. In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduces the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum. We expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

At December 31, 2013, we had unrestricted cash and cash equivalents of $55.2 million. We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A. As a result, we expect our primary source of cash to come from the operation of our properties.

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

The table below sets forth our contractual obligations as of December 31, 2013.

		Payments due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)

Debt[1]	$333,925	$2,150	$4,300	$4,300	$323,175
Interest on debt	152,320	26,728	53,135	52,502	19,955
Capital leases, including interest[2]	7,454	470	170	170	6,644
Operating leases	56	39	17	-	-
Other Contractual Obligations	576	576	-	-	-
Total	$494,331	$29,963	$57,622	$56,972	$349,774

(1)	Does not reflect unamortized discount of $5.4 million.

(2)	Contractual obligations for capital leases include amounts due under a 99-year lease for storage space located at the Arizona Charlie’s Decatur property. We are currently making monthly payments for the storage space of approximately $8 thousand.

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

Self-Insurance

We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties, for the first $100,000 per claim. Effective February 20, 2014, we will retain the obligation for losses related to Worker’s Compensation claims for the first $350,000 per incident. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

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

See Results of Operations above for a discussion of write-downs and impairment charges recorded during the year ended December 31, 2011. The majority of the impairment charges recorded for the year ended December 31, 2011 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected revenue and cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $216.6 million and $122.4 million, respectively, as of December 31, 2013. For the year ended December 31, 2013, we incurred approximately $37.3 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable LIBOR plus a margin, and effective February 24, 2014 with a floor LIBOR rate of 1.00% for the First Lien and a floor LIBOR of 1.25%. If LIBOR increased by 1.00% above the floor rate of 1.00%, our annual interest costs would increase by approximately $3.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Reno, Nevada
March 31, 2014

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2013	December 31, 2012

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$55,151	$63,169
Investments-restricted	211	211
Accounts receivable, net	3,953	3,519
Accounts receivable, net - related party	8	102
Other current assets	12,133	11,701
Total Current Assets	71,456	78,702
Property and equipment, net	1,080,069	1,097,638
Debt issuance costs, net	8,115	1,232
Intangible and other assets	15,627	15,967
Total Assets	$1,175,267	$1,193,539

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,034	$4,979
Accrued expenses	13,758	16,959
Accounts payable and accrued expenses - related party	1	6
Accrued payroll and related expenses	11,413	11,415
Current portion of long-term debt	2,150	-
Current portion of capital lease obligations	376	304
Total Current Liabilities	33,732	33,663

Long-Term Liabilities:
Long-term debt, net of unamortized discount	320,784	329,196
Long-term debt - related party	5,582	-
Capital lease obligations, less current portion	948	1,324
Total Long-Term Liabilities	327,314	330,520

Total Liabilities	361,046	364,183

Commitments and Contingencies

Members' Equity:
Members' Equity	814,221	829,356
Total Members' Equity	814,221	829,356
Total Liabilities and Members' Equity	$1,175,267	$1,193,539

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
Casino	$198,945	$200,676	$202,219
Hotel	64,040	64,099	63,983
Food and beverage	68,327	66,906	68,362
Tower, retail, entertainment and other	32,287	33,161	32,658
Gross revenues	363,599	364,842	367,222
Less promotional allowances	26,164	25,113	24,655
Net revenues	337,435	339,729	342,567

Costs And Expenses:
Casino	64,067	65,085	66,082
Hotel	32,484	34,072	34,305
Food and beverage	52,572	51,645	51,314
Other operating expenses	11,275	11,496	12,001
Selling, general and administrative	114,807	115,039	112,243
Depreciation and amortization	31,678	33,311	39,056
Pre-opening costs	119	72	-
Gain on disposal of assets	(61)	(70)	(74)
Management fee - related party	500	1,000	1,070
Impairment of assets	-	-	290
Total costs and expenses	307,441	311,650	316,287

Income From Operations	29,994	28,079	26,280

Other Income (Expense):
Loss on debt redemption	(7,866)	(1,112)	(1,378)
Interest income	-	-	2
Interest expense	(34,605)	(42,765)	(45,168)
Interest expense - related party	(2,658)	-	-
Total other expense, net	(45,129)	(43,877)	(46,544)

Net Loss	$(15,135)	$(15,798)	$(20,264)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(15,135)	$(15,798)	$(20,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,678	33,311	39,056
Amortization of debt issuance and debt discount costs	4,153	5,679	5,293
Loss on debt redemption	7,866	1,112	1,378
Gain on disposal of assets	(61)	(70)	(74)
Impairment of assets	-	-	290
Changes in operating assets and liabilities:
Accounts receivable, net	(434)	761	(990)
Other assets	(396)	(189)	(1,585)
Accounts payable and accrued expenses	(3,473)	(113)	(1,993)
Related party activity, net	89	87	(102)
Net Cash Provided By Operating Activities	24,287	24,780	21,009

Cash Flows from Investing Activities:
Decrease in investments – restricted	-	-	960
Acquisition of property and equipment	(12,588)	(16,530)	(14,088)
Proceeds from sale of property and equipment	169	134	410
Net Cash Used In Investing Activities	(12,419)	(16,396)	(12,718)

Cash Flows from Financing Activities:
Deferred financing costs	(8,693)	-	-
Payments of debt redemption costs	(1,564)	(375)	(375)
Payments on notes payable	(338,575)	(18,750)	(18,750)
Proceeds from issuance of long-term debt	329,250	-	-
Payments on capital lease obligation	(304)	(291)	(276)
Net Cash Used In Financing Activities	(19,886)	(19,416)	(19,401)

Net decrease in cash and cash equivalents	(8,018)	(11,032)	(11,110)
Cash and cash equivalents - beginning of period	63,169	74,201	85,311
Cash and Cash Equivalents - end of period	$55,151	$63,169	$74,201

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$34,581	$37,165	$39,953

Supplemental Disclosures of Non-Cash Items:
Accrued capital expenditures	$1,325	$876	$1,423

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

	Class A	Class B
	Equity	Equity	Total Equity
Balances at December 31, 2010	-	865,418	865,418
Net Loss	-	(20,264)	(20,264)
Balances at December 31, 2011	-	845,154	845,154
Net Loss	-	(15,798)	(15,798)
Balances at December 31, 2012	-	829,356	829,356
Net Loss	-	(15,135)	(15,135)
Balances at December 31, 2013	$-	$814,221	$814,221

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

On August 14, 2009, ACEP and ACEP Finance Corp., a wholly-owned subsidiary of ACEP, collectively the Issuers, issued $375 million aggregate principal amount of 11% Senior Secured Notes due 2014.

On July 3, 2013, ACEP and certain of its subsidiaries, or Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and $15 million of senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

On July 3, 2013, ACEP and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, or the Second Lien Term Loans. The proceeds from the First Lien Term Loans and Second Lien Term Loans were used to purchase the outstanding 11% Senior Secured Notes that were tendered in connection with the Issuer’s previously announced tender offer and to redeem the remaining outstanding 11% Senior Secured Notes.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduces the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.  We expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

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

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Food and Beverage	$7,676	$7,507	$7,406
Rooms	22	30	28
Other	16	20	25
Total	$7,714	$7,557	$7,459

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives.  For the years ended December 31, 2013, 2012 and 2011, we capitalized interest of $176,000, $860,000 and $326,000, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2013, 2012 and 2011, amortization of debt issue costs totaled $4.2 million, $5.7 million and $5.3 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

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

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $9.6 million, $9.8 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are not a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements. Earnings and losses are included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. The Company had no uncertain tax positions at December 31, 2013 and 2012.

Holdings’ members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $47.5 million, $44.3 million and $40.1 million at December 31, 2013, 2012 and 2011, respectively.  Holdings files tax returns in the United States and is subject to income tax examinations for the years beginning with 2010. Holdings’ 2010 federal income tax return was audited by the Internal Revenue Service with a no findings letter issued.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and player loyalty plan were both fully amortized in 2013. Our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2012 and 2011 to conform to the current fiscal year presentation. These reclassifications had no effect on net loss.

Recently Issued Accounting Pronouncements

None.

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2013	2012
	(in thousands)
Hotel and related	$1,788	$1,892
Gaming	642	674
Other	1,664	1,037
	4,094	3,603
Less allowance for doubtful accounts	(141)	(84)
	$3,953	$3,519

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$84	$138	$170
Bad debt expense	112	52	114
Deductions and write-offs	(55)	(106)	(146)
Balance at end of period	$141	$84	$138

Note 3.               Other Current Assets

Other current assets consist of the following:

	December 31,
	2013	2012
	(in thousands)
Inventories	$2,983	$2,725
Prepaid expenses	8,857	8,666
Other	293	310
	$12,133	$11,701

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Land and improvements	$724,091	$724,091
Buildings and improvements	419,116	415,699
Furniture, fixtures and equipment	130,766	125,989
Construction in progress	3,310	777
	1,277,283	1,266,556
Less accumulated depreciation and amortization	(197,214)	(168,918)
	$1,080,069	$1,097,638

Assets recorded under capital leases were approximately $3.0 million at both December 31, 2013 and 2012. Such assets include buildings of approximately $541,000 and equipment of approximately $2.4 million at both December 31, 2013 and December 31, 2012. Accumulated depreciation and amortization at December 31, 2013 and 2012 includes amounts recorded for capital leases of $2.4 million and $1.9 million respectively.

Note 5.               Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued interest	$73	$1,547
Accrued liabilities	5,943	5,557
Accrued taxes	2,128	3,038
Accrued gaming liabilities	2,497	3,256
Other	3,117	3,561
	$13,758	$16,959

Note 6.               Leases

For the years ended December 31, 2013, 2012 and 2011, we recorded rental revenue of $4.9 million, $5.2 million and $4.9 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2013 are as follows:

Years ending December 31,	(in thousands)
2014	$1,664
2015	1,339
2016	638
2017	111
2018	64
Thereafter	226
Total	$4,042

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2013, 2012 and 2011 of $27,000, $60,000 and $105,000, respectively.

Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2013:

Years ending December 31,	(in thousands)
2014	$39
2015	17
Total	$56

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2013:

Years ending December 31,	(in thousands)
2014	$470
2015	85
2016	85
2017	85
2018	85
Thereafter	6,644
Total minmum lease payments	7,454
Less: amount representing interest ranging from 5% to 10%	(6,130)
Present value of net minimum lease payments	1,324
Less: current portion	(376)
Long-term capital lease obligation	$948

Note 7.               Debt

Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2013	2012
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 4.75% margin above LIBOR, with a 1.25% LIBOR floor	$213,925	$-
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	-
First Lien Revolving Credit Facility due July 3, 2018	-	-
11% Senior Secured Notes due June 15, 2014	-	337,500
Unamortized discount	(5,409)	(8,304)
Capital lease obligations	1,324	1,628
Total long-term debt and capital lease obligations	329,840	330,824
Current portion of long-term debt and capital lease obligations	(2,526)	(304)
Total long-term debt and capital lease obligations, net	$327,314	$330,520

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

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC, or Goldman Sachs, and Deutsche Bank Securities Inc., or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of First Lien Term Loans, and a $15 million senior secured or Revolving Facility.

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bear interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of December 31, 2013, all outstanding First Lien Term Loans are Eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to base rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to a percentage of excess cash flow earned during a calendar year.  For the fiscal year ended December 31, 2013, the company will be required to make a principal payment equal to 75% of excess cash flow for the period of August 1, 2013 through December 31, 2013, and for all fiscal years ending on and after December 31, 2014 through the maturity date of the First Lien Term Loans, the percentage of excess cash flow will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduces the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.  We expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

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

As of December 31, 2013, there are no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into the Second Lien Credit Agreement with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 and (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a base rate plus 9.00% per annum or at the reserve-adjusted Eurodollar rate plus 10.00% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of September 30, 2013, all Second Lien Term Loans are Eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to base rate loans.

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

Maturities for the First Lien Facilities and Second Lien Term Loans outstanding as of December 31, 2013 are as follows:

Years ending December 31,	(in thousands)
2014	$2,150
2015	2,150
2016	2,150
2017	2,150
2018	2,150
Thereafter	323,175
Total	$333,925

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

On May 31, 2011, the Issuers completed a redemption of 5% of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $951,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, a loss of $1.4 million was recognized.  The loss is comprised of the redemption premium of $375,000 and a proportionate write-off of debt issuance and debt discount costs of $1.0 million.

On April 30, 2012, the Issuers completed a redemption of 5% of aggregate principal amount of the 11% Senior Secured Notes pursuant to paragraph 5(b) of the 11% Senior Secured Notes and the redemption provisions of the Indenture (Section 3.07(b)). The redemption price for the 11% Senior Secured Notes was 102% of the principal amount of the 11% Senior Secured Notes redeemed, or $19.1 million, plus accrued interest to the redemption date of approximately $773,000. Interest on the 11% Senior Secured Notes called for redemption ceased to accrue on and after the redemption date. As a result of the redemption, a loss of $1.1 million was recognized.  The loss is comprised of the redemption premium of $375,000 and a proportionate write-off of debt issuance and debt discount costs of $737,000.

On June 7, 2013, the Issuers commenced a cash tender offer to purchase any and all of the outstanding 11% Senior Secured Notes due 2014. On July 3, 2013, the Issuers called for the redemption of all of the 11% Senior Secured Notes not purchased pursuant to the tender offer to purchase the 11% Senior Secured Notes. On July 3, 2013, the issuers purchased $233.1 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the tender offer. On August 2, 2013, the Issuers redeemed the remaining $104.4 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the call. We recognized a loss of approximately $7.8 million during the year ended December 31, 2013 in connection with the redemption of the outstanding 11% Senior Secured Notes.

On July 3, 2013, the Company also exercised its right to satisfy and discharge the Indenture. As a result of the satisfaction and discharge of the Indenture, the Company, ACEP Finance Corp. and the guarantors have been released from their remaining obligations under the Indenture and the 11% Senior Secured Notes.

Note 8.               Related Party Transactions

On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Facilities and Second Lien Term Loans. For the year ended December 31, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and the incurrence of the First Lien Facilities and Second Lien Term Loans and paid Goldman Sachs approximately $1.1 million and $1.5 million in interest on the First Lien Term Loans and Second Lien Term Loans, respectively. As of December 31, 2013, Goldman Sachs owned approximately $1.9 million of the First Lien Term Loans, $3.7 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2013, there were no amounts due to Goldman Sachs.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $500,000 for the year ended December 31, 2013 compared to $1.0 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, we did not provide any IT consulting services to Highgate, compared to approximately $0 and $10,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, there were no amounts due to or from Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $8,000 for the year ended December 31, 2013 compared to $174,000 and $198,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, we owed TTL approximately $0 and $5,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2013, Archon became a division within Goldman Sachs. We expensed fees of approximately $401,000 for the year ended December 31, 2013 compared to $413,000 and $391,000 for the years ended December 31, 2012 and 2011, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $333,000 for the year ended December 31, 2013 compared to approximately $620,000 and $516,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, we owed Archon $0. As of December 31, 2013 and December 31, 2012, Archon owed us approximately $8,000 and $102,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $24,000 for the year ended December 31, 2013 compared to $41,000 and $44,000 for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2013 and December 31, 2012, we owed Nor1 approximately $1,000.

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

As of December 31, 2013 and 2012, we had the following intangible assets.

		(in thousands)
		December 31, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Asset	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Player Loyalty Plan	5 Years	$7,450	$(7,450)	$-	$7,450	$(7,201)	$249
Non-Compete Agreement	38 Months	1,045	(1,045)	-	1,045	(990)	55
		$8,495	$(8,495)	$-	$8,495	$(8,191)	$304
Non-amortizing intangible assets:
Trade Names				$15,507			$15,507
				$15,507			$15,811

We perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. We completed our 2013 and 2012 annual impairment test of indefinite-lived intangible assets. None of our indefinite-lived intangible assets were determined to be impaired based on these analyses. During the three months ended December 31, 2011, due to continued levels of high unemployment and reduced customer spending we revised our Arizona Charlie’s Boulder revenue forecasts. As of November 1, 2011 we performed an impairment test which resulted in the non-cash write-down of the Arizona Charlie’s Boulder trade name of $290,000.  The impairment of this asset was due primarily to our decrease in revenues, which was an indication that this asset may not be recoverable. The fair value of the trade names was determined using the relief-from-royalty method.

Amortization expense relating to finite-lived intangible assets was $300,000, $1.8 million and $1.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Note 10.	Employee Benefit Plans

As of December 31, 2013 approximately 37% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $8.8 million, $8.8 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects:

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

The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		of Collective-
		Zone Status[1]		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2012	2011	Implemented[1]	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	10/14/2014 and 3/31/2016
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2013

1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

For the years ended December 31, 2013, 2012 and 2011, our contributions to multiemployer pension and benefit plans were as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Multiemployer Pension Plans
Central Pension Fund of the IUOE and Participating Employers	$719	$599	$612
Southern Nevada Culinary and Bartenders Pension Plan	1,493	1,471	1,245
All Other Pension Plans	168	153	101
	$2,380	$2,223	$1,958

Multiemployer Benefit Plans Other Than Pensions
HEREIU Welfare Fund	$6,401	$6,599	$6,638
All other benefit plans other than pensions	3	5	6
	$6,404	$6,604	$6,644

For the 2012 plan year, the latest period for which plan data is available, contributions by the Company were less than 5% of total contributions for all multiemployer pension and benefit plans the Company contributes to.

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

In February 2012, the Nevada Tax Commission ruled that customer complimentary meals and employee meals are subject to sales tax.  Based on this decision, the Nevada Department of Taxation declared that these meals were subject to tax and that complimentary meals provided to customers would be subject to sales tax at the retail value of the meal and employee meals would be subject to sales tax at the cost of the meal. These meals would be subject to tax effective February 15, 2012 but not due and payable until July 31, 2012.  The payable date for these sales taxes has since been amended to the earlier of: 1) the last day of the next month following approval of the regulation by the Legislative Commission; 2) the last day of the next month following a Nevada Supreme Court Decision relating to or affirming that complimentary and/or employee meals are subject to sales tax; 3) the effective date of any related legislation; or 4) June 30, 2013.

In the third quarter of 2013, we recorded a credit to sales tax expense of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees based on the reversal of the regulation by the Nevada Legislative Commission.

Note 12.	Selected Quarterly Financial Information (Unaudited)

	Year ended December 31, 2013
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$86,350	$88,418	$84,344	$78,323	$337,435
Income from operations	7,824	11,033	6,795	4,342	29,994
Net loss	$(2,974)	$97	$(9,410)	$(2,848)	$(15,135)

	Year ended December 31, 2012
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$87,149	$87,704	$85,848	$79,028	$339,729
Income from operations	9,685	8,918	7,204	2,272	28,079
Net loss	$(1,366)	$(2,793)	$(3,320)	$(8,319)	$(15,798)

Note 13.	Subsequent Events

On March 26, 2014, our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan that will be used to attract, retain and motivate our employees, and to compensate them for their contributions to the long-term growth and profits of the company. The plan allows for the granting of options and restricted units, subject to such terms and conditions as determined by the managing member of Holdings, W2007 Finance Sub, LLC.

As noted in Note 7, on February 24, 2014 we entered into an amendment on our First Lien Credit Agreement.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance

Identification of Directors and Officers

The following table sets forth certain information as of March 31, 2014 concerning our directors, executive officers and key employees:

Name	Age	Position
Alan Kava	48	Board Member
Peter Weidman	40	Board Member
Frank V. Riolo	62	Chief Executive Officer and Board Member
Edward W. Martin III	49	Chief Financial Officer, Treasurer and Board Member

Name	Age	Position
Phyllis A. Gilland	55	Senior Vice President, General Counsel and Secretary
Ronald P. Lurie	72	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul Hobson	47	Vice President, General Manager— Stratosphere Casino Hotel & Tower
Sean Hammond	46	General Manager — Aquarius Casino Resort
Mark Majetich	63	Senior Vice President, General Manager — Arizona Charlie’s Boulder

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

Frank V. Riolo has served as our Chief Executive Officer since April 2008 and as a director since September 2008. In October 2011, Mr. Riolo became a member of the Board of Directors for Centaur Holdings LLC, a gaming and horse racing company in Indiana. Additionally, he operates Riolo Group, LLC, consulting Native American Governments on strategic initiatives, economic development, and gaming operational improvement. Prior to joining American Casino & Entertainment Properties LLC, Mr. Riolo served as Chief Executive Officer of Viejas Enterprises, from 2002 to 2007, a Native American gaming company operating in the State of California.

Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc., a provider of gaming and entertainment in Las Vegas, NV. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC., a provider of gaming and entertainment in Las Vegas, NV. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. As Chief Financial Officer of Maloof Companies, he was responsible for all financial areas of the organization, which included the beverage distribution, hotel, casino and professional sports industries. He worked with the principals and executed multiple debt, equity, real estate and derivative transactions that allowed the company to divest of non-strategic assets and build an organization that now includes such well-known assets as The Palms Casino Resort in Las Vegas, Sacramento Kings NBA franchise and the 17,000 seat Arco Arena in Sacramento, California. From 1999-2011, he was a member of the Board of Directors of Nevada First Bank and its successor the Bank of Nevada, the Nevada affiliate of Western Alliance Bancorporation. As a member of the board he spent time as Chairman of the Audit Committee and a member of the Regulatory Oversight Committee. In August 2010, Governor Jim Gibbons appointed him to the Board of Trustees of the College Savings Plans of Nevada for a four year term. In November 2013, Mr. Martin became a member of the Board of Directors for The Centech Group, Inc., a provider of systems and solutions for federal government agencies.

Phyllis A. Gilland has served as our Vice President, General Counsel and Secretary since October 2008. Ms. Gilland is the corporate Compliance Officer. Prior to joining ACEP, from 2000 to 2007 Ms. Gilland served as general counsel and chief financial officer for Taylor Construction Group Companies, headquartered in Des Moines, Iowa with affiliates around the country, including Las Vegas, Nevada and with several of their subsidiaries. Prior to Taylor Construction, she served as general counsel for Principal International, Inc. from 1999 through 2000 and associate general counsel for Principal Financial Group from 1994 through 1999. In addition, Ms. Gilland has held positions with the Resolution Trust Corporation and KPMG.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2013 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 114, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2013 audited financial statements be included in this annual report on Form 10-K.

This report is provided by the following directors, who constitute the audit committee:

Alan Kava

Peter Weidman

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and other senior officers, or persons performing similar functions. The Code of Business Conduct and Ethics is incorporated by referenced as Exhibit 14.1 as previously reported in our Annual Report on Form 10-K, filed with the SEC on March 21, 2013 (SEC File No. 000-52975).

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

This report is provided by the following directors, who constitute the compensation committee:

Alan Kava

Peter Weidman

Compensation Committee Interlocks and Insider Participation

During our 2013 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

We are a limited liability company with two members, and our securities are not publicly traded. On March 26, 2014 our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan that allows for the issuance of securities to our employees. At this time, no awards have been granted.

Individual Performance Measurement

Our board of directors sets performance goals for our executive officers, including operational, growth and leadership goals for the organizations they manage. At the end of each year, the board of directors, with input from our chief executive officer, assesses each executive’s performance against his or her pre-established goals. The board of directors uses this assessment to inform its discretion in determining the individual component of the cash bonus. This performance appraisal process is largely subjective, with much discretion exercised by our board of directors and performance review by our chief executive officer. There is no specific weight given to any one individual goal or performance criterion. The assessment is based on our board of directors’ and chief executive officer’s determinations regarding how well the executive performed his or her job, and such assessment is qualitative, not quantitative, in nature. For example, when determining how well each of the executive’s grew his or her organization, they placed more importance on the quality of the new hires than on the number or percentage of people hired. The performance appraisal process is the same for each of our executive officers.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program and made no matching contributions for the years ended December 31, 2013, 2012 and 2011.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2013, 2012 and 2011, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

ANNUAL COMPENSATION (1)

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	All Other Compensation ($) (3)	Total
Frank V. Riolo (PEO)	2013	600,000	350,000	18,395	968,395
Chief Executive Officer	2012	600,000	300,000	12,782	912,782
	2011	600,000	300,000	7,525	907,525

Edward W. Martin III (PFO)	2013	400,000	250,000	20,870	670,870
Chief Financial Officer & Treasurer	2012	400,000	200,000	17,874	617,874
	2011	400,000	200,000	13,643	613,643

Paul Hobson	2013	275,000	30,000	12,011	317,011
Vice President & General Manager,	2012	275,000	40,000	11,527	326,527
Stratosphere Casino Hotel & Tower	2011	273,558	50,000	8,372	331,930

Thomas Moore	2013	265,385	30,000	19,224	314,609
President, Stratosphere Development	2012	400,000	80,000	18,478	498,478
	2011	400,000	75,000	18,852	493,852

Phyllis Gilland	2013	220,000	80,000	11,799	311,799
Senior Vice President, General Counsel &	2012	216,031	60,000	7,497	283,528
Secretary	2011	202,800	60,000	7,890	270,690

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.
(2)	For the year 2013, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 17, 2014, related to 2013. The amounts were paid in 2014. For the year 2012, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 16, 2013, related to 2012. The amounts were paid in 2013. For the year 2011, represents amounts approved by the Board, upon recommendation of the compensation committee, on February 1, 2012, related to 2011. The amounts were paid in 2012.

(3)	Includes contributions by ACEP for dollar value of insurance premiums and other compensation related to health insurance payments, auto allowances and other benefits. For 2013, 2012 and 2011 All Other Compensation consisted of the following:

Year	Name	Health and Life Insurance Premiums and Benefits ($)	Auto Allowance ($)	Other ($)	Total All Other Compensation ($)
2013	Frank V. Riolo	15,023	3,372	-	18,395
	Edward W. Martin III	20,870	-	-	20,870
	Paul Hobson	11,911	-	100	12,011
	Thomas Moore	19,224	-	-	19,224
	Phyllis Gilland	11,699	-	100	11,799

2012	Frank V. Riolo	8,872	3,910	-	12,782
	Edward W. Martin III	17,874	-	-	17,874
	Paul Hobson	11,527	-	-	11,527
	Thomas Moore	18,479	-	-	18,479
	Phyllis Gilland	7,497	-	-	7,497

2011	Frank V. Riolo	3,593	3,932	-	7,525
	Edward W. Martin III	13,643	-	-	13,643
	Paul Hobson	8,372	-	-	8,372
	Thomas Moore	18,852	-	-	18,852
	Phyllis Gilland	7,890	-	-	7,890

Potential Payments Upon Termination or Change in Control

We have arrangements with certain of our Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed below under “Employment Agreements”.

Plan-Based and Equity Awards

As of December 31, 2013 we did not have any stock award, option or non-equity incentive plans. On March 26, 2014 our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan that allows for the issuance of securities to our employees. At this time, no awards have been granted.

Option Grants in Last Fiscal Year

No options or restricted units have been awarded.

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

Compensation of Directors

Alan Kava and Peter Weidman did not receive any compensation for their service as members of our Board in 2013, 2012 or 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Facilities and Second Lien Term Loans. For the year ended December 31, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and the incurrence of the First Lien Facilities and Second Lien Term Loans and paid Goldman Sachs approximately $1.1 million and $1.5 million in interest on the First Lien Term Loans and Second Lien Term Loans, respectively. As of December 31, 2013, Goldman Sachs owned approximately $1.9 million of the First Lien Term Loans, $3.7 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2013, there were no amounts due to Goldman Sachs.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $500,000 for the year ended December 31, 2013 compared to $1.0 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, we did not provide any IT consulting services to Highgate, compared to approximately $0 and $10,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, there were no amounts due to or from Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $8,000 for the year ended December 31, 2013 compared to $174,000 and $198,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, we owed TTL approximately $0 and $5,000, respectively.

Archon Group, LP, or Archon, an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2013, Archon became a division within Goldman Sachs. We expensed fees of approximately $401,000 for the year ended December 31, 2013 compared to $413,000 and $391,000 for the years ended December 31, 2012 and 2011, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $333,000 for the year ended December 31, 2013 compared to approximately $620,000 and $516,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, we owed Archon $0. As of December 31, 2013 and December 31, 2012, Archon owed us approximately $8,000 and $102,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $24,000 for the year ended December 31, 2013 compared to $41,000 and $44,000 for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2013 and December 31, 2012, we owed Nor1 approximately $1,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2013 and 2012 services:

	Grant Thornton, LLP
	2013	2012
Audit related fees	$420,000	$420,000
All other fees (1)	-	75,300
Tax fees (2)	60,600	45,000
Total	$480,600	$540,300

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2013 or 2012.

(1)	Other fees include fees for work related to our terminated debt refinancing.

(2)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2012 and 2011.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2013 and 2012 all such engagements and fees were pre-approved.

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

*10.6
Employment Agreement, effective October 23, 2008, by and between ACEP and Phyllis A. Gilland. (incorporated by reference to Exhibit 10.19 to ACEP’s Form 10-K (SEC File No. 000-52975), filed on March 27, 2009).

*10.7
Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Edward W. Martin, III (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on October 30, 2008).

*10.8
Economic Participation Agreement, dated as of October 23, 2008, between W2007 Finance Sub LLC, Whitehall Parallel Global Real Estate Limited Partnership 2007 and Phyllis A. Gilland. (incorporated by reference to Exhibit 10.22 to ACEP’s Form 10-K (SEC File No. 000-52975), filed on March 27, 2009).

76

*10.9
Employment Agreement, effective March 9, 2010, by and between ACEP and Frank V. Riolo (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.10
Employment Agreement, effective March 9, 2010, by and between Aquarius Gaming LLC and Paul Hobson (incorporated by reference to Exhibit 10.03 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

*10.11
Employment Agreement, effective March 9, 2010, by and between ACEP and Thomas I. Moore (incorporated by reference to Exhibit 10.02 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on March 12, 2010).

10.12
First Lien Credit and Guaranty Agreement by and among ACEP, certain subsidiaries of ACEP, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners and co-syndication agents (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.13
Second Lien Credit and Guaranty Agreement by and among ACEP, certain subsidiaries of ACEP, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners and co-syndication agents (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.14
First Lien Pledge and Security Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.15
First Lien Gaming Entities Pledge Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.16
Second Lien Pledge and Security Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.17
Second Lien Gaming Entities Pledge Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as second lien collateral agent (incorporated by reference to Exhibit 10.6 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.18
Amendment to First Lien Credit and Guaranty Agreement, dated February 24, 2014, by and among ACEP, certain subsidiaries of ACEP, as guarantors, the lenders from time to time party thereto, the Repricing Term Lenders referred to therein, and Deutsche Bank AG New York Branch as administrative agent and collateral agent (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on February 24, 2014).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to ACEP’s Form 10-K (SEC File No. 000-52975), filed on March 21, 2013).

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statement of Members’ Equity for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer (Principal Executive Officer)	March 31, 2014
/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Alan Kava
Alan Kava	Board Member	March 31, 2014

/s/ Peter Weidman
Peter Weidman	Board Member	March 31, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2013. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.

