Form 10-Q
period 2014-03-31
American Casino & Entertainment Properties LLC
filed 2014-05-12
CIK 1297735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$62,374	$55,151
Investments-restricted	211	211
Accounts receivable, net	5,568	3,953
Accounts receivable, net - related party	8	8
Other current assets	12,531	12,133
Total Current Assets	80,692	71,456
Property and equipment, net	1,076,210	1,080,069
Debt issuance costs, net	10,911	8,115
Intangible and other assets, net	15,633	15,627
Total Assets	$1,183,446	$1,175,267

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,374	$6,034
Accrued expenses	15,062	13,758
Accounts payable and accrued expenses - related party	3	1
Accrued payroll and related expenses	13,862	11,413
Current portion of long-term debt	2,150	2,150
Current portion of capital lease obligations	298	376
Total Current Liabilities	37,749	33,732

Long-Term Liabilities:
Long-term debt, net of unamortized discount	307,172	320,784
Long-term debt - related party	18,835	5,582
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	326,955	327,314

Total Liabilities	364,704	361,046

Commitments and Contingencies

Members' Equity:
Members' Equity	818,742	814,221
Total Members' Equity	818,742	814,221
Total Liabilities and Members' Equity	$1,183,446	$1,175,267

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Revenues:
Casino	$53,277	$53,745
Hotel	17,001	14,724
Food and beverage	17,826	17,090
Tower, retail, entertainment and other	7,891	7,565
Gross revenues	95,995	93,124
Less promotional allowances	6,984	6,774
Net revenues	89,011	86,350

Costs And Expenses:
Casino	16,512	16,703
Hotel	8,247	7,886
Food and beverage	13,484	13,146
Other operating expenses	2,993	2,701
Selling, general and administrative	29,111	29,461
Depreciation and amortization	7,351	8,296
Pre-opening costs	-	114
Gain on disposal of assets	(18)	(31)
Management fee - related party	-	250
Total costs and expenses	77,680	78,526

Income From Operations	11,331	7,824

Other Expense:
Interest expense	(6,617)	(10,798)
Interest expense - related party	(193)	-
Total other expense	(6,810)	(10,798)

Net Income (Loss)	$4,521	$(2,974)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$4,521	$(2,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,351	8,296
Amortization of debt issuance and debt discount costs	518	1,511
Gain on disposal of assets	(18)	(31)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,615)	(1,014)
Other assets	(404)	(397)
Accounts payable and accrued expenses	3,347	11,650
Related party activity, net	2	(13)
Net Cash Provided by Operating Activities	13,702	17,028

Cash Flows From Investing Activities:
Acquisition of property and equipment	(2,749)	(3,665)
Proceeds from sale of property and equipment	21	59
Net Cash Used in Investing Activities	(2,728)	(3,606)

Cash Flows From Financing Activities:
Deferred financing costs	(3,136)	-
Payments on notes payable	(537)	-
Payments on capital lease obligation	(78)	(75)
Net Cash Used in Financing Activities	(3,751)	(75)

Net increase in cash and cash equivalents	7,223	13,347
Cash and cash equivalents - beginning of period	55,151	63,169
Cash and cash equivalents - end of period	$62,374	$76,516

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$6,299	$30

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$746	$464

See notes to condensed consolidated financial statements.

3

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balances at December 31, 2013	$-	$814,221	$814,221
Net income	-	4,521	4,521
Balances at March 31, 2014	$-	$818,742	$818,742

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

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2013 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2013 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3. Related Party Transactions

On August 14, 2009, we issued an aggregate principal amount of $375 million of 11% Senior Secured Notes. On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with a portion of the proceeds from the incurrence of the First Lien Term Loans and Second Lien Term Loans. During the three months ended March 31, 2014, we paid Goldman Sachs approximately $674,000 in fees associated with the repricing of the First Lien Facilities and paid Goldman Sachs approximately $193,000 in interest on the First Lien Term Loans and Second Lien Term Loans. As of March 31, 2014, Goldman Sachs owned approximately $18.8 million of the First Lien Term Loans, $0 of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of March 31, 2014 and December 31, 2013, there were no amounts due to Goldman Sachs.

On February 20, 2008, we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. Highgate owns a less than 5% membership interest in Holdings. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. The consulting agreement expired on June 20, 2013. Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of $0 and $250,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, there were no amounts due to Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use TTL’s services. We expensed fees of approximately $0 and $8,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, there were no amounts due to TTL.

Archon Group, LP, or Archon, formerly an affiliate of Goldman Sachs, provides various services to us such as environmental services and insurance brokers. Effective December 31, 2012, Archon became a division within Goldman Sachs. We expensed fees of approximately $0 and $5,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of approximately $0 and $60,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, Archon owed us approximately $8,000.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $7,000 and $6,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, we owed Nor1 approximately $3,000 and $1,000, respectively.

We follow a related party transaction approval policy for reviewing related party transactions. These procedures are intended to ensure that transactions with related parties are fair to us and in our best interests. If a proposed transaction appears to or does involve a related party, the transaction is presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

Note 4. Intangible Assets

Pursuant to authoritative guidance, indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition and finite-lived assets are amortized over the estimated period to be benefited.

As of March 31, 2014 and December 31, 2013, we had the following indefinite-lived intangible assets.

	(in thousands)
	March 31, 2014	December 31, 2013
	Carrying	Carrying
	Amount	Amount
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of	As of
	March 31, 2014	December 31, 2013

	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 3.50% margin above LIBOR, with a 1.00% LIBOR floor	$213,388	$213,925
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	120,000
First Lien Revolving Credit Facility	-	-
Unamortized discount	(5,231)	(5,409)
Capital lease obligations	1,246	1,324
Total long-term debt and capital lease obligations	329,403	329,840
Current portion of long-term debt and capital lease obligations	(2,448)	(2,526)
Total long-term debt and capital lease obligations, net	$326,955	$327,314

On July 3, 2013, we issued First Lien Facilities in an aggregate principal amount of $230 million and Second Lien Term Loans in an aggregate principal amount of $120 million. The First Lien Facilities consist of an aggregate amount of $215 million First Lien Term Loans and a $15 million Revolving Credit Facility. A portion of the proceeds of the First Lien Term Loans and Second Lien Term Loans were used together with cash on hand to purchase the outstanding 11% Senior Secured Notes that were tendered prior to July 3, 2013. The remaining proceeds were used to redeem the remaining outstanding 11% Senior Secured Notes on August 2, 2013.

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC, or Goldman Sachs, and Deutsche Bank Securities Inc., or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of March 31, 2014, all outstanding First Lien Term Loans are Eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to Base Rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to 75%, 50%, 25%, 0% (depending on the Company’s Total Leverage Ratio) of the Company’s excess of cash flow earned during a calendar year. The Company was not required to make an excess cash flow reduction for the period of August 1, 2013 through December 31, 2013. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the amendment reduced the interest rate on the Term Loans by 125 basis points per annum. Interest will accrue, at our election, (i) at the adjusted Eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum. Additionally, the minimum adjusted Eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

The maturity date of the Revolving Facility is the earliest to occur of (i) July 3, 2018 or (ii) the acceleration of the Revolving Facilities. The Revolving Facilities bear interest at a Base Rate plus an applicable margin that is 2.75%, 3.25% or 3.75% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted Eurodollar rate plus an applicable margin that is 3.75%, 4.25% or 4.75% per annum (depending on the Company’s First Lien Leverage Ratio). We will also pay a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage is either 0.375% or 0.500% per annum (depending on the Company’s First Lien Leverage Ratio). Interest and commitment fees are computed on the basis of a 360-day year and the actual number of days between interest periods with interest and commitment fees payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We may at the expiration of any interest period convert all or a portion of the Revolving Facility to Base Rate loans or Eurodollar loans. We may at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of March 31, 2014, there were no borrowings outstanding under the Revolving Facility.

The First Lien Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of March 31, 2014, we were in compliance with our First Lien Credit Agreement covenants.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the Second Lien Term Loans. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 or (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a Base Rate plus 9.00% per annum or at the reserve-adjusted Eurodollar rate plus 10.00% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of March 31, 2014, all Second Lien Term Loans were Eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to Base Rate loans.

The Second Lien Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of March 31, 2014, we were in compliance with our Second Lien Credit Agreement covenants.

11% Senior Secured Notes

On August 14, 2009, we issued the 11% Senior Secured Notes pursuant to the Indenture. The 11% Senior Secured Notes would have matured on June 15, 2014 and bore interest at a rate of 11% per annum. Interest was computed on the basis of a 360-day year composed of twelve 30-day months and was payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2009.

On June 7, 2013, the Issuers commenced a cash tender offer to purchase any and all of the outstanding 11% Senior Secured Notes due 2014. On July 3, 2013, the issuers purchased $233.1 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the tender offer. On July 3, 2013, the Issuers also called for redemption of all of the outstanding 11% Senior Secured Notes not purchased pursuant to the tender offer to purchase the 11% Senior Secured Notes. On August 2, 2013, the Issuers redeemed the remaining $104.4 million in aggregate principal amount of the 11% Senior Secured Notes, plus interest, pursuant to the call. We recognized a loss of approximately $7.8 million during the three months ended September 30, 2013 in connection with the redemption of the outstanding 11% Senior Secured Notes.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2014 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2013.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 55.5% of our gross revenue for the three months ended March 31, 2014 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2014, with hotel sales representing 17.7% and food and beverage sales representing 18.6%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of our operations for the periods indicated.

	Three months ended March 31,
	2014	2013
	(in millions)
Income Statement Data:
Revenues:
Casino	$53.3	$53.7
Hotel	17.0	14.7
Food and beverage	17.8	17.1
Tower, retail, entertainment and other	7.9	7.6
Gross revenues	96.0	93.1
Less promotional allowances	7.0	6.8
Net revenues	89.0	86.3

Costs and expenses:
Casino	16.5	16.7
Hotel	8.2	7.9
Food and beverage	13.5	13.1
Other operating expenses	3.0	2.7
Selling, general and administrative	29.1	29.7
Pre-opening costs	-	0.1
Depreciation and amortization	7.4	8.3
Total costs and expenses	77.7	78.5
Income from operations	$11.3	$7.8

EBITDA Reconciliation:
Net income (loss)	$4.5	$(3.0)
Interest expense	6.8	10.8
Depreciation and amortization	7.4	8.3
EBITDA	$18.7	$16.1

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

Our consolidated gross revenues increased 3.1% to $96.0 million for the three months ended March 31, 2014 from $93.1 million for the three months ended March 31, 2013. Our consolidated income from operations and EBITDA increased 44.9% and 16.1% to $11.3 million and $18.7 million for the three months ended March 31, 2014 compared to $7.8 million and $16.1 million for the three months ended March 31, 2013, respectively. The increase in our gross revenues, income from operations and EBITDA are due primarily to higher hotel and food and beverage revenues caused by higher occupancy and average daily room rates for the hotel and higher food covers and average revenue per cover for food and beverage.

For the three months ended March 31, 2014 and 2013, certain expenses had an impact on income from operations and EBITDA. For the three months ended March 31, 2014, our repair and maintenance expense decreased by $672,000 and sales tax decreased by $226,000 compared to the same period in 2013. The decrease in repairs is due to the completion of various projects at Aquarius. The decrease in sales tax is related to complimentary and employee meals. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was extended by the parties until May 31, 2013. We reached an agreement with the union on March 15, 2014. It is our expectation that the membership will ratify the agreement and the terms will become final. As a result, we expensed approximately $443,000 to cover certain benefits from the period June 1, 2013 through March 31, 2014. In addition, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $199,000 during the first quarter of 2014 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $239,000 in the first quarter of 2013.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.7% to $53.3 million for the three months ended March 31, 2014, compared to $53.7 million for the three months ended March 31, 2013. Our slot revenues decreased 1.5% while table revenues were unchanged. Slot revenues decreased due to a 0.5% decrease in coin in compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, slot machine revenues were 85.0% of casino revenues, and table game revenues were 11.3% of casino revenues, compared to 85.7% and 11.2% of casino revenues, respectively, for the three months ended March 31, 2013. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 17.6% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Bingo revenues decreased 40.8% due to a 3.3 percentage point decrease in hold percentage and a 2.5% decrease in patrons. Race and sports book revenues increased 35.9% compared to the three months ended March 31, 2013 due to a combination of a 7.8% decrease in handle and a 4.3 percentage point increase in hold percentage. Keno revenues increased 640.6% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to a 26.7 percentage point increase in hold. Casino operating expenses decreased 1.2% to $16.5 million for the three months ended March 31, 2014, compared to $16.7 million for the three months ended March 31, 2013. The decrease in expenses was due primarily to lower repair and maintenance expenses and labor costs. Our casino operating margin was 69.0% for the three months ended March 31, 2014, compared to 68.9% for the three months ended March 31, 2013.

Hotel

Hotel revenues increased 15.6% to $17.0 million for the three months ended March 31, 2014 from $14.7 million for the three months ended March 31, 2013. Occupancy was unchanged at Arizona Charlie’s Boulder and increased for all other properties while average daily room rates declined slightly at the Aquarius and increased for all other properties. In addition, the increase in revenue was aided by a 123.8% increase in resort fee revenue at the Stratosphere. Overall room occupancy increased to 66.3% for the three months ended March 31, 2014 compared to 64.0% for the three months ended March 31, 2013.  Our hotel expenses increased 3.8% to $8.2 million for the three months ended March 31, 2014, compared to $7.9 million for the three months ended March 31, 2013 due primarily to higher labor costs and supplies expense. The increased costs were related to higher occupancy during the first quarter of 2014 compared to the first quarter of 2013. Due to the increase in revenues, our hotel operating margin increased to 51.8% for the three months ended March 31, 2014 as compared to 46.3% for the three months ended March 31, 2013.

Food & Beverage

Food and beverage revenues increased 4.1% to $17.8 million for the three months ended March 31, 2014, compared to $17.1 million for the three months ended March 31, 2013.  Revenues increased at all properties. Overall, food covers and beverage covers increased 3.8% and decreased 1.9%, respectively, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  Average revenue per cover for the three months ended March 31, 2014 increased 0.5% compared to the three months ended March 31, 2013. Our food and beverage expenses increased 3.1% to $13.5 million for the three months ended March 31, 2014 compared to $13.1 million for the three months ended March 31, 2013 due to higher labor costs and food and beverage cost of goods. Due to the increase in revenues, our food and beverage operating margin increased to 24.2% for the three months ended March 31, 2014 as compared to 23.4% for the three months ended March 31, 2013.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 3.9% to $7.9 million for the three months ended March 31, 2014, compared to $7.6 million for the three months ended March 31, 2013. Tower revenues increased 8.4% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Sky Jump revenues increased 24.8% due to a 28.5% increase in patrons. Tower guests increased 12.3% while revenue per guest decreased 3.5% compared to the three months ended March 31, 2013. Entertainment revenue declined 2.3% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 due primarily to fewer performances at the Stratosphere and events at the Aquarius. Retail revenue increased 4.2% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Other operating revenue decreased 7.5% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Other operating expenses increased 11.1% to $3.0 million for the three months ended March 31, 2014 compared to $2.7 million for the three months ended March 31, 2013. The increase in other operating expenses was due primarily to higher entertainer fees and labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.1% for the three months ended March 31, 2014 from 12.7% for the three months ended March 31, 2013. Increased food, room and beverage promotions were partially offset by reduced entertainment promotions.

Pre-opening Expenses

We did not incur any pre-opening costs for the three months ended March 31, 2014. Pre-opening costs of $114,000 for the three months ended March 31, 2013 consisted primarily of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere. Pin Up opened to the public on March 2, 2013.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 2.0% to $29.1 million, or 30.3% of gross revenues, for the three months ended March 31, 2014, compared to $29.7 million, or 31.9% of gross revenues for the three months ended March 31, 2013. Lower repair and maintenance, advertising and sales tax expenses were partially offset by increased utilities expenses. During the three months ended March 31, 2013, we expensed approximately $882,000 in repair and maintenance expenses for projects at the Aquarius and $212,000 in sales tax expenses for complimentary meals provided to customers and employees. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded. Additionally, we expensed approximately $199,000 related to our interactive gaming initiative during the three months ended March 31, 2014 compared to approximately $239,000 during the three months ended March 31, 2013.

Interest Expense

Interest expense decreased 37.0% to $6.8 million for the three months ended March 31, 2014, compared to $10.8 million for the three months ended March 31, 2013. The decrease was due primarily to the redemption of the 11% Senior Secured Notes and repricing of the First Lien Facilities effective February 24, 2014. Due to the repricing on February 24, 2014, we expect to reduce our cash paid on interest by approximately $3.2 million in the first year.

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

As of March 31, 2014 we had $62.4 million in cash and cash equivalents compared to $55.2 million on December 31, 2013. Net cash provided by operating activities was $13.7 million for the three months ended March 31, 2014 compared to $17.0 million for the three months ended March 31, 2013. The decrease in cash flow from operations was driven primarily by changes in working capital related to accrued interest expense.

During the three months ended March 31, 2014, our total capital expenditures were $3.5 million (including approximately $746,000 in non-cash items), of which approximately $400,000 was spent on slot machine replacements and conversions, $700,000 on upgrading our information technology systems, $800,000 for renovations to our rooms, public areas and food and beverage venues and $1.6 million on our facilities and operations. For the three months ended March 31, 2013, our total capital expenditures were $4.1 million (including approximately $464,000 in non-cash items), of which approximately $800,000 was spent on slot machine replacements and conversions, $1.1 million on replacement building controls at the Stratosphere and Aquarius, $500,000 for renovations to our rooms, public areas and food and beverage venues and $1.7 million on our facilities and operations.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $22.3 million on regular maintenance and renovation capital projects during 2014.

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

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next twelve months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2014 (SEC File No. 000-52975).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $214.5 million and $123.6 million, respectively, as of March 31, 2014.

For the three months ended March 31, 2014, we incurred approximately $6.8 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable and based on LIBOR plus a margin, with a floor LIBOR rate of 1.00% on the First Lien Term Loans and a floor LIBOR rate of 1.25% on the Second Lien Term Loans. If LIBOR increased by 1% above the floor rates, our annual interest costs would increase by approximately $3.4 million.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2014 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2014.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:	May 12, 2014

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the three months ended March 31, 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

