Form 10-Q
period 2014-09-30
American Casino & Entertainment Properties LLC
filed 2014-11-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$75,804	$55,151
Investments - restricted	211	211
Accounts receivable, net	4,596	3,953
Accounts receivable, net - related party	1	8
Other current assets	11,236	12,133
Total Current Assets	91,848	71,456
Property and equipment, net	1,067,432	1,080,069
Debt issuance costs, net	10,044	8,115
Intangible and other assets, net	15,583	15,627
Total Assets	$1,184,907	$1,175,267

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,354	$6,034
Accrued expenses	13,611	13,758
Accounts payable and accrued expenses - related party	1	1
Accrued payroll and related expenses	14,004	11,413
Current portion of long-term debt	2,150	2,150
Current portion of capital lease obligations	—	376
Total Current Liabilities	34,120	33,732

Long-Term Liabilities:
Long-term debt, net of unamortized discount	320,958	320,784
Long-term debt - related party	4,340	5,582
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	326,246	327,314

Total Liabilities	360,366	361,046

Commitments and Contingencies

Members' Equity:
Members' Equity	824,541	814,221
Total Members' Equity	824,541	814,221
Total Liabilities and Members' Equity	$1,184,907	$1,175,267
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Revenues:
Casino	$47,741	$47,086
Hotel	18,948	17,635
Food and beverage	18,749	17,166
Tower, retail, entertainment and other	9,126	8,797
Gross revenues	94,564	90,684
Less promotional allowances	6,671	6,340
Net revenues	87,893	84,344

Costs And Expenses:
Casino	15,754	15,798
Hotel	9,407	8,792
Food and beverage	14,212	13,525
Other operating expenses	2,732	2,857
Selling, general and administrative	31,425	28,723
Depreciation and amortization	7,271	7,854
Pre-opening costs	—	5
Gain on disposal of assets	(5)	(5)
Total costs and expenses	80,796	77,549

Income From Operations	7,097	6,795

Other Expense:
Loss on debt redemption	—	(7,849)
Interest expense	(6,281)	(6,929)
Interest expense - related party	(229)	(1,427)
Total other expense	(6,510)	(16,205)

Net Income (Loss)	$587	$(9,410)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Revenues:
Casino	$150,555	$151,595
Hotel	55,228	50,240
Food and beverage	55,184	52,029
Tower, retail, entertainment and other	25,540	24,905
Gross revenues	286,507	278,769
Less promotional allowances	20,181	19,657
Net revenues	266,326	259,112

Costs And Expenses:
Casino	48,116	48,598
Hotel	26,543	25,145
Food and beverage	41,834	40,194
Other operating expenses	8,644	8,483
Selling, general and administrative	92,686	86,321
Depreciation and amortization	21,933	24,108
Pre-opening costs	—	119
Gain on disposal of assets	(32)	(8)
Management fee - related party	—	500
Total costs and expenses	239,724	233,460

Income From Operations	26,602	25,652

Other Expense:
Loss on debt redemption	—	(7,849)
Interest expense	(19,294)	(28,663)
Interest expense - related party	(518)	(1,427)
Total other expense	(19,812)	(37,939)

Net Income (Loss)	$6,790	$(12,287)

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$6,790	$(12,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,933	24,108
Amortization of debt issuance and debt discount costs	1,739	3,705
Loss on debt redemption	—	7,849
Gain on disposal of assets	(32)	(8)
Share-based compensation expense	3,530	—
Changes in operating assets and liabilities:
Accounts receivable, net	(643)	(534)
Other assets	941	1,017
Accounts payable and accrued expenses	736	2,044
Related party activity, net	7	417
Net Cash Provided by Operating Activities	35,001	26,311

Cash Flows From Investing Activities:
Acquisition of property and equipment	(9,284)	(8,937)
Proceeds from sale of property and equipment	48	115
Net Cash Used in Investing Activities	(9,236)	(8,822)

Cash Flows From Financing Activities:
Deferred financing costs	(3,124)	(8,693)
Payments of debt redemption costs	—	(1,564)
Payments on notes payable	(1,612)	(338,037)
Proceeds from issuance of long-term debt	—	329,250
Payments on capital lease obligation	(376)	(227)
Net Cash Used in Financing Activities	(5,112)	(19,271)

Net increase (decrease) in cash and cash equivalents	20,653	(1,782)
Cash and cash equivalents - beginning of period	55,151	63,169
Cash and cash equivalents - end of period	$75,804	$61,387

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$18,071	$24,519

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$28	$261

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2013	$—	$814,221	$814,221
Net income	—	6,790	6,790
Share-based compensation	—	3,530	3,530
Balance at September 30, 2014	$—	$824,541	$824,541

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

Reclassifications

Certain reclassifications have been made to the three and nine month period ended September 30, 2013 condensed consolidated financial statements to conform to the September 30, 2014 presentation. These reclassifications had no impact on net loss.

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

Note 3. Related Party Transactions

On August 14, 2009, we issued an aggregate principal amount of $375 million of 11% Senior Secured Notes. On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with a portion of the proceeds from the incurrence of the First Lien Term Loans and Second Lien Term Loans. During the three months and nine months ended September 30, 2014, we paid Goldman Sachs approximately $0 and $674,000, respectively, in fees associated with the repricing of the First Lien Facilities. During the three and nine months ended September 30, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and incurrence of the First Lien Facilities and Second Lien Term Loans.

In addition, during the three months and nine months ended September 30, 2014, we paid Goldman Sachs approximately $229,000 and $518,000, respectively in interest on the First Lien Term Loans and Second Lien Term Loans, compared to approximately $1.4 million during the three and nine months ended September 30, 2013. As of September 30, 2014, Goldman Sachs owned approximately $1.6 million of the First Lien Term Loans, $2.8 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2013, Goldman Sachs owned approximately $1.9 million of the First Lien Term Loans, $3.7 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of September 30, 2014 and December 31, 2013, there were no amounts due to Goldman Sachs.

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

Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year consulting fee for the periods after February 20, 2011, additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects. We incurred Highgate fees of $0 for the three months ended September 30, 2014 and September 30, 2013. We incurred Highgate fees of approximately $0 and $500,000 for the nine months ended September 30, 2014 and September 30, 2013. As of September 30, 2014 and December 31, 2013, there were no amounts due to Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9%), an affiliate of Highgate (9%) and an employee of Highgate (40%). From June 16, 2008 to July 31, 2010, TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use TTL’s services. We expensed fees of $0 for the three months ended September 30, 2014 and September 30, 2013. We expensed fees of approximately $0 and $8,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there were no amounts due to TTL.

The Realty Management Division of Goldman Sachs, formerly Archon Group, LP, provides various services to us such as environmental services and insurance brokers. We expensed fees of approximately $393,000 and $362,000 for the three months ended September 30, 2014 and September 30, 2013, respectively. We expensed fees of approximately $393,000 and $384,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively. In addition, we provided construction management services to the division for hotels managed by them. We recorded revenues of $0 for the three months and nine months ended September 30, 2014, compared to approximately $140,000 and $333,000 for the three months and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, we owed the division $0. As of September 30, 2014 and December 31, 2013, the division owed us approximately $1,000 and $8,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $6,000 and $7,000 for the three months ended September 30, 2014 and September 30, 2013, respectively. We expensed fees of approximately $18,000 and $21,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, we owed Nor1 approximately $1,000.

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

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of September 30, 2014 and December 31, 2013, we had the following indefinite-lived intangible assets.

	(in thousands)
	September 30, 2014	December 31, 2013
	Carrying Amount	Carrying Amount
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 3.50% margin above LIBOR, with a 1.00% LIBOR floor	$212,313	$213,925
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	120,000
First Lien Revolving Credit Facility	—	—
Unamortized discount	(4,865)	(5,409)
Capital lease obligations	948	1,324
Total long-term debt and capital lease obligations	328,396	329,840
Current portion of long-term debt and capital lease obligations	(2,150)	(2,526)
Total long-term debt and capital lease obligations, net	$326,246	$327,314

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

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC, or Goldman Sachs LP, and Deutsche Bank Securities Inc., or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of September 30, 2014, all outstanding First Lien Term Loans are eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to Base Rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to 75%, 50%, 25%, 0% (depending on the Company’s Total Leverage Ratio) of the Company’s excess of cash flow earned during a calendar year. The Company was not required to make a payment resulting from excess cash flow for the period of August 1, 2013 through December 31, 2013. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

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

As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the Revolving Facility.

The First Lien Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of September 30, 2014, we were in compliance with our First Lien Credit Agreement covenants.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the Second Lien Term Loans. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 or (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a Base Rate plus 9.00% per annum or at the reserve-adjusted eurodollar rate plus 10.00% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of September 30, 2014, all Second Lien Term Loans were eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to Base Rate loans.

The Second Lien Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of September 30, 2014, we were in compliance with our Second Lien Credit Agreement covenants.

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

Note 7. Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $487,000 and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to $0 for the three and nine months ended September 30, 2013. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

On March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options and 2,500,000 restricted stock units, or RSU's, to executive officers and certain key employees, effective April 1, 2014. Stock options primarily vest ratably over four years and include a performance condition; the stock options expire 10 years from the grant date. RSU's only vest upon a qualifying event.

As of September 30, 2014, we have approximately $500,000 of unrecognized incentive expense related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately three months.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2013	—	$—	$—	—
Granted	13,035,000	1.00	1.00	9.50
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2014	13,035,000	$1.00	$1.00	9.50
Vested or expected to vest at September 30, 2014	3,258,750	$1.00	$1.00	9.50
Exercisable at September 30, 2014	3,258,750	$1.00	$1.00	9.50

The fair value of each stock option granted under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan
is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Assumptions:
Expected term (years)	5.5
Risk-free interest rate	1.93%
Expected volatility	81%
Dividend yield	NA

A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

	RSUs	Fair Value

Outstanding at December 31, 2013	—	$—
Granted	2,500,000	1.00
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at September 30, 2014	2,500,000	$1.00

As of September 30, 2014, there was $2.5 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of September 30, 2014 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically, slot play (including video poker). Approximately 50.5% of our gross revenue for the three months ended September 30, 2014 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended September 30, 2014, with hotel sales representing 20.0% and food and beverage sales representing 19.8%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of our operations for the periods indicated.

	Three months ended September 30,
	2014	2013
	(in millions)
Income Statement Data:
Revenues:
Casino	$47.7	$47.1
Hotel	19.0	17.6
Food and beverage	18.8	17.2
Tower, retail, entertainment and other	9.1	8.8
Gross revenues	94.6	90.7
Less promotional allowances	6.7	6.3
Net revenues	87.9	84.4

Costs and expenses:
Casino	15.8	15.8
Hotel	9.4	8.8
Food and beverage	14.2	13.5
Other operating expenses	2.7	2.9
Selling, general and administrative	31.4	28.7
Depreciation and amortization	7.3	7.9
Total costs and expenses	80.8	77.6
Income from operations	$7.1	$6.8

EBITDA Reconciliation:
Net income (loss)	$0.6	$(9.4)
Interest expense	6.5	8.4
Depreciation and amortization	7.3	7.9
EBITDA	$14.4	$6.9

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

Our consolidated gross revenues increased 4.3% to $94.6 million for the three months ended September 30, 2014 from $90.7 million for the three months ended September 30, 2013. Our consolidated income from operations and EBITDA increased 4.4% and 108.7% to $7.1 million and $14.4 million for the three months ended September 30, 2014 compared to $6.8 million and $6.9 million for the three months ended September 30, 2013, respectively. The increase in our gross revenues is due primarily to higher hotel and food and beverage revenues caused by higher occupancy, average daily room rates and resort fees for the hotel and higher food covers for food and beverage.

For the three months ended September 30, 2014 and 2013, certain expenses had an impact on income from operations and EBITDA. For the three months ended September 30, 2014 our Selling, General and Administrative ("SG&A") expense included a $487,000 non-cash expense for share-based compensation as well as an increase of approximately $207,000 in maintenance contract expenses and $173,000 in utilities. EBITDA for the three months ended September 30, 2013 was negatively impacted by a $7.8 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. In addition, during the three months ended September 30, 2013, sales tax expense included a credit of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. In addition, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $169,000 during the third quarter of 2014 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $220,000 in the third quarter of 2013.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 1.3% to $47.7 million for the three months ended September 30, 2014, compared to $47.1 million for the three months ended September 30, 2013. Our slot revenues increased 1.2% while table revenues decreased 1.8%. Slot revenues increased due to a 0.1 percentage point increase in hold and table revenues decreased due to a 3.7% decrease in drop compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, slot machine revenues were 85.1% of casino revenues, and table game revenues were 11.7% of casino revenues, compared to 85.1% and 12.1% of casino revenues, respectively, for the three months ended September 30, 2013. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 15.4% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Bingo revenues increased 200.7% compared to the three months ended September 30, 2013, due to a 4.6 percentage point increase in hold percentage and a 5.5% increase in write. Race and sports book revenues increased 13.4% compared to the three months ended September 30, 2013 due to a combination of a 3.9% increase in handle and a 1.1 percentage point increase in hold percentage. Keno revenues decreased 34.8% compared to the three months ended September 30, 2013 due to a 5.6 percentage point decrease in hold. Casino operating expenses were $15.8 million for both the three months ended September 30, 2014 and September 30, 2013, Our casino operating margin was 66.9% for the three months ended September 30, 2014, compared to 66.5% for the three months ended September 30, 2013.

Hotel

Hotel revenues increased 8.0% to $19.0 million for the three months ended September 30, 2014 from $17.6 million for the three months ended September 30, 2013. Average daily room rates increased for all properties while occupancy increased for all properties except the Aquarius. In addition, the increase in revenue was aided by a 32.4% increase in resort fee revenue at the Stratosphere. The resort fee at the Stratosphere was increased in May of 2014. Overall room occupancy increased to 72.6% for the three months ended September 30, 2014 compared to 70.8% for the three months ended September 30, 2013.  Our hotel expenses increased 6.8% to $9.4 million for the three months ended September 30, 2014, compared to $8.8 million for the three months ended September 30, 2013 due primarily to higher labor costs. The increased costs were related to higher occupancy during the third quarter of 2014 compared to the third quarter of 2013. Due to the increase in revenues, our hotel operating margin increased to 50.5% for the three months ended September 30, 2014 as compared to 50.0% for the three months ended September 30, 2013.

Food & Beverage

Food and beverage revenues increased 9.3% to $18.8 million for the three months ended September 30, 2014, compared to $17.2 million for the three months ended September 30, 2013. Revenues increased at all properties. Overall, food covers and beverage covers increased 6.6% and decreased 1.1%, respectively, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  Average revenue per cover for the three months ended September 30, 2014 increased 2.4% compared to the three months ended September 30, 2013. Our food and beverage expenses increased 5.2% to $14.2 million for the three months ended September 30, 2014 compared to $13.5 million for the three months ended September 30, 2013 due to higher food and beverage cost of goods and labor costs. Our food and beverage operating margin was 24.5% for the three months ended September 30, 2014 compared to 21.5% for the three months ended September 30, 2013.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 3.4% to $9.1 million for the three months ended September 30, 2014, compared to $8.8 million for the three months ended September 30, 2013. Tower revenues increased 7.3% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Sky Jump revenues increased 7.7% due to a 6.3% increase in revenue per guest. Tower guests increased 2.4% and revenue per guest increased 4.8% compared to the three months ended September 30, 2013. Entertainment revenue increased 3.6% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 due primarily to higher average revenue per guest. Retail revenue increased 2.6% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Other operating expenses decreased 6.9% to $2.7 million for the three months ended September 30, 2014 compared to $2.9 million for the three months ended September 30, 2013.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.0% for the three months ended September 30, 2014 from 13.4% for the three months ended September 30, 2013. The increase in promotional allowances was due primarily to increased food, beverage and entertainment promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 9.4% to $31.4 million, or 33.2% of gross revenues, for the three months ended September 30, 2014, compared to $28.7 million, or 31.6% of gross revenues for the three months ended September 30, 2013. The increase was due to $487,000 non-cash expense for share-based compensation as well as an increase of approximately $207,000 in maintenance contract expenses and $173,000 in utilities. During the three months ended September 30, 2013, sales tax expenses included a $1.1 million credit to reverse previously accrued taxes on complimentary meals provided to customers and employees. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. Additionally, we expensed approximately $169,000 related to our interactive gaming initiative during the three months ended September 30, 2014 compared to approximately $220,000 during the three months ended September 30, 2013.

Interest Expense

Interest expense decreased 22.6% to $6.5 million for the three months ended September 30, 2014, compared to $8.4 million for the three months ended September 30, 2013. The decrease was due primarily to the redemption of the 11% Senior Secured Notes and repricing of the First Lien Facilities effective February 24, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended September 30,
	2014	2013
	(in millions)
Income Statement Data:
Revenues:
Casino	$150.6	$151.6
Hotel	55.2	50.2
Food and beverage	55.2	52.0
Tower, retail, entertainment and other	25.5	24.9
Gross revenues	286.5	278.7
Less promotional allowances	20.2	19.7
Net revenues	266.3	259.0

Costs and expenses:
Casino	48.1	48.6
Hotel	26.5	25.1
Food and beverage	41.8	40.2
Other operating expenses	8.6	8.5
Selling, general and administrative	92.8	86.8
Pre-opening costs	—	0.1
Depreciation and amortization	21.9	24.1
Total costs and expenses	239.7	233.4
Income from operations	$26.6	$25.6

EBITDA Reconciliation:
Net income (loss)	$6.8	$(12.3)
Interest expense	19.8	30.1
Depreciation and amortization	21.9	24.1
EBITDA	$48.5	$41.9

Our consolidated gross revenues increased 2.8% to $286.5 million for the nine months ended September 30, 2014 from $278.7 million for the nine months ended September 30, 2013. Our consolidated income from operations and EBITDA increased 3.9% and 15.8% to $26.6 million and $48.5 million for the nine months ended September 30, 2014 compared to $25.6 million and $41.9 million for the nine months ended September 30, 2013, respectively. The increase in our gross revenues and income from operations is due primarily to higher hotel and food and beverage revenues caused by higher occupancy and average daily room rates for the hotel and higher food covers for food and beverage. Income from operations and EBITDA were negatively impacted by share-based compensation expense of $3.5 million for the nine months ended September 30, 2014 compared to none for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, certain expenses had an impact on income from operations and EBITDA. For the nine months ended September 30, 2014 our Selling, General and Administrative ("SG&A") expense included a $3.5 million non-cash expense for share-based compensation as well as a $578,000 increase in utilities, a $262,000 increase in legal fees and a $342,000 increase in maintenance contract expenses. For the nine months ended September 30, 2014, our repair and maintenance expense decreased by $729,000 and sales tax expense increased by $650,000 compared to the same period in 2013. The decrease in repairs is due to the completion of various projects at Aquarius. The increase in sales tax is related to a credit of approximately $1.1 million that was recognized during the nine months ended September 30, 2013, to reverse previously accrued taxes on complimentary meals provided to customers and employees. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. EBITDA for the nine months ended September 30, 2013 was negatively impacted by a $7.8 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. In addition, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $554,000 during the nine months ended September 30, 2014 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $654,000 in the nine months ended September 30, 2013.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 0.7% to $150.6 million for the nine months ended September 30, 2014, compared to $151.6 million for the nine months ended September 30, 2013. Our slot revenues decreased 1.1% while table revenues were unchanged. Slot revenues decreased due to a 2.4% decrease in coin-in compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, slot machine revenues were 85.1% of casino revenues, and table game revenues were 11.7% of casino revenues, compared to 85.4% and 11.6% of casino revenues, respectively, for the nine months ended September 30, 2013. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 8.9% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Bingo revenues decreased 18.9% due to a 1.2 percentage point decrease in hold percentage and a 3.1% decrease in patrons. Race and sports book revenues increased 23.2% compared to the nine months ended September 30, 2013 due to a combination of a 1.1% decrease in handle and a 2.6 percentage point increase in hold percentage. Keno revenues increased 25.3% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to a 9.0 percentage point increase in hold. Casino operating expenses decreased 1.0% to $48.1 million for the nine months ended September 30, 2014, compared to $48.6 million for the nine months ended September 30, 2013. The decrease in expenses was due primarily to lower labor costs, revenue taxes, repair and maintenance and supplies expenses. Our casino operating margin was 68.1% for the nine months ended September 30, 2014, compared to 67.9% for the nine months ended September 30, 2013.

Hotel

Hotel revenues increased 10.0% to $55.2 million for the nine months ended September 30, 2014 from $50.2 million for the nine months ended September 30, 2013. Occupancy and average daily room rates increased for all properties. In addition, the increase in revenue was aided by a 56.8% increase in resort fee revenue at the Stratosphere. The resort fee at the Stratosphere was increased in April of 2013 and again in May of 2014. Overall room occupancy increased to 70.5% for the nine months ended September 30, 2014 compared to 67.8% for the nine months ended September 30, 2013. Our hotel expenses increased 5.6% to $26.5 million for the nine months ended September 30, 2014, compared to $25.1 million for the nine months ended September 30, 2013 due primarily to higher labor costs, cable and internet expenses, commissions and brokers fees and supplies expense. The increased costs were primarily related to higher occupancy during the first nine months of 2014 compared to the first nine months of 2013. Due to the increase in revenues, our hotel operating margin increased to 52.0% for the nine months ended September 30, 2014 as compared to 50.0% for the nine months ended September 30, 2013.

Food & Beverage

Food and beverage revenues increased 6.2% to $55.2 million for the nine months ended September 30, 2014, compared to $52.0 million for the nine months ended September 30, 2013.  Revenues increased at all properties. Overall, food covers and beverage covers increased 5.5% and decreased 2.2%, respectively, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  Average revenue per cover for the nine months ended September 30, 2014 increased 0.6% compared to the nine months ended September 30, 2013. Our food and beverage expenses increased 4.0% to $41.8 million for the nine months ended September 30, 2014 compared to $40.2 million for the nine months ended September 30, 2013 due to higher food and beverage cost of goods, labor costs and supplies. Due to the increase in revenues, our food and beverage operating margin increased to 24.3% for the nine months ended September 30, 2014 as compared to 22.7% for the nine months ended September 30, 2013.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 2.4% to $25.5 million for the nine months ended September 30, 2014, compared to $24.9 million for the nine months ended September 30, 2013. Tower revenues increased 6.7% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Sky Jump revenues increased 12.0% due to a 11.2% increase in patrons. Tower guests increased 6.7% while revenue per guest increased 1.3% compared to the nine months ended September 30, 2013. Entertainment revenue declined 20.3% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 due primarily to fewer events at the Aquarius and a 26.1% decrease in patrons at the Stratosphere. Retail revenue increased 3.9% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Other operating revenue decreased 8.0% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Other operating revenues declined due to a 52.3% decrease in project development revenue. Project development revenues consist of revenues received in exchange for construction management services provided to certain hotel and gaming entities. Other operating expenses increased 1.2% to $8.6 million for the nine months ended September 30, 2014 compared to $8.5 million for the nine months ended September 30, 2013. The increase in other operating expenses was due primarily to higher labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.4% for the nine months ended September 30, 2014 from 13.0% for the nine months ended September 30, 2013. Increased food promotions were partially offset by reduced room promotions.

Pre-opening Expenses

We did not incur any pre-opening costs for the nine months ended September 30, 2014. Pre-opening costs of $119,000 for the nine months ended September 30, 2013 consisted primarily of equipment, labor costs and supplies for Pin Up, a burlesque show at the Stratosphere and equipment and supplies for the Duet Coffee and Wine venue at the Aquarius. Pin Up opened to the public on March 2, 2013 and Duet Wine and Coffee opened on August 16, 2013.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 6.9% to $92.8 million, or 32.4% of gross revenues, for the nine months ended September 30, 2014, compared to $86.8 million, or 31.1% of gross revenues for the nine months ended September 30, 2013. The increase was due primarily to an increase in labor costs, a $578,000 increase in utilities, a $342,000 increase in maintenance contract expenses, a $263,000 increase in legal fees, a $188,000 increase in guest loss and damage expenses and a $110,000 increase in advertising and marketing related costs. These increased expenses were partially offset by lower repair and maintenance expenses. During the nine months ended September 30, 2014 labor cost included approximately $3.5 million in non-cash expense for share-based compensation compared to none during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we expensed approximately $1.0 million in repair and maintenance expenses for projects at the Aquarius and sales tax expense include a credit of approximately $1.1 million for the reversal of prior accruals for taxes on complimentary and employee meals. The company began accruing for sales tax on complimentary and employee meals in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. Additionally, we expensed approximately $554,000 related to our interactive gaming initiative during the nine months ended September 30, 2014 compared to approximately $654,000 during the nine months ended September 30, 2013.

Interest Expense

Interest expense decreased 34.2% to $19.8 million for the nine months ended September 30, 2014, compared to $30.1 million for the nine months ended September 30, 2013. The decrease was due primarily to the redemption of the 11% Senior Secured Notes and repricing of the First Lien Facilities effective February 24, 2014.

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

As of September 30, 2014 we had $75.8 million in cash and cash equivalents compared to $61.4 million on September 30, 2013. Net cash provided by operating activities was $35.0 million for the nine months ended September 30, 2014 compared to $26.3 million for the nine months ended September 30, 2013. The increase in cash flow from operations was driven primarily by increased net revenue and decreased interest expense.

During the nine months ended September 30, 2014, our total capital expenditures were $9.3 million (including approximately $28,000 in non-cash items), of which approximately $2.2 million was spent on slot machine replacements and conversions, $1.9 million for renovations to our rooms, public areas and food and beverage venues, $1.4 million on upgrading our information technology systems and $3.7 million on our facilities and operations. For the nine months ended September 30, 2013, our total capital expenditures were $9.2 million (including approximately $261,000 in non-cash items), of which approximately $2.5 million was spent on slot machine replacements and conversions, $1.6 million on upgrading and replacing building controls at the Stratosphere and Aquarius, $2.2 million for renovations to our rooms, public areas and food and beverage venues and $2.9 million on our facilities and operations.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. We currently anticipate that we will spend approximately $17.0 million on regular maintenance and renovation capital projects during 2014. During 2015, we anticipate spending approximately $30 million on capital projects and making “excess cash flow” debt redemption payments of approximately $6 million related 2014 performance.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $211.3 million and $124.8 million, respectively, as of September 30, 2014.

For the nine months ended September 30, 2014, we incurred approximately $19.8 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable and based on LIBOR plus a margin, with a floor LIBOR rate of 1.00% on the First Lien Term Loans and a floor LIBOR rate of 1.25% on the Second Lien Term Loans. If the LIBOR rate increased by 1.00% above the floor rates, our annual interest costs would increase by approximately $3.4 million.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 31, 2014 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended September 30, 2014.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:	November 12, 2014

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the nine months ended September 30, 2014; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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