Form 10-K
period 2014-12-31
American Casino & Entertainment Properties LLC
filed 2015-03-26
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

________________________________________________________________________________________________________________________
Commission file number: 000-52975
________________________________________________________________________________________________________________________
American Casino & Entertainment Properties LLC
 (Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Delaware	20-0573058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Las Vegas Boulevard South Las Vegas, NV (Address of principal executive offices)	89104 (Zip code)

(702) 380-7777
(Registrant’s telephone number, including area code)
__________________________________________________________________________________________________________________
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
YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1. BUSINESS

General

American Casino & Entertainment Properties LLC, or ACEP, was formed in Delaware on December 29, 2003. ACEP owns and operates the Stratosphere Casino Hotel & Tower, or the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, and the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada.

On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP. The order (1) prohibits W2007/ACEP Managers Voteco, LLC, or Voteco, or its affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our Class A membership interests, or Class A Interests, or Class B membership interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.

On February 20, 2008, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the Amended Operating Agreement.

On February 20, 2008, each member of Voteco, Holdings and Voteco entered into a Transfer Restriction Agreement. The Transfer Restriction Agreement provides, among other things, that:

•
Holdings has the right to acquire our Class A Interests from Voteco on each occasion that Class B Interests held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

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

On July 3, 2013, ACEP and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, or the Second Lien Term Loans. The proceeds from the First Lien Term Loans and Second Lien Term Loans were used to purchase the outstanding 11% Senior Secured Notes due 2014 that were tendered in connection with ACEP's previously announced tender offer and to redeem the remaining outstanding 11% Senior Secured Notes.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rates on the Term Loans by 125 basis points per annum. Interest will now accrue, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

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

Our four properties primarily target middle-market, value-oriented gaming customers. We generate a significant amount of our business from both the fly-in and drive-in markets. We are committed to providing our customers a high level of customer service. In the last few years, we have invested significant capital into targeted improvements at each of our properties. This has included making renovations to the hotel rooms and common areas at the Stratosphere, including refreshing the entrances, restrooms, restaurants, pool and gaming floor. We have also invested capital in making renovations at the Aquarius, including renovations to the standard rooms and suites, gaming floor, common areas and restaurants. We believe these improvements allow us to continue to offer high quality products to our customers and position us for revenue growth as the Las Vegas and Laughlin gaming markets continue to recover.

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

As a Las Vegas Strip property, the Stratosphere appeals to destination travelers, with approximately 76% of identified tracked play for the year ended December 31, 2014 coming from outside a 51 mile radius.

The Arizona Charlie’s properties primarily serve local Las Vegas customers and their guests. The Arizona Charlie’s properties provide an alternative for locals who prefer a local gaming experience to the Las Vegas Strip atmosphere. For the year ended December 31, 2014, approximately 97% of tracked locals play comes from players within a ten mile radius. Arizona Charlie’s Boulder serves the locals market in the eastern metropolitan area of Las Vegas and Arizona Charlie’s Decatur serves the locals market in the heavily populated west Las Vegas area.

We believe that the Aquarius is a leader in its market. The Aquarius appeals to local Laughlin customers, but it is also positioned as an alternative value destination for customers traveling from Nevada, Arizona and Southern California. For the year ended December 31, 2014, the local market contributed 30% of the tracked play, with 70% coming from outside a 51 mile radius.

Lower Risk Revenue Stream

Each of our casinos emphasizes slot play, with substantially more slot machines than other games. Our marketing efforts and rewards programs target and incentivize slot play and help drive slot revenues. For the year ended December 31, 2014, slot revenues represented 85.2% of total gaming revenue, while table revenue and other casino revenue contributed 11.4% and 3.4%, respectively. We believe that revenue from slot play is less volatile than revenue from table game play (particularly high-end table game play) and, as a result, our revenue stream from casino play is less volatile than that of gaming operators that rely more on high-end table game play. Our ability to attract customers, create a defined hold percentage and select the denominations and types of games on our slot floor help promote the predictability of our slot play revenue.

Revenue volatility is also mitigated because we cater to middle-market customers, and we generally do not attract high-end customers. As a result, we do not issue significant amounts of credit to our customers, the need to accept discounts on losses is rare and our revenues are not tied to whether a small group of high-end customers win or lose in their wagering.

Capital Expenditures Focused on Value Enhancing Projects

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

We believe that we continue to see benefits of this investment as noted above. At the Stratosphere, average daily room rate, or ADR, increased 2.3% from 2013 to 2014 and revenue per available room, or RevPAR, increased 13.2% in 2014 compared to 8.4% for the broader Las Vegas market in 2014. We believe these results were driven by our ability to capitalize on the overall growth in visitation to Las Vegas coupled with the property improvements made by our management. At the Aquarius, RevPAR grew 6.7% from 2013 to 2014. ADR was up 1.8% in 2014 as compared to 2013. This compared to the overall Laughlin market that experienced an increase in ADR of 2.9% in 2014 compared to 2013.

At the Stratosphere, our non-gaming business is also benefiting, with food revenue per occupied room increasing 3.9% in 2014 as compared to 2013. At the Aquarius, gaming revenue performance has been resilient. During 2014, gaming revenues grew 1.9% as compared to 2013 while gaming revenues for the Laughlin market increased 1.0%.

We believe that the properties are well positioned to maximize revenues from our existing customers, encourage repeat visits and increase cash flow as the market continues to recover.

Experienced Management Team

Since our acquisition in 2008, we have been managed by a team with extensive experience in gaming operations. Frank Riolo, who was named our CEO in April 2008, was formerly the CEO of the Viejas Casino. Ned Martin, who was named our CFO in October 2008, has held senior-level positions in finance, operations and gaming development with Station Casinos, Inc., Silverton Casino, LLC and the Maloof Companies. Mssrs. Riolo and Martin are supported by property-level general managers that each have more than 20 years of experience in the gaming and hotel industries. The management team is focused on designing and executing key operating strategies to grow the revenues and profitability of the portfolio.

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

The mix of slot play product is regularly modified to maximize revenues while also providing customers with the most current and popular games available. In addition, our ace|PLAY program enables customers to earn points that may be used towards rewards, further encouraging recurring visits by our customers.

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

Stratosphere

We seek to position the Stratosphere as the property of choice in the middle-market segment on the Las Vegas Strip. Our key objectives are to attract customers to the Stratosphere with a high propensity to gamble, and once they are at the Stratosphere, to increase the length of stay and the amount of time and money they spend at the property. To achieve these objectives, we have invested in targeted improvements to the hotel rooms and common areas, including the entrances, restrooms, restaurants, pool and gaming floor.

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

As of December 31, 2014, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 816 slot machines, 45 table games, a 16-table poker room and a race and sports book. The Stratosphere’s hotel has a total of 2,427 rooms, including 909 Stratosphere Select rooms and 132 suites.

The retail center, located on the second floor of the building, occupies approximately 150,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. Adjacent to the retail center is a 550-seat music venue that is currently home to our show PIN-UP, featuring Claire Sinclair, 2011 Playboy’s Playmate of the Year and Bettie Page Clothing model in a high energy, original show, designed to appeal to our value-oriented Las Vegas visitors. In addition, there are also a number of dining venues available including Roxy’s Diner, Tower Pizzeria and our newest restaurant McCall’s Heartland Grill, which opened in late October 2012 and has received critical acclaim from numerous Las Vegas publications, as well as Fellini’s Ristorante®, McDonald’s®, El Nopal®, Chicago Hot Dog®, Starbucks®, Tropical Smoothie®, and Fat Tuesday®.

We believe that the distinctive amenities of the Stratosphere, together with our dedication to providing a quality, value-oriented experience, have significantly contributed to our ability to maintain relatively high occupancy and visitor levels and enhanced the Stratosphere’s competitive position with respect to other operators targeting middle-market visitors to Las Vegas.

Arizona Charlie’s Decatur:  Arizona Charlie’s Decatur is a full-service casino and hotel geared toward residents of Las Vegas and the surrounding communities. Arizona Charlie’s Decatur is located on approximately 17 acres of land approximately four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas.

As of December 31, 2014, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with 1,139 slot machines, 10 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and generates high volumes of play and, as a result, Arizona Charlie’s Decatur derives a significant proportion of its revenue from the casino. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play. As of December 31, 2014, the hotel at Arizona Charlie’s Decatur has 258 rooms, including 9 suites. Arizona Charlie’s Decatur has three restaurants, including its premium restaurant, Ron’s Steakhouse. In addition, Arizona Charlie’s Decatur has a Subway® and a Noble Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.

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

As of December 31, 2014, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space with 881 slot machines, 10 table games, a bingo parlor and a race and sports book. Arizona Charlie’s Boulder targets local slot players and, as a result, a significant proportion of its revenue is derived from the casino. As of December 31, 2014, the hotel at Arizona Charlie’s Boulder has 303 rooms, including 219 suites. Arizona Charlie’s Boulder has four restaurants and three bars in the casino area.

Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30 to70-foot pull through stations and over 200 spaces. The RV park offers nightly, weekly and monthly rates and a range of services, including laundry facilities, game and exercise rooms, a swimming pool, a whirlpool, shower facilities and Wi-Fi access.

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

As of December 31, 2014, the casino at Aquarius contained approximately 57,000 square feet of gaming space with approximately 1,222 slot machines, 33 table games and a race and sports book.

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

In the Las Vegas local market, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder hotels and casinos cater to local residents of Las Vegas and the surrounding communities. We deliver value by offering payout ratios on our slot and video poker machines that we believe are among the highest in Las Vegas. The properties’ pricing and gaming odds make them two of the best values in the gaming industry. Their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, boutique casinos and more attentive service.

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

Seasonality

Generally, our Las Vegas gaming and entertainment properties are not materially affected by seasonal trends. However, our Laughlin gaming and entertainment property tends to have increased casino revenue from February through May.

Casino Credit

We extend credit on a discretionary basis to qualified customers. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. We pursue collections by appropriate means, including legal proceedings when necessary. Historically, our casino credit is less than 10% of all table games wagering.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 37.4 million visitors in 2004 to 41.1 million visitors in 2014. The number of hotel and motel rooms in Las Vegas has increased from 131,503 at the end of 2004 to 150,544 at the end of 2014, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel average monthly occupancy rate exceeded 80% for each of the years from 2004 through 2014. Hotel occupancy increased 2.0 percentage points to 89.1% for 2014 compared to 87.1% in 2013, which is below the peak of 94.0% in

2007. According to the LVCVA, visitor volume increased by 3.7% in 2014 compared to 2013. The hotel ADR increased by 5.2% in 2014 compared to 2013.

Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2004 and 2014, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.8%. Gaming revenues for 2014 totaled approximately $6.4 billion, a 2.1% decrease from 2013. A decline in baccarat play, which is favored by high-end international guests, was a significant contributor to the decline in gaming revenue on Las Vegas Strip in 2014. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.7 million in 2004 to 5.2 million in 2014. Convention attendance increased 1.2% during 2014 compared to 2013 and has increased 15.1% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1.7 million people in 2004 to approximately 2.1 million people in 2014, a compound annual growth rate of 1.9%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2013 to 2014, it is estimated that Las Vegas experienced a 2.0% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. Starting in March, 2014 the new Laughlin Events Center has hosted several headline concerts that have created successful events in the market. According to the LVCVA in 2014, visitation declined 1.5% compared to 2013. From 2007 to 2012, annual decreases in visitors averaged 7.5%. In 2013 and 2014, the decreases averaged 1.4%. Although there were fewer visitors in 2014, visitors extended their stays and total room nights occupied increased 2.3%, which helped increase hotel occupancy. Laughlin gaming revenues were relatively flat from 2012 to 2014 including a 1.0% increase in 2014 compared to 2013. This increase marks the first year-over-year increase in Laughlin since 2007.

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

Registration Requirements

On February 26, 2015, the Nevada Gaming Commission issued a Seventh Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order amends and restates the provisions of the Sixth Revised Order of Registration entered on February 20, 2014, which (1) prohibits Holdings from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect interest in our membership interests or any other security convertible into or exchangeable into our Class B membership interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior approval of the Commission, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and  (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of  their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.

The Seventh Revised Order of Registration also licensed ACEP as sole member of ACEP Interactive, LLC. The statutory provisions which govern interactive gaming in Nevada provide, however, that a license to operate interstate interactive gaming does not become effective until: (i) a federal law authorizing the specific type of interactive gaming for which the license was granted is enacted; or (ii) the United States Department of Justice notifies the Nevada Gaming Control Board or the Nevada Gaming Commission in writing that it is permissible under federal law to operate the specific type of interactive gaming for which the license was granted. The license received by ACEP Interactive, LLC, currently authorizes only intrastate interactive gaming as defined in Nevada law to mean the conduct of gambling games through the use of communications technology that allows a person, utilizing money, checks, electronic checks, electronic transfers of money, credit cards, debit cards or any other instrumentality, to transmit to a computer information to assist in the placing of a bet or wager and corresponding information related to the display of the game, game outcomes or other similar information,” including, without limitation, “Internet poker” but excluding “the operation of a race book or sports pool that uses communications technology approved by the Board pursuant to regulations adopted by the Commission to accept wagers originating within this state for races, or sporting events or other events.”

ACEP has been registered with the Nevada Gaming Commission as a publicly traded corporation, found suitable by the Nevada Gaming Commission as the manager of Charlie’s Holding LLC, and as the sole member of Stratosphere Holding LLC, Charlie’s Holding and Aquarius Gaming LLC. Voteco has been registered as a holding company and found suitable by the Nevada Gaming Commission as the sole owner of our voting securities. Charlie’s Holding has been registered as an intermediary company and has been found suitable by the Nevada Gaming Commission to own the equity securities of its licensed subsidiaries, Arizona Charlie's, LLC and Fresca, LLC, each of which is a company licensee. Stratosphere LLC has been registered as an intermediary company and has been found suitable to own the equity securities of Stratosphere Gaming LLC, a company licensee, as its sole member.

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

Foreign Gaming Investigations

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, which we refer to as licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

 Employees

At December 31, 2014, we had approximately 4,300 employees, of which approximately 1,600 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good. At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (995 merged with 986 in 2014 ) expired on March 31, 2013, and was renewed by both parties until March 31, 2018. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was renewed by both parties until May 31, 2018. The contract with the International Union of Operating Engineers, Local 501, AFL-CIO expired on October 14, 2014, however the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and was renewed by the parties until March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012 and was extended by the parties until November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The agreement with the Security, Police, and Fire Professional of America expired February 28, 2012, was renewed by both parties until February 28, 2017.
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

Although we generated operating income of $33.4 million and $30.0 million for the years ended December 31, 2014 and December 31, 2013, respectively, we may experience reduced operating income or incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

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

The economic recession that occurred in the United States from 2008 – 2009 significantly affected our business and continues to affect our business and the markets in which we operate. We reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers and need for promotional incentives reduced revenue and operating margins. At the same time, we found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. Although operating margins have since stabilized, there can be no assurance that these circumstances will not reoccur. As a result of the recession, tourism and the residential and commercial real estate markets in and around Las Vegas experienced a significant decline and construction spending in the Las Vegas area (which has historically been an important driver for the local economy) significantly decreased. The amount of spending by visitors to casinos in Las Vegas has not fully recovered from the 2008-2009 recession. For example, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.6 billion in 2014, which is 12.1% below the peak of approximately $10.9 billion in 2007. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

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

Three of our gaming properties are located in Las Vegas, Nevada, and one of them in Laughlin, Nevada, approximately 90 miles from Las Vegas. Because our operations are concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•
local economic conditions, including the economic downturn in the Las Vegas metropolitan area discussed in “ Our business is particularly sensitive to reductions in discretionary consumer spending, including as a result of downturns in the economy;”

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

•
as of December 31, 2014, approximately 37% of our employees were members of various unions and covered by union-sponsored collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities (See the Risk Factor “Work stoppages, labor problems, and unexpected shutdowns…” discussed below);

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

At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (995 merged with 986 in 2014 ) expired on March 31, 2013, and was renewed by both parties until March 31, 2018. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expired on May 31, 2012 and was renewed by both parties until May 31, 2018. The contract with the International Union of Operating Engineers, Local 501, AFL-CIO expired on October 14, 2014, however the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing.

At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2012 and was renewed by the parties until March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2012 and was extended by the parties until November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The agreement with the Security, Police, and Fire Professional of America expired February 28, 2012, was renewed by both parties until February 28, 2017.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) convenes every two years. From time to time, there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature also approved an increase from 0.63% to 1.17% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. During the 2013 Nevada Legislature session, legislators considered a 2% Gross Margins Tax on businesses operating in Nevada. The initiative was included on the 2014 general election ballot and was defeated. The 2014 Nevada Legislature is proposing a budget plan that includes $1.1 billion in new and extended taxes. This budget includes increasing the business license fee on certain companies based on their revenues. If passed, gaming companies will be required to pay the business license fee based on non-gaming revenues. We cannot assure you that our taxes or fees will not be increased. These taxes could have an adverse impact upon our business, financial condition and results of operations because of increased costs to us or our customers.

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

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to continue to be competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to raise funds for such purposes elsewhere, we may be unable to make necessary improvements and our facilities may be less attractive to our visitors than that of our competitors, causing us to lose our competitive position.

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

Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our properties are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas have experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in the past. We expect that potable water will become an increasingly scarce commodity in the areas in which we operate at an increasing price.

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

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information, including maintaining compliance with payment card industry standards and other security measures, are subject to risks of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cyber security risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cyber security attack or breach could materially adversely impact our operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We handle significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could adversely affect our business, results of operations and financial condition. We have implemented internal control policies, employee training and compliance programs designed to deter prohibited practices and have not been subject to any investigation or notified of any violation.
Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or Company policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, results of operations and financial condition.

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

As of December 31, 2014, there was no public market for our common equity.

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

The selected historical consolidated financial data as of December 31, 2014, 2013, 2012, 2011 and 2010, and the years ended December 31, 2014, 2013, 2012, 2011 and 2010; each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Income Statement Data:
Revenues:
Casino	$199,279	$198,945	$200,676	$202,219	$204,958
Hotel	71,897	64,040	64,099	63,983	55,900
Food and beverage	73,548	68,327	66,906	68,362	67,181
Tower, retail, entertainment and other	33,464	32,287	33,161	32,658	33,371
Gross revenues	378,188	363,599	364,842	367,222	361,410
Less promotional allowances	27,057	26,164	25,113	24,655	24,322
Net revenues	351,131	337,435	339,729	342,567	337,088

Costs and expenses:
Casino	64,141	64,067	65,085	66,082	66,318
Hotel	34,823	32,484	34,072	34,305	33,343
Food and beverage	55,490	52,572	51,645	51,314	50,478
Other operating expenses	11,526	11,275	11,496	12,001	13,123
Selling, general and administrative	122,569	114,807	115,039	112,243	110,499
Depreciation and amortization	29,257	31,678	33,311	39,056	46,382
Pre-opening costs	—	119	72	—	307
(Gain) loss on disposal of assets	(26)	(61)	(70)	(74)	4,308
Management fee - related party	—	500	1,000	1,070	1,500
Impairment of assets	—	—	—	290	2,000
Total costs and expenses	317,780	307,441	311,650	316,287	328,258

Income from operations	33,351	29,994	28,079	26,280	8,830

Other income (expense):
Loss on debt redemption	—	(7,866)	(1,112)	(1,378)	—
Interest income	—	—	—	2	15
Interest expense	(25,773)	(34,605)	(42,765)	(45,168)	(45,592)
Interest expense - related party	(598)	(2,658)	—	—	—
Total other expense, net	(26,371)	(45,129)	(43,877)	(46,544)	(45,577)

Net income (loss)(1)	$6,980	$(15,135)	$(15,798)	$(20,264)	$(36,747)

OTHER FINANCIAL DATA:
Capital expenditures	$14,461	$13,913	$17,406	$15,511	$36,110

(1)
Since the Acquisition on February 20, 2008, ACEP is a disregarded entity for federal and state tax purposes and all the tax on its income is borne by its members. As a result, ACEP no longer records a provision for taxes on its consolidated statements of operations.

Consolidated Balance Sheet ($ in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Cash	$76,953	$55,151	$63,169	$74,201	$85,311
Total Assets	1,184,584	1,175,267	1,193,539	1,222,029	1,256,403
Total Debt (1)	328,047	329,840	330,824	344,272	357,813
Total Liabilities	359,361	361,046	364,183	376,875	390,985
Total Members’ Equity	$825,223	$814,221	$829,356	$845,154	$865,418

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:

•	the Stratosphere, Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas;

•	two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities; and

•	the Aquarius Casino Resort in Laughlin, Nevada, which caters to visitors to and residents of Laughlin and Northwest Arizona.

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

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; especially slot play (including video poker). Approximately 52.7% of our gross revenue in 2014 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2014, with hotel sales representing 19.0% and food and beverage sales representing 19.4%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor expenses, which represented approximately 52.4% of our expenses during fiscal year 2014, and the amount we spend on marketing, which represented approximately 3.2% of our expenses during fiscal year 2014. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which can result in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance and capital expenditures and provide excess cash for future development.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 37.4 million visitors in 2004 to 41.1 million visitors in 2014. The number of hotel and motel rooms in Las Vegas has increased from 131,503 at the end of 2004 to 150,544 at the end of 2014, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel average monthly occupancy rate exceeded 80% for each of the years from 2004 through 2014. Hotel occupancy increased 2.0 percentage points to 89.1% for 2014 compared to 87.1% in 2013, which is below the peak of 94.0% in 2007. Las Vegas tourism increased according to the LVCVA as visitor volume increased 3.7% in 2014 compared to 2013. The hotel ADR increased by 5.2% in 2014 compared to 2013.

 Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2004 and 2014, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 1.8%; however gaming revenues for

2014 totaled approximately $6.4 billion, a 2.1% decrease from 2013. A decline in baccarat play, which is favored by high-end international guests, was a significant contributor to the decline in gaming revenue on Las Vegas Strip in 2014. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 5.7 million in 2004 to 5.2 million in 2014. Convention attendance increased 1.2% during 2014 compared to 2013 and has increased 15.1% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1.7 million people in 2004 to approximately 2.1 million people in 2014, a compound annual growth rate of 1.9%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2013 to 2014, it is estimated that Las Vegas experienced a 2.0% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The new Laughlin Events Center has hosted several headline concerts that have created successful events in the market. According to the LVCVA in 2014, visitation declined 1.5% compared to 2013. From 2007 to 2012, annual decreases in visitors averaged 7.5%. In 2013 and 2014, the decreases averaged 1.4%. Although there were fewer visitors in 2014, visitors extended their stays and total room nights occupied increased 2.3%, which helped increase hotel occupancy. Laughlin gaming revenues were relatively flat from 2012 to 2014 including a 1.0% increase in 2014 compared to 2013. This increase marks the first year-over-year increase in Laughlin since 2007.

Outstanding Debt

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

On February 24, 2014 we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rates on the Term Loans by 125 basis points per annum. Interest now accrues, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

 Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Income Statement Data:
Revenues:
Casino	$199.3	$199.0	$200.7
Hotel	71.9	64.0	64.1
Food and beverage	73.5	68.3	66.9
Tower, retail and other	33.5	32.3	33.2
Gross revenues	378.2	363.6	364.9
Less promotional allowances	27.1	26.2	25.1
Net revenues	351.1	337.4	339.8

Costs and expenses:
Casino	64.1	64.1	65.1
Hotel	34.8	32.5	34.1
Food and beverage	55.5	52.6	51.6
Other operating expenses	11.5	11.3	11.5
Selling, general and administrative	122.6	115.1	116.0
Pre-opening costs	—	0.1	0.1
Depreciation and amortization	29.3	31.7	33.3
Total costs and expenses	317.8	307.4	311.7
Income from operations	$33.3	$30.0	$28.1

EBITDA Reconciliation:
Net income (loss)	$7.0	$(15.1)	$(15.8)
Interest expense	26.3	37.3	42.8
Depreciation and amortization	29.3	31.7	33.3
EBITDA	$62.6	$53.9	$60.3

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

During 2014, the United States continued its slow recovery from the long economic recession that ended in 2009. According to a preliminary estimate released by the U.S. Bureau of Economic Analysis, or BEA, real GDP grew at an annualized rate of 2.6% in the fourth quarter of 2014. This compares to 5.0% real GDP growth in the third quarter of 2014. As the United States economy continues to recover, Las Vegas has shown positive economic signs. Total gaming revenue in Clark County declined 1.2% in 2014 after increases each year from 2010 through 2013. After deducting Baccarat, a game preferred by mostly wealthy international visitors, Clark County gaming revenue decreased approximately 0.2% in 2014 compared to 2013. Although economic indicators are increasingly favorable in the United States and Clark County, accelerated growth has not occurred. According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors to Las Vegas increased 3.7% to 41.1 million visitors in 2014 compared to 2013. Employment in Las Vegas is increasing and the unemployment rate is decreasing. Las Vegas housing prices have increased and as a percentage of overall housing sales, short sales and bank owned property sales continue to decline. The number of visitors to Laughlin decreased 2.7% in 2014, a decline of approximately 56,000 visitors. Gaming revenue increased 1.0% in 2014 however, and the number of room nights and occupancy also increased. Operators in all of our markets continue to use aggressive promotions and discounted prices to attract customers and increase occupancies at their properties. Competition for customers is intense. All of these factors have impacted our results.

Our consolidated gross revenues increased 4.0% to $378.2 million for the year ended December 31, 2014 from $363.6 million for the year ended December 31, 2013. Consolidated income from operations and EBITDA increased 11.0% and 16.1% to $33.3 million and $62.6 million for the year ended December 31, 2014 compared to $30.0 million and $53.9 million for the year ended December 31, 2013. The increases in our gross revenues, income from operations, and EBITDA are due primarily to increases in hotel and food and beverage revenues.

Income from operations and EBITDA for the year ended December 31, 2014 were negatively impacted by a 6.5% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was due primarily to a $4.0 million non-cash expense for share-based compensation as well as a $717,000 increase in utilities, a $657,000 increase in sales tax expenses, a $452,000 increase in maintenance contract expenses, and a $248,000 increase in supplies expenses partially offset by a $741,000 decrease in repair and maintenance expenses. Income from operations and EBITDA for the year ended December 31, 2013 were positively impacted by a credit to sales tax expense of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees. The company began accruing for sales taxes on complimentary meals provided to customers and employees in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. EBITDA for the year ended December 31, 2013 was negatively impacted by a $7.9 million charge for the early redemption of debt related to the redemption of debt remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $507,000 during the year ended December 31, 2014 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $835,000 in the year ended December 31, 2013. As a result, our consolidated net operating margin increased to 9.5% for the year ended December 31, 2014 compared to 8.9% for the year ended December 31, 2013.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 0.2% to $199.3 million for the year ended December 31, 2014, compared to $199.0 million for the year ended December 31, 2013. Slot revenues increased 0.1% while table revenues were unchanged for the year ended December 31, 2014 compared to the year ended December 31, 2013. For the year ended December 31, 2014, our slot hold increased 0.1 percentage point and coin-in decreased 1.7% while table drop declined 1.2% and hold increased by 0.3 percentage points compared to the year ended December 31, 2013. For the year ended December 31, 2014, slot machine revenues were 85.2% of casino revenues and table game revenues were 11.4% of casino revenues, compared to 85.3% and 11.4% of casino revenues, respectively, for the year ended December 31, 2013. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 3.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Race and sports book revenues increased 12.2% for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a 1.4 percentage point increase in hold partially offset by a 0.4% decline in handle. Bingo revenues decreased 3.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to a 0.2 percentage point increase in hold and 2.3% decrease in patrons. Keno and poker revenues increased 7.6% and decreased 10.3% respectively for the year ended December 31, 2014 compared to the year ended December 31, 2013. Casino operating expenses of $64.1 million, or 32.2% of casino revenues, for the year ended December 31, 2014, were unchanged from the year ended December 31, 2013. Our casino operating margin was 67.8% for both the years ended December 31, 2014 and December 31, 2013.

Hotel

Hotel revenues increased 12.3% to $71.9 million for the year ended December 31, 2014 from $64.0 million for the year ended December 31, 2013. Occupancy and average daily room rates increased for all properties. In addition, a 53.1% increase in resort fee revenue at the Stratosphere contributed to the increase in revenue. The resort fee at the Stratosphere was increased in April 2013 and again in May 2014. Overall occupancy increased to 68.5% for the year ended December 31, 2014 compared to 64.9% for the year ended December 31, 2013. Occupancy for the year ended December 31, 2013 was negatively impacted by the loss of a tour operator contract at the Stratosphere. Our overall ADR increased 2.2% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our hotel expenses increased 7.1% to $34.8 million for the year ended December 31, 2014, compared to $32.5 million for the Year ended December 31, 2013. The increase in hotel expenses was due primarily to increased labor costs, cable and internet expenses, supplies expenses and commissions and broker fees. Our hotel operating margin increased to 51.6% for the year ended December 31, 2014 as compared to 49.2% for the year ended December 31, 2013.

Food and Beverage

Food and beverage revenues increased 7.6% to $73.5 million for the year ended December 31, 2014 compared to $68.3 million for the year ended December 31, 2013. Revenues increased for all properties. Overall, average revenue per cover for the year ended December 31, 2014 increased 1.7% compared to the year ended December 31, 2013, while food covers and beverage covers increased 5.9% and decreased 1.5%, respectively.  Our food and beverage expenses increased 5.5% to $55.5 million for the year ended December 31, 2014 compared to $52.6 million for the year ended December 31, 2013 due primarily to increased labor and food and beverage cost of goods. Our food and beverage operating margin increased to 24.5% for the year ended December 31, 2014 as compared to 23.0% for the year ended December 31, 2013.

Tower, Retail, Entertainment and Other

Tower, retail and other revenues increased 3.7% to $33.5 million for the year ended December 31, 2014 from $32.3 million for the year ended December 31, 2013. Tower revenues increased 6.2% for the year ended December 31, 2014, compared to the year ended December 31, 2013. The primary reason for the increase in tower revenues for year ended December 31, 2014 compared to the year ended December 31, 2013 was a 5.0% increase in guest admissions. Entertainment revenue declined 17.9% for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in entertainment revenue was due primarily to fewer performances at the Aquarius and a 24.9% decrease in patrons at the Stratosphere. Retail revenue increased 6.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013.
Other operating income decreased 3.5% for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to lower project development revenues. Other operating expenses increased 1.8% to $11.5 million for the year ended December 31, 2014, compared to $11.3 million for the year ended December 31, 2013. This increase was primarily due to higher labor costs, cost of goods and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.6% for the year ended December 31, 2014 compared to 13.2% for the year ended December 31, 2013. The increase was due primarily to increased food and beverage promotions.

Pre-opening Expense

We incurred no pre-opening costs for the year ended December 31, 2014 compared to $119,000 for the year ended December 31, 2013. Pre-opening costs for the year ended December 31, 2013 were primarily comprised of equipment, labor costs and supplies for PIN UP, a burlesque show at the Stratosphere and equipment and supplies for the Duet Coffee and Wine venue at the Aquarius. PIN UP opened to the public on March 2, 2013 and Duet Coffee and Wine opened on August 16, 2013. Pre-opening expenses associated with PIN UP and Duet Coffee and Wine were approximately $114,000 and $5,000 respectively.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 6.5% to $122.6 million, or 32.4% of gross revenues, for the year ended December 31, 2014, compared to $115.1 million, or 31.7% of gross revenues, for the year ended December 31, 2013. The increase in expenses was due primarily to increased labor costs, a $717,000 increase in utilities, a $657,000 increase in sales tax expenses, a $452,000 increase in maintenance contract expense, and a $248,000 increase in supplies expenses partially offset by a $741,000 decrease in repair and maintenance expenses. For the year ended December 31, 2014 labor cost included approximately $4.0 million in non-cash share-based compensation expense compared to none for the year ended December 31, 2013. For the year ended December 31, 2013 repair and maintenance expenses included approximately $1.0 million for projects at the Aquarius and sales tax expenses include a credit of approximately $1.1 million for the reversal of prior accruals for taxes on complimentary and employee meals. The company began accruing for sales taxes on complimentary meals provided to customers and employees in February 2012 based on a decision by the Nevada Tax Commission which was subsequently rescinded in July 2013. In addition, we expensed approximately $507,000 related to our interactive gaming initiative during the year ended December 31, 2014 compared to approximately $835,000 during the year ended December 31, 2013.

Interest Expense

Interest expense decreased 29.5% to $26.3 million for the year ended December 31, 2014, compared to $37.3 million for the year ended December 31, 2013. The decrease was due primarily to the redemption of the 11% Senior Secured Notes, issuance of the First Lien Facilities and Second Lien Credit Agreement in July 2013 and repricing of the First Lien Facilities effective February 24, 2014.

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

Income from operations and EBITDA for the year ended December 31, 2013 was positively impacted by a 0.8% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the year ended December 31, 2013 was due largely to a credit to sales tax expense of approximately $1.1 million to reverse previously accrued taxes on complimentary meals provided to customers and employees. During the year ended December 31, 2012, we accrued approximately $677,000 in expenses for sales taxes on complimentary meals provided to customers and employees based on a decision by the Nevada Tax Commission. In addition, income from operations and EBITDA for the year ended December 31, 2012 were negatively impacted by approximately $840,000 in expenses related to a terminated refinancing of the 11% Senior Secured Notes. EBITDA for the year ended December 31, 2013 was negatively impacted by a $7.9 million charge for the early redemption of debt related to the redemption of the remaining aggregate principal amount of our 11% Senior Secured Notes, of which approximately $6.3 million was non-cash. EBITDA for the year ended December 31, 2012 was also negatively impacted by a $1.1 million charge for the early redemption of debt related to the voluntary redemption of 5% of the aggregate principal amount of our 11% Senior Secured Notes, of which approximately $737,000 was non-cash. We also expensed approximately $500,000 for management fees for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $835,000 during the year ended December 31, 2013 to operate acePLAYPoker.com, which became operational in February 2013, compared to approximately $135,000 in the year ended December 31, 2012. As a result, our consolidated net operating margin increased to 8.9% for the year ended December 31, 2013 compared to 8.3% for the year ended December 31, 2012.

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

During the year ended December 31, 2014, our Net Cash Provided by Operating Activities was approximately $40.7 million, compared to $24.3 million for the year ended December 31, 2013. Cash flows used in investing activities were $13.3 million for the year ended December 31, 2014, and consisted primarily of $14.5 million of capital expenditures (including approximately $1.1 million in non-cash items), of which approximately $3.6 million was spent on slot machine replacements and conversions, $4.5 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.7 million on information technology and $4.7 million on our facilities and operations. During the year ended December 31, 2013, our total capital expenditures were $13.9 million of capital expenditures (including approximately $1.3 million in non-cash items), of which approximately $2.0 million was spent on slot machine replacements and conversions, $2.0 million on upgrading and replacing the building controls at the Stratosphere and Aquarius, $3.7 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.1 million on information technology and $3.4 million on our facilities and operations. Cash flows used in financing activities were $5.7 million for the year ended December 31, 2014 compared to $19.9 million for the year ended December 31, 2013.  During the year ended December 31, 2013, proceeds from the issuance of the First Lien Facilities and Second Lien Term Loans of $329.3 million were used together with cash on hand to redeem the remaining aggregate principal amount the 11% Senior Secured Notes.

Our primary cash requirements for 2015 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures which will be evaluated throughout the year.

During 2015, we will make an approximately $9.4 million "excess cash flow" principal payment on our First Lien Facilities in addition to the standard debt amortization payment. This payment is due within 120 days of December 31, 2014. On March 31, 2015, in addition to our previously discussed payments, we will make a voluntary prepayment on our First Lien Term Loan in the amount of $20.6 million.

Our 2015 capital expenditure budget of approximately $32.0 million includes approximately $4.6 million for slot machine replacements and conversions. In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rates on the Term Loans by 125 basis points per annum. Interest now accrues, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

At December 31, 2014, we had unrestricted cash and cash equivalents of $77.0 million. We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A. As a result, we expect our primary source of cash to come from the operation of our properties.

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

The table below sets forth our contractual obligations as of December 31, 2014.

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Debt[1]	$331,775	$11,501	$4,300	$195,974	$120,000
Interest on debt	109,552	23,083	45,654	40,740	75
Capital leases, including interest[2]	6,985	85	170	170	6,560
Operating leases	113	37	52	24	—
Other Contractual Obligations	1,220	1,220	—	—	—
Total	$449,645	$35,926	$50,176	$236,908	$126,635

(1)	Does not reflect unamortized discount of $4.7 million.

(2)
Contractual obligations for capital leases include amounts due under a 99-year lease for storage space located at the Arizona Charlie’s Decatur property. We are currently making monthly payments for the storage space of approximately $8 thousand per month.

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

Self-Insurance

We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties, for the first $100,000 per claim. Effective February 20, 2014, we retain the obligation for losses related to Worker’s Compensation claims for the first $350,000 per incident. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and player loyalty plan, and our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter or when a triggering event occurs.

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

Stock-Based Compensation

Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes-Merton option pricing model, which requires the following assumptions: expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable market conditions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update amends current guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and that existing guidance for performance conditions should be used to account for such awards. The amendments in this update will be effective for annual periods beginning after December 15, 2015, with early adoption permitted. This standard is not expected to have an impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $209.1 million and $123.6 million, respectively, as of December 31, 2014. For the year ended December 31, 2014, we incurred approximately $26.4 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable LIBOR plus a margin, and effective February 24, 2014 with a floor LIBOR rate of 1.00% for the First Lien and a floor LIBOR of 1.25%. If LIBOR increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $3.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Reno, Nevada
March 26, 2015

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2014	As of December 31, 2013
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$76,953	$55,151
Investments-restricted	211	211
Accounts receivable, net	4,427	3,953
Accounts receivable, net - related party	—	8
Other current assets	12,578	12,133
Total Current Assets	94,169	71,456
Property and equipment, net	1,065,250	1,080,069
Debt issuance costs, net	9,601	8,115
Intangible and other assets	15,564	15,627
Total Assets	$1,184,584	$1,175,267

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,270	$6,034
Accrued expenses	14,036	13,758
Accounts payable and accrued expenses - related party	1	1
Accrued payroll and related expenses	12,007	11,413
Current portion of long-term debt	11,501	2,150
Current portion of capital lease obligations	—	376
Total Current Liabilities	42,815	33,732

Long-Term Liabilities:
Long-term debt, net of unamortized discount	313,252	320,784
Long-term debt - related party	2,346	5,582
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	316,546	327,314

Total Liabilities	359,361	361,046

Commitments and Contingencies

Members' Equity:
Members' Equity	825,223	814,221
Total Members' Equity	825,223	814,221
Total Liabilities and Members' Equity	$1,184,584	$1,175,267

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
Casino	$199,279	$198,945	$200,676
Hotel	71,897	64,040	64,099
Food and beverage	73,548	68,327	66,906
Tower, retail, entertainment and other	33,464	32,287	33,161
Gross revenues	378,188	363,599	364,842
Less promotional allowances	27,057	26,164	25,113
Net revenues	351,131	337,435	339,729

Costs And Expenses:
Casino	64,141	64,067	65,085
Hotel	34,823	32,484	34,072
Food and beverage	55,490	52,572	51,645
Other operating expenses	11,526	11,275	11,496
Selling, general and administrative	122,569	114,807	115,039
Depreciation and amortization	29,257	31,678	33,311
Pre-opening costs	—	119	72
Gain on disposal of assets	(26)	(61)	(70)
Management fee - related party	—	500	1,000
Total costs and expenses	317,780	307,441	311,650

Income From Operations	33,351	29,994	28,079

Other Income (Expense):
Loss on debt redemption	—	(7,866)	(1,112)
Interest expense	(25,773)	(34,605)	(42,765)
Interest expense - related party	(598)	(2,658)	—
Total other expense, net	(26,371)	(45,129)	(43,877)

Net Income (Loss)	$6,980	$(15,135)	$(15,798)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$6,980	$(15,135)	$(15,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,257	31,678	33,311
Amortization of debt issuance and debt discount costs	2,371	4,153	5,679
Loss on debt redemption	—	7,866	1,112
Gain on disposal of assets	(26)	(61)	(70)
Share-based compensation expense	4,022	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(474)	(434)	761
Other assets	(382)	(396)	(189)
Accounts payable and accrued expenses	(1,017)	(3,473)	(113)
Related party activity, net	8	89	87
Net Cash Provided By Operating Activities	40,739	24,287	24,780

Cash Flows from Investing Activities:
Acquisition of property and equipment	(13,336)	(12,588)	(16,530)
Proceeds from sale of property and equipment	49	169	134
Net Cash Used In Investing Activities	(13,287)	(12,419)	(16,396)

Cash Flows from Financing Activities:
Deferred financing costs	(3,124)	(8,693)	—
Payments of debt redemption costs	—	(1,564)	(375)
Payments on notes payable	(2,150)	(338,575)	(18,750)
Proceeds from issuance of long-term debt	—	329,250	—
Payments on capital lease obligation	(376)	(304)	(291)
Net Cash Used In Financing Activities	(5,650)	(19,886)	(19,416)

Net increase (decrease) in cash and cash equivalents	21,802	(8,018)	(11,032)
Cash and cash equivalents - beginning of period	55,151	63,169	74,201
Cash and Cash Equivalents - end of period	$76,953	$55,151	$63,169

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$23,998	$34,581	$37,165

Supplemental Disclosures of Non-Cash Items:
Accrued capital expenditures	$1,125	$1,325	$876

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2011	—	845,154	845,154
Net Loss	—	(15,798)	(15,798)
Balance at December 31, 2012	—	829,356	829,356
Net Loss	—	(15,135)	(15,135)
Balance at December 31, 2013	—	814,221	814,221
Net Income	—	6,980	6,980
Share-based compensation expense	—	4,022	4,022
Balance at December 31, 2014	$—	$825,223	$825,223

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

On January 24, 2008, the Nevada Gaming Commission issued an order of registration of ACEP. The order (1) prohibits W2007/ACEP Managers Voteco, LLC, or Voteco, or its affiliates from selling, assigning, transferring, pledging or otherwise disposing of our membership interests or any other security convertible into or exchangeable for our Class A membership interests, or Class A Interests, or Class B membership interests, or Class B Interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the direct or indirect members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior administrative approval of the Chairman of the Nevada State Gaming Control Board or his designee, and (3) prohibits ACEP from declaring cash dividends or distributions on any class of membership interest of ACEP beneficially owned in whole or in part by W2007/ACEP Holdings, LLC, or Holdings, an affiliate of Whitehall Street Real Estate Funds, or Whitehall, a series of real estate investment funds affiliated with Goldman, Sachs & Co., or Voteco, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.

On February 20, 2008, ACEP, Voteco and Holdings entered into an Amended and Restated Limited Liability Company Agreement of ACEP, or the Amended Operating Agreement.

On February 20, 2008, each member of Voteco, Holdings and Voteco entered into a Transfer Restriction Agreement. The Transfer Restriction Agreements provides, among other things, that:

•
Holdings has the right to acquire our Class A Interests from Voteco on each occasion that Class B Interests held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

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

On February 20, 2008, Voteco acquired control of ACEP from our previous direct parent, which sold all the issued and outstanding membership interests of ACEP to Voteco pursuant to the membership interest purchase agreement. The membership interests of ACEP acquired by Voteco were redeemed and canceled pursuant to the terms of the Amended Operating Agreement entered into by ACEP, Voteco and Holdings on February 20, 2008. Voteco acquired 100% of our voting securities by purchasing 100% of our newly issued Class A Interests in exchange for consideration in the amount of $30. The source of funds used by Voteco to purchase the Class A Interests were contributions of capital made to Voteco by each of its three members.  Each of the members of Voteco is party to the Transfer Restriction Agreement.

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
The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Food and Beverage	$7,667	$7,676	$7,507
Rooms	21	22	30
Other	23	16	20
Total	$7,711	$7,714	$7,557

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives.  For the years ended December 31, 2014, 2013 and 2012, we capitalized interest of $61,000, $176,000 and $860,000, respectively.

Unamortized Debt Issue Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2014, 2013 and 2012, amortization of debt issue costs totaled $2.4 million, $4.2 million and $5.7 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

Slot Club Liability

We offer a program, named ace|PLAY, whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, free play, lodging, food and beverages, and merchandise. Participant points expire after thirteen months of no activity. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Slot club liability is included in accrued expenses on the consolidated balance sheets.

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $10.3 million, $9.6 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are not a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements. Earnings and losses are included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. The Company had no uncertain tax positions at December 31, 2014 and 2013.

Holdings’ members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $52.3 million, $47.5 million and $44.3 million at December 31, 2014, 2013 and 2012, respectively.  Holdings files tax returns in the United States and is subject to income tax examinations for the years beginning with 2011.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and player loyalty plan, and both were fully amortized in 2013. Our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

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

Self-Insurance

We retain the obligation for certain losses related to customers’ claims of personal injuries incurred while on our properties, for the first $100,000 per claim. Effective February 20, 2014, we retain the obligation for losses related to Worker’s Compensation claims for the first $350,000 per incident. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

 Fair Value of Financial Instruments

The Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Topic 820, Fair Value Measurement, provides three levels within the fair value hierarchy that may be used to report fair value: Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities: Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly: and Level 3: Unobservable inputs that are developed using the best available information about the assumptions that market participants would use. The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. We use Level 2 inputs for the disclosures of valuation of our long-term debt.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker is its chief executive officer (“CEO”), who is supported by the Company’s executive management team and board of directors. The Company’s CEO has the primary decision-making responsibilities over all of the Company’s operating and strategic decisions. The Company owns and operates four casino properties in one market. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update amends current guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and that existing guidance for performance conditions should be used to account for such awards. The amendments in this update will be effective for annual periods beginning after December 15, 2015, with early adoption permitted. This standard is not expected to have an impact on our consolidated financial statements.

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2014	2013
	(in thousands)
Hotel and related	$2,159	$1,788
Gaming	611	642
Other	1,754	1,664
	4,524	4,094
Less allowance for doubtful accounts	(97)	(141)
	$4,427	$3,953

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$141	$84	$138
Bad debt expense	41	112	52
Deductions and write-offs	(85)	(55)	(106)
Balance at end of period	$97	$141	$84

Note 3.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2014	2013
	(in thousands)
Inventories	$2,832	$2,983
Prepaid expenses	9,330	8,857
Other	416	293
	$12,578	$12,133

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2014	2013
	(in thousands)
Land and improvements	$724,167	$724,091
Buildings and improvements	425,196	419,116
Furniture, fixtures and equipment	137,345	130,766
Construction in progress	3,716	3,310
	1,290,424	1,277,283
Less accumulated depreciation and amortization	(225,174)	(197,214)
	$1,065,250	$1,080,069

Assets recorded under capital leases were approximately $3.0 million at both December 31, 2014 and 2013. Such assets include buildings of approximately $541,000 and equipment of approximately $2.4 million at both December 31, 2014 and December 31, 2013. Accumulated depreciation and amortization at December 31, 2014 and 2013 includes amounts recorded for capital leases of $2.6 million and $2.4 million respectively.

Note 5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued liabilities	$5,807	$5,943
Accrued taxes	2,336	2,128
Accrued gaming liabilities	2,541	2,497
Other	3,352	3,190
	$14,036	$13,758

Note 6.	Leases

For the years ended December 31, 2014, 2013 and 2012, we recorded rental revenue of $5.3 million, $4.9 million and $5.2 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2014 are as follows:

Years ending December 31,	(in thousands)
2015	$3,416
2016	2,257
2017	1,239
2018	66
2019	66
Thereafter	165
Total	$7,209

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2014, 2013 and 2012 of $47,000, $46,000 and $60,000, respectively.

 Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2014:

Years ending December 31,	(in thousands)
2015	$37
2016	28
2017	24
2018	19
2019	5
Total	$113

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2014:

Years ending December 31,	(in thousands)
2015	$85
2016	85
2017	85
2018	85
2019	85
Thereafter	6,560
Total minimum lease payments	6,985
Less: amount representing interest of 10%	(6,037)
Present value of net minimum lease payments	948
Less: current portion	—
Long-term capital lease obligation	$948

Note 7.	Debt

Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2014	2013
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 3.50% margin above LIBOR, with a 1.00% LIBOR floor	$211,775	213,925
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	120,000
First Lien Revolving Credit Facility due July 3, 2018	—	—
Unamortized discount	(4,676)	(5,409)
Capital lease obligations	948	1,324
Total long-term debt and capital lease obligations	328,047	329,840
Current portion of long-term debt and capital lease obligations	(11,501)	(2,526)
Total long-term debt and capital lease obligations, net	$316,546	$327,314

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

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bear interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of December 31, 2014, all outstanding First Lien Term Loans are Eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to base rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to a percentage of excess cash flow earned during a calendar year.  For the fiscal year ended December 31, 2013, the company was required to make a principal payment equal to 75% of excess cash flow for the period of August 1, 2013 through December 31, 2013, and for all fiscal years ending on and after December 31, 2014 through the maturity date of the First Lien Term Loans, the percentage of excess cash flow will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. For the fiscal year ended December 31, 2014 we are required to make a principal payment equal to 50% of excess cash flow. The amount due related to excess cash flow is approximately $9.4 million and is to be paid within 120 days after December 31, 2014. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rates on the Term Loans by 125 basis points per annum. Interest now accrues, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

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

As of December 31, 2014 and 2013, there are no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into the Second Lien Credit Agreement with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 and (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a base rate plus 9.00% per annum or at the reserve-adjusted Eurodollar rate plus 10.00% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of December 31, 2014, all Second Lien Term Loans are Eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to base rate loans.

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

Maturities for the First Lien Facilities and Second Lien Term Loans outstanding as of December 31, 2014 are as follows:

Years ending December 31,	(in thousands)
2015	$11,501
2016	2,150
2017	2,150
2018	2,150
2019	193,824
Thereafter	120,000
Total	$331,775

The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $209.1 million and $123.6 million, respectively, as of December 31, 2014.

Note 8.	Related Party Transactions

On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Facilities and Second Lien Term Loans. For the year ended December 31, 2014, we paid Goldman Sachs approximately $674,000 in fees associated with the repricing of the First Lien Facilities and paid Goldman Sachs approximately $598,000 in interest on the First Lien Term Loans and Second Lien Term Loans. For the year ended December 31, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and the incurrence of the First Lien Facilities and Second Lien Term Loans and paid Goldman Sachs approximately $1.1 million and $1.5 million in interest on the First Lien Term Loans and Second Lien Term Loans, respectively. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2013, Goldman Sachs owned approximately $1.9 million of the First Lien Term Loans, $3.7 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2014 and December 31, 2013, there were no amounts due to Goldman Sachs.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $0 for the year ended December 31, 2014 compared to $500,000 and $1.0 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, there were no amounts due to or from Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9)%, an affiliate of Highgate (9)% and an employee of Highgate (40)%. TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $0 for the year ended December 31, 2014 compared to $8,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, we owed TTL approximately $0.

The Realty Management Division of Goldman Sachs, formerly Archon Group, LP, provides various services to us such as environmental services and insurance brokerage. We expensed fees of approximately $394,000 for the year ended December 31, 2014 compared to $401,000 and $413,000 for the years ended December 31, 2013 and 2012, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of $0 for the year ended December 31, 2014 compared to approximately $333,000 and $620,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, we owed Archon $0. As of December 31, 2014 and December 31, 2013, Archon owed us approximately $0 and $8,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $21,000 for the year ended December 31, 2014 compared to $24,000 and $41,000 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2014 and December 31, 2013, we owed Nor1 approximately $1,000.

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

Our indefinite-lived acquired intangible assets include trade names. Our finite-lived acquired intangible assets include our player loyalty plan and a non-compete agreement. Acquired indefinite-lived intangible assets are recorded at fair value on the date of acquisition and finite-lived assets are recorded at cost and amortized over the estimated period to be benefited.

As of December 31, 2014 and 2013, we had the following intangible assets.

		(in thousands)
		December 31, 2014			December 31, 2013
	Asset Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Player Loyalty Plan	5 years	$7,450	$(7,450)	$—	$7,450	$(7,450)	$—
Non-Compete Agreement	38 months	1,045	(1,045)	—	1,045	(1,045)	—
		$8,495	$(8,495)	$—	$8,495	$(8,495)	$—
Non-amortizing intangible assets:
Trade Names				$15,507			$15,507
				$15,507			$15,507

We perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. We completed our 2014, 2013 and 2012 annual impairment test of indefinite-lived intangible assets. None of our indefinite-lived intangible assets were determined to be impaired based on these analyses. The fair value of the trade names was determined using the relief-from-royalty method.

Amortization expense relating to finite-lived intangible assets was $0, $300,000 and $1.8 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Note 10.	Employee Benefit Plans

As of December 31, 2014 approximately 37% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $9.8 million, $8.8 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects:

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

 The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		of Collective-
		Zone Status[1]		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2013	2012	Implemented[1]	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	10/14/2014 and 3/31/2016
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2018

1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

For the years ended December 31, 2014, 2013 and 2012, our contributions to multiemployer pension and benefit plans were as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Multiemployer Pension Plans
Central Pension Fund of the IUOE and Participating Employers	$769	$719	$599
Southern Nevada Culinary and Bartenders Pension Plan	1,521	1,493	1,471
All Other Pension Plans	179	168	153
	$2,469	$2,380	$2,223

Multiemployer Benefit Plans Other Than Pensions
HEREIU Welfare Fund	$7,356	$6,401	$6,599
All other benefit plans other than pensions	2	3	5
	$7,358	$6,404	$6,604

For the 2013 plan year, the latest period for which plan data is available, contributions by the Company were less than 5% of total contributions for all multiemployer pension and benefit plans the Company contributes to.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan.

Note 11.	Share-Based Compensation

The company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 of approximately $4.0 million, $0, and $0, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

There are 16,500,000 stock options and 2,500,000 restricted stock units, or RSUs, available for issuance under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that was approved on March 26, 2014. On March 26, 2014, our Board of Directors approved the grant of 2,500,000 RSUs under the 2013 Plan to executive officers and certain key employees, effective April 1, 2014. RSUs only vest upon a qualifying event (generally an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or sale or other disposition of Holdings). Additionally on March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options to be measured and valued over the next three years in accordance with ASC 718, effective April 1, 2014. In 2014, the Company measured and expensed 6,517,500 stock options granted under the 2013 Plan that have already vested. The remaining stock options will be measured and expensed ratably over the next two years based on the establishment of performance and service conditions and will vest upon the achievement of such performance and service conditions. The stock options expire 10 years from the grant date.

A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2013	—	$—	$—	—
Granted	13,035,000	1.00	1.00	9.25
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2014	13,035,000	$1.00	$1.00	9.25
Vested December 31, 2014	6,517,500	$1.00	$1.00	9.25
Exercisable at December 31, 2014	6,517,500	$1.00	$1.00	9.25

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Assumptions:
Expected term (years)	4.5 - 5.5
Risk-free interest rate	1.74% - 1.93%
Expected volatility	81%
Dividend yield	NA

The weighted average fair value of options granted during 2014 was $0.62.

A summary of RSU activity for the year ended December 31, 2014 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2013	—	$—
Granted	2,500,000	0.96
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at December 31, 2014	2,500,000	$0.96

As of December 31, 2014 there was $2.4 million of total unrecognized compensation cost related to all unvested RSUs. As of December 31, 2014 no RSUs vested as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

Note 12.	Commitments & Contingencies

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

Note 13.	Selected Quarterly Financial Information (Unaudited)

	Year ended December 31, 2014
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$89,011	$89,422	$87,893	$84,805	$351,131
Income from operations	11,331	8,174	7,097	6,749	33,351
Net income	$4,521	$1,682	$587	$190	$6,980

	Year ended December 31, 2013
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$86,350	$88,418	$84,344	$78,323	$337,435
Income from operations	7,824	11,033	6,795	4,342	29,994
Net income (loss)	$(2,974)	$97	$(9,410)	$(2,848)	$(15,135)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the 2013 COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table sets forth certain information as of March 26, 2015 concerning our directors, executive officers and key employees:

Name	Age	Position
Alan S. Kava	49	Board Member
Peter A. Weidman	41	Board Member
Frank V. Riolo	63	Chief Executive Officer and Board Member
Edward W. Martin III	50	Chief Financial Officer, Treasurer and Board Member

Name	Age	Position
Phyllis A. Gilland	56	Senior Vice President, General Counsel and Secretary
Ronald P. Lurie	73	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul N. Hobson	48	Vice President, General Manager— Stratosphere Casino Hotel & Tower
Sean L. Hammond	47	General Manager — Aquarius Casino Resort
Mark A. Majetich	64	Senior Vice President, General Manager — Arizona Charlie’s Boulder

Alan S. Kava has served as a director since December 31, 2009. Mr. Kava is a member of the audit committee and compensation committee. He is a Managing Director and Partner of Goldman, Sachs & Co. where he is co-head for the Americas of the Real Estate Principal Investment Area. He is a member of the Investment Committees of The Whitehall Street Real Estate Funds, Goldman Sachs Real Estate Mezzanine Partners and the Caribbean Property Fund. Mr. Kava is a member of the Northeast Board of Directors for the Diabetes Research Institute and a director of Hilton Corporation. Prior to joining Goldman, Sachs & Co., Mr. Kava was an associate attorney in the corporate and real estate departments of Simpson Thacher & Bartlett from 1990-1997.

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

 Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc., a provider of gaming and entertainment in Las Vegas, NV. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC., a provider of gaming and entertainment in Las Vegas, NV. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. From 1999-2011, he was a member of the Board of Directors of Nevada First Bank and its successor the Bank of Nevada, the Nevada affiliate of Western Alliance Bancorporation. As a member of the board he spent time as Chairman of the Audit Committee and a member of the Regulatory Oversight Committee. In August 2010, Governor Jim Gibbons appointed him to the Board of Trustees of the College Savings Plans of Nevada for a four year term and was reappointed in 2014 by Governor Brian Sandoval In November 2013, Mr. Martin became a member of the Board of Directors for The CENTECH Group, Inc., a provider of systems and solutions for federal government agencies.

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

Paul N. Hobson has served as General Manager of Stratosphere Casino, Hotel & Tower since January 2011. He also served as the General Manager of Aquarius Casino Resort from December 2008 to December 2010. From 1998 to 2008, he was a member of Primm Valley Casino Resorts executive team; most recently as Senior Vice President of Operations in Primm, Nevada. During his tenure there, his areas of responsibility expanded while in the employment of the Primadonna Co., LLC, MGM MIRAGE and Herbst Gaming. Mr. Hobson brings more than 20 years of gaming and hospitality experience, and has also held financial management positions with both Caesars Palace in Las Vegas, Nevada and Caesars Tahoe in South Lake Tahoe, Nevada.

Mark A. Majetich has served as Senior Vice President and General Manager of Arizona Charlie’s Boulder since April 2004, and Vice President and General Manager for Arizona Charlie’s Boulder since May 2001. He served as Director of Operations at Arizona Charlie’s Boulder from February 2001 until May 2001. From June 2000 until January 2001, he was Director of Hotel Operations for the Stratosphere. From November 1992 until August 1999, Mr. Majetich held various positions at the Excalibur Hotel/Casino. He has more than 35 years of experience in the gaming industry.

Sean L. Hammond has served as General Manager of the Aquarius Casino Resort since January 2011. From August 2009 to January 2011, he held the position of Vice President of Marketing and Player Development. Mr. Hammond joined the Aquarius in May of 2006 when he was hired as Vice President of Player Development. Prior to his employment at the Aquarius, he worked at the Tropicana Express (formerly Ramada Express) in Laughlin, Nevada from February 1990 through May of 2006 as Director of Player Development & Casino Events.

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

Alan S. Kava was selected to be a director of the Company given his experience as co-head for the Americas of the Real Estate Principal Investment Area and as a member of the Investment Committees of The Whitehall Street Real Estate Funds, Goldman Sachs Real Estate Mezzanine Partners and the Caribbean Property Fund, as well as a director of Hilton Hotels Corporation, his previous experience as an associate attorney in the corporate and real estate departments of Simpson Thacher & Bartlett, and his experience in the real estate, hotel and gaming industries.

Peter A. Weidman was selected to be a director of the Company given his experience as a managing director of Goldman, Sachs & Co. and his work in their Real Estate Principal Investment Area, his experience as an analyst in the Real Estate Investment Banking Group at Salomon Brothers and then at Averstar Capital Partners, and his experience in the real estate, hotel and gaming industries.

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

 Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2014 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by AS 16, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2014 audited financial statements be included in this annual report on Form 10-K.

This report is provided by the following directors, who constitute the audit committee:

Alan S. Kava

Peter A. Weidman

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

This report is provided by the following directors, who constitute the compensation committee:

Alan S. Kava

Peter A. Weidman

Compensation Committee Interlocks and Insider Participation

During our 2014 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

We are a limited liability company with two members, and our securities are not publicly traded. On March 26, 2014 our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that allows for the issuance of securities to our employees.

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

 Plan-Based and Equity Awards

On March 26, 2014 our Board of Directors approved the 2013 Plan that allows for the issuance of securities to our employees. The 2013 Plan was established to attract, retain and motivate ACEP’s employees, to compensate employees for their contributions to the long-term profits of ACEP and to encourage employees to acquire a proprietary interest in the success of ACEP. On March 26, 2014, our Board of Directors also approved the grant of 13,035,000 stock options and 2,500,000 restricted stock units, or RSUs, under the 2013 Plan to executive officers and certain key employees, effective April 1, 2014. Stock options generally vest ratably over 4 years and include a performance and service condition; the stock options expire 10 years from the grant date. RSUs vest upon certain events (including an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or a sale or other disposition of Holdings).

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. As of April 5, 2009, the company suspended the 401(k) match program and made no matching contributions for the years ended December 31, 2014, 2013 and 2012.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2014, 2013 and 2012, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

ANNUAL COMPENSATION (1)

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Restricted Stock Units ($) (3)	Stock Option Awards ($) (4)	All Other Compensation ($) (5)	Total
Frank V. Riolo (PEO) Chief Executive Officer	2014	600,000	330,000	—	2,036,642	14,384	2,981,026
	2013	600,000	350,000	—	—	18,395	968,395
	2012	600,000	300,000	—	—	12,782	912,782

Edward W. Martin III (PFO) Chief Financial Officer & Treasurer	2014	400,000	230,000	—	1,018,321	16,887	1,665,208
	2013	400,000	250,000	—	—	20,870	670,870
	2012	400,000	200,000	—	—	17,874	617,874

Phyllis A. Gilland Senior Vice President, General Counsel & Secretary	2014	220,000	75,000	—	407,328	12,871	715,199
	2013	220,000	80,000	—	—	11,799	311,799
	2012	216,031	60,000	—	—	7,497	283,528

Sean L. Hammond General Manager Aquarius Casino Resort	2014	200,000	60,000	—	203,664	5,476	469,140
	2013	200,000	60,000	—	—	4,433	264,433
	2012	200,000	50,000	—	—	3,948	253,948

Thomas E. Haas Vice President of Finance	2014	250,000	25,000	—	152,748	6,342	434,090
	2013	250,000	25,000	—	—	5,997	280,997
	2012	250,000	20,000	—	—	6,026	276,026

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.

(2)
For the year 2014, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 15, 2015, related to 2014. The amounts were paid in 2015. For the year 2013, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 17, 2014, related to 2013. The amounts were paid in 2014. For the year 2012, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 16, 2013, related to 2012. The amounts were paid in 2013.

(3)	The grant date fair value of 2014 restricted stock units.

Frank V. Riolo	$1,440,000
Edward W. Martin III	$720,000
Phyllis A. Gilland	$240,000

(4)
The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected term (years)	4.5 - 5.5
Risk-free interest rate	1.74% - 1.93%
Expected volatility	81%
Dividend yield	NA

(5)
Includes contributions by ACEP for dollar value of insurance premiums and other compensation related to health insurance payments, auto allowances and other benefits. For 2014, 2013 and 2012 All Other Compensation consisted of the following:

Year	Name	Health and Life Insurance Premiums and Benefits ($)	Auto Allowance ($)	Other ($)	Total All Other Compensation ($)
2014	Frank V. Riolo	9,595	4,789	—	14,384
	Edward W. Martin III	16,887	—	—	16,887
	Phyllis A. Gilland	11,771	—	1,100	12,871
	Sean L. Hammond	4,876	—	600	5,476
	Thomas E. Haas	5,742	—	600	6,342

2013	Frank V. Riolo	15,023	3,372	—	18,395
	Edward W. Martin III	20,870	—	—	20,870
	Phyllis A. Gilland	11,699	—	100	11,799
	Sean L. Hammond	4,333	—	100	4,433
	Thomas E. Haas	5,897	—	100	5,997

2012	Frank V. Riolo	8,872	3,910	—	12,782
	Edward W. Martin III	17,874	—	—	17,874
	Phyllis A. Gilland	7,497	—	—	7,497
	Sean L. Hammond	3,948	—	—	3,948
	Thomas E. Haas	6,025	—	—	6,025

Grants of Plan-Based Awards

On March 26, 2014 our Board of Directors approved the 2013 Plan that allows for the issuance of securities to our employees. On March 26, 2014, our Board of Directors also approved the grant of 13,035,000 stock options and 2,500,000 RSUs under the 2013 Plan to executive officers and certain key employees, effective April 1, 2014.

The following table shows plan-based awards granted to each of our Named Executive Officers during the fiscal year ended December 31, 2014.

				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Date of Compensation Committee Approval Date		Threshold (#)	Target (#) (3)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of RSU and Option Awards (4)
Frank V. Riolo	4/1/2014	3/26/2014	(1)		6,600,000			$1.00	$4,092,000
	4/1/2014	3/26/2014	(2)				1,500,000	—	$1,440,000
Edward W. Martin III	4/1/2014	3/26/2014	(1)		3,300,000			$1.00	$2,046,000
	4/1/2014	3/26/2014	(2)				750,000	—	$720,000
Phyllis A. Gilland	4/1/2014	3/26/2014	(1)		1,320,000			$1.00	$818,400
	4/1/2014	3/26/2014	(2)				250,000	—	$240,000
Sean L. Hammond	4/1/2014	3/26/2014	(1)		660,000			$1.00	$409,200
Thomas E. Haas	4/1/2014	3/26/2014	(1)		495,000			$1.00	$306,900

(1) Stock Option Award
(2) RSU Award
(3) Stock options granted under the 2013 Plan include a performance and service condition.
(4) The amounts shown in this column reflect the grant date fair value of each equity award approved for grant on March 26, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding unexercised stock options and unvested Restricted Stock Units for each of our Named Executive Officers as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank V. Riolo	3,300,000	3,300,000	1.00	4/1/2024	1,500,000	1,260,000	1,500,000	1,260,000
Edward W. Martin III	1,650,000	1,650,000	1.00	4/1/2024	750,000	630,000	750,000	630,000
Phyllis A. Gilland	660,000	660,000	1.00	4/1/2024	250,000	210,000	250,000	210,000
Sean L. Hammond	330,000	330,000	1.00	4/1/2024	—	—	—	—
Thomas E. Haas	247,500	247,500	1.00	4/1/2024	—	—	—	—

(1) Stock options have vested on April 1, 2014 and December 31, 2014 and will continue to vest ratably on December 31st of 2015 and 2016 if the performance and service conditions have been met.

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
We have entered into an employment agreement with Frank V. Riolo, our Chief Executive Officer, Edward W. Martin, our Chief Financial Officer, and Phyllis A. Gilland, our Senior Vice President and General Counsel that provides that in the event of termination without cause (as defined in the employment agreements), said party will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base salary, payable on the 60th day following termination.

	Base Salary	Fair Value of Restricted Stock Units	Fair Value of Stock Options	Total
Frank V. Riolo	$600,000	$1,260,000	$—	$1,860,000
Edward W. Martin III	400,000	630,000	—	$1,030,000
Phyllis A. Gilland	$220,000	$210,000	$—	$430,000

Employment Agreements

We have entered into agreements with certain of our current executive officers and key personnel that regulate their employment with us, their compensation and potential severance packages.

On May 15, 2014, we have entered into amended and restated employment agreements with our Chief Executive Officer, Frank V. Riolo, our Chief Financial Officer, Edward W. Martin, III, and our Senior Vice President and General Counsel, Phyllis A. Gilland.

The term of each employment agreement commenced on April 1, 2014 and will continue until the executive’s separation from service. Each employment agreement provides for, among other things: (1) base salary at an annual rate of $600,000 for Mr. Riolo, $400,000 for Mr. Martin and $220,000 for Ms. Gilland, (2) an annual bonus, as may, from time to time, be determined in the sole discretion of the Company’s board of directors, and (3) participation in the Company’s benefit plans as generally made available from time to time to similarly situated employees.
Upon a termination of employment due to resignation by the executive without “good reason,” termination by the Company for “cause,” or failure to satisfy certain licensing requirements as set forth in the applicable employment agreement, each executive will be entitled to receive (1) due and unpaid base salary, (2) any earned bonus that is due and unpaid, (3) continued participation in the Company’s group medical plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 at the executive’s cost provided he or she is eligible for and timely elects to receive such coverage, and (4) incurred but unpaid business expense reimbursements (collectively, the “Accrued Benefits”). Upon termination of employment due to death or disability, resignation by the executive with “good reason,” or termination by the Company without “cause” (any such termination, an “Involuntary Termination”), each executive will be entitled to receive (1) the Accrued Benefits, (2) a lump-sum severance payment equal to one year of base salary, payable on the 60th day following termination and (3) vesting and exercisability, as applicable, of any then-unvested equity awards in accordance with the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan (the “Plan”) and applicable award agreements; provided that the severance payment and any equity treatment are subject to the delivery (and non-revocation) of an executed general release of claims.
During and, in the event of an Involuntary Termination, for six months after, employment, each executive will be subject to a covenant not to compete in the hotel or casino business in or within 100 miles of the Stratosphere Hotel and Casino. In addition, during and for one-year after employment, each executive will be subject to a covenant not to solicit the advertisers, suppliers, vendors, clients, customers, independent contractors, brokers or employees of the Company or its subsidiaries or affiliates, and a covenant not to induce or advise any person not to do business with the Company or its subsidiaries or affiliates.

“Good reason,” as used in the employment agreements, is defined in accordance with the Plan and generally means the occurrence of any of the following: (1) a material reduction in the executive’s duties, (2) a material reduction in the executive’s annual base salary rate, or (3) a relocation of the executive’s place of employment, by the Company, to more than 50 miles from the Company’s headquarters in Las Vegas, Nevada; provided, however, that the executive must give written notice to the Company of the applicable event within 90 days of the occurrence thereof, and the Company will have a period of 30 business days after receipt of such notice to cure the event, and in the event of cure (or the commencement of steps reasonably designed to result in a prompt cure), the executive’s assertion of “good reason” will be null and void.

“Cause,” as used in the employment agreements, is defined in accordance with the Plan and generally means the occurrence of any of the following: (1) failure to perform the executive’s assigned duties, (2) chronic impairment due to alcohol or substance abuse, (3) conviction of a crime that could prohibit the executive from obtaining or maintaining any work card, license or finding of compliance suitability necessary for the executive to maintain employment with the Company, (4) being charged with a felony, (5) violation of a federal or state securities law or regulation, (6) attempted commission of, or participation in, a fraud or act of dishonesty against the Company, W2007/ACEP Holdings, LLC, any subsidiary of W2007/ACEP Holdings, LLC or certain clients or prospective clients, (7) intentional, material violation of any material contract or agreement between the executive and the Company, W2007/ACEP Holdings, LLC or any subsidiary of W2007/ACEP Holdings, LLC, (8) negligent conduct, error or omission in carrying out the duties required by the executive’s job description, (9) conduct that is reasonably expected to cause damage to the reputation of the Company or W2007/ACEP Holdings, LLC, (10) disqualification or bar by any governmental or self-regulatory authority from serving in the capacity required by the executive’s job description or loss of any governmental or self-regulatory license that is reasonably necessary for the executive to perform his or her duties or responsibilities to the Company or (11) any act or failure to act by the executive which causes any gaming or other regulatory authority having jurisdiction over the Company or W2007/ACEP Holdings, LLC to seek any redress or remedy against the executive, the Company, W2007/ACEP Holdings, LLC or any subsidiary of W2007/ACEP Holdings, LLC.
Compensation of Directors

Alan S. Kava and Peter A. Weidman did not receive any compensation for their service as members of our Board in 2014, 2013 or 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voteco owns 100% of our issued and outstanding Class A Interest. Holdings own 100% of our issued and outstanding Class B Interest. The address of Voteco is 200 West Street, New York, NY 10282 and the address of Holdings is 200 West Street, New York, NY 10282.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Facilities and Second Lien Term Loans. For the year ended December 31, 2014, we paid Goldman Sachs approximately $674,000 in fees associated with the repricing of the First Lien Facilities and paid Goldman Sachs approximately $598,000 in interest on the First Lien Term Loans and Second Lien Term Loans. For the year ended December 31, 2013, we paid Goldman Sachs approximately $3.4 million in fees associated with the redemption of the 11% Senior Secured Notes and the incurrence of the First Lien Facilities and Second Lien Term Loans and paid Goldman Sachs approximately $1.1 million and $1.5 million in interest on the First Lien Term Loans and Second Lien Term Loans, respectively. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2013, Goldman Sachs owned approximately $1.9 million of the First Lien Term Loans, $3.7 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2014 and December 31, 2013, there were no amounts due to Goldman Sachs.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate is entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $0 for the year ended December 31, 2014 compared to $500,000 and $1.0 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, there were no amounts due to or from Highgate.

On June 16, 2008, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Goldman Sachs (9)%, an affiliate of Highgate (9)% and an employee of Highgate (40)%. TTL was paid 4% of room revenues booked utilizing its system. As of August 1, 2010, the fee paid to TTL was reduced to 2%. As of December 4, 2012, we no longer use Travel Tripper LLC’s services. We expensed fees of approximately $0 for the year ended December 31, 2014 compared to $8,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, we owed TTL approximately $0.

The Realty Management Division of Goldman Sachs, formerly Archon Group, LP, provides various services to us such as environmental services and insurance brokers. We expensed fees of approximately $394,000 for the year ended December 31, 2014 compared to $401,000 and $413,000 for the years ended December 31, 2013 and 2012, respectively. In addition, we provided construction management services to Archon for hotels managed by them. We recorded revenues of $0 for the year ended December 31, 2014 compared to approximately $333,000 and $620,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, we owed Archon $0. As of December 31, 2014 and December 31, 2013, Archon owed us approximately $0 and $8,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $21,000 for the year ended December 31, 2014 compared to $24,000 and $41,000 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2014 and December 31, 2013, we owed Nor1 approximately $1,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2014 and 2013 services:

	Grant Thornton, LLP
	2014	2013
Audit related fees	$435,000	$420,000
All other fees (1)	16,300	—
Tax fees (2)	45,600	60,600
Total	$496,900	$480,600

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2014 or 2013.

(1)	Other fees include fees for work related to our grant of stock options and restricted stock units.

(2)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2013 and 2012.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2014 and 2013 all such engagements and fees were pre-approved.

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

*10.2	Employment Agreement, effective April 1, 2014 by and between ACEP and Frank V. Riolo (incorporated by reference to Exhibit 10.01 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on May 16, 2014).

*10.3	Employment Agreement, effective April 1, 2014 by and between ACEP and Edward W. Martin (incorporated by reference to Exhibit 10.02 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on May 16, 2014).

*10.4
Employment Agreement, effective April 1, 2014 by and between ACEP and Phyllis A. Gilland (incorporated by reference to Exhibit 10.03 to ACEP’s Form 8-K (SEC File No. 000-52975), filed on May 16, 2014).

10.5
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

10.6
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

10.7
First Lien Pledge and Security Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.8
First Lien Gaming Entities Pledge Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 10.4 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.9
Second Lien Pledge and Security Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as second lien collateral agent (incorporated by reference to Exhibit 10.5 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.10
Second Lien Gaming Entities Pledge Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as second lien collateral agent (incorporated by reference to Exhibit 10.6 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 3, 2013).

10.11
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

+101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statement of Members’ Equity for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer (Principal Executive Officer)	March 26, 2015
/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 26, 2015

/s/ Alan Kava
Alan Kava	Board Member	March 26, 2015

/s/ Peter Weidman
Peter Weidman	Board Member	March 26, 2015

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2014. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.