Form 10-Q
period 2015-03-31
American Casino & Entertainment Properties LLC
filed 2015-05-15
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2015	As of December 31, 2014
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$63,196	$76,953
Investments - restricted	211	211
Accounts receivable, net	5,122	4,427
Other current assets	12,125	12,578
Total Current Assets	80,654	94,169
Property and equipment, net	1,060,734	1,065,250
Debt issuance costs, net	9,152	9,601
Intangible and other assets, net	15,560	15,564
Total Assets	$1,166,100	$1,184,584

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$4,546	$5,270
Accrued expenses	16,017	14,036
Accounts payable and accrued expenses - related party	1	1
Accrued payroll and related expenses	14,175	12,007
Current portion of long-term debt	2,150	11,501
Total Current Liabilities	36,889	42,815

Long-Term Liabilities:
Long-term debt, net of unamortized discount	286,949	313,252
Long-term debt - related party, net of unamortized discount	7,658	2,346
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	295,555	316,546

Total Liabilities	332,444	359,361

Commitments and Contingencies

Members' Equity:
Members' Equity	833,656	825,223
Total Members' Equity	833,656	825,223
Total Liabilities and Members' Equity	$1,166,100	$1,184,584
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
	(Unaudited) (In thousands)
Revenues:
Casino	$55,078	$53,277
Hotel	19,387	17,001
Food and beverage	18,982	17,826
Tower, retail, entertainment and other	8,195	7,891
Gross revenues	101,642	95,995
Less promotional allowances	7,272	6,984
Net revenues	94,370	89,011

Costs And Expenses:
Casino	16,429	16,512
Hotel	8,724	8,247
Food and beverage	13,945	13,484
Other operating expenses	2,824	2,993
Selling, general and administrative	30,727	29,111
Depreciation and amortization	7,343	7,351
Gain on disposal of assets	(36)	(18)
Total costs and expenses	79,956	77,680

Income From Operations	14,414	11,331

Other Expense:

Interest expense	(6,292)	(6,617)
Interest expense - related party	(140)	(193)
Total other expense	(6,432)	(6,810)

Net Income	$7,982	$4,521

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income	$7,982	$4,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,343	7,351
Amortization of debt issuance and debt discount costs	644	518
Gain on disposal of assets	(36)	(18)
Share-based compensation expense	451	—
Changes in operating assets and liabilities:
Accounts receivable, net	(695)	(1,615)
Other assets	457	(404)
Accounts payable and accrued expenses	4,425	3,347
Related party activity, net	—	2
Net Cash Provided by Operating Activities	20,571	13,702

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,830)	(2,749)
Proceeds from sale of property and equipment	39	21
Net Cash Used in Investing Activities	(3,791)	(2,728)

Cash Flows From Financing Activities:
Deferred financing costs	—	(3,136)
Payments on notes payable	(30,537)	(537)
Payments on capital lease obligation	—	(78)
Net Cash Used in Financing Activities	(30,537)	(3,751)

Net increase (decrease) in cash and cash equivalents	(13,757)	7,223
Cash and cash equivalents - beginning of period	76,953	55,151
Cash and cash equivalents - end of period	$63,196	$62,374

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$5,793	$6,299

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$122	$746

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2014	$—	$825,223	$825,223
Net income	—	7,982	7,982
Share-based compensation	—	451	451
Balance at March 31, 2015	$—	$833,656	$833,656

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

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2014 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2014 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 26, 2015 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ACEP and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This update eliminates the concept of extraordinary items from current guidance but will require an entity to present material transactions or events that are either unusual or infrequently occurring (or both) to be reported as a separate component of income from continuing operations, or alternatively disclosed in notes to financial statements. The amendments in the update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, with early adoption permitted. This standard is not expected to have an impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This update amends current guidance by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption will be permitted for financial statements that have not been previously issued. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Note 3. Related Party Transactions

On August 14, 2009, we issued an aggregate principal amount of $375 million of 11% Senior Secured Notes. On July 3, 2013 and August 2, 2013 we redeemed the outstanding aggregate principal amount of the 11% Senior Secured Notes with proceeds from the incurrence of the First Lien Term Loans and Second Lien Term Loans. During the three months ended March 31, 2015 and March 31, 2014, we paid Goldman Sachs approximately $0 and $674,000, respectively, in fees associated with the repricing of the First Lien Facilities.

In addition during the three months ended March 31, 2015, we paid Goldman Sachs approximately $140,000 in interest on the First Lien Term Loans and Second Lien Term Loans, compared to approximately $193,000 during the three months ended March 31, 2014. As of March 31, 2015, Goldman Sachs owned approximately $856,000 of the First Lien Term Loans, $6.8 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of March 31, 2015 and December 31, 2014, there were no amounts due to Goldman Sachs.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $3,000 and $7,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, we owed Nor1 approximately $1,000.

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

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of March 31, 2015 and December 31, 2014, we had the following indefinite-lived intangible assets.

	March 31, 2015	December 31, 2014
	Carrying Amount	Carrying Amount
	(in thousands)
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

Long-term debt and capital lease obligations consist of the following:

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 3.50% margin above LIBOR, with a 1.00% LIBOR floor	$181,238	$211,775
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	120,000
First Lien Revolving Credit Facility	—	—
Unamortized discount	(4,481)	(4,676)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	297,705	328,047
Current portion of long-term debt and capital lease obligations	(2,150)	(11,501)
Total long-term debt and capital lease obligations, net	$295,555	$316,546

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

The maturity date of the First Lien Term Loans is the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bear interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of March 31, 2015, all outstanding First Lien Term Loans are eurodollar loans. We may at the expiration of any interest period convert all or a portion of the First Lien Term Loans to Base Rate loans. The First Lien Term Loans are subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans are also subject to annual principal payments equal to a percentage of excess of cash flow earned during a calendar year. In addition, we may at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

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

On March 31, 2015 we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million to the First Lien Term Loans.

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

As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the Second Lien Term Loans. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans is the earliest to occur of (i) January 3, 2020 or (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bear interest either at a Base Rate plus 9.00% per annum or at the reserve-adjusted eurodollar rate plus 10.00% per annum. The minimum adjusted eurodollar rate for eurodollar rate loans is 1.25%. Interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of March 31, 2015, all Second Lien Term Loans were eurodollar rate loans. We may at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to Base Rate loans.

Both of our Credit Agreements includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of March 31, 2015, we were in compliance with the covenants under both of our Credit Agreements.

Note 6. Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7. Share-Based Compensation

The company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $451,000 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.
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

As of March 31, 2015, we have approximately $1.4 million of unrecognized incentive expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately nine months.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2014	13,035,000	$1.00	$1.00	9.0
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2015	13,035,000	$1.00	$1.00	9.0
Vested at March 31, 2015	6,517,500	$1.00	$1.00	9.0
Exercisable at March 31, 2015	6,517,500	$1.00	$1.00	9.0

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model.

A summary of RSU activity for the three months ended March 31, 2015 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2014	2,500,000	$0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at March 31, 2015	2,500,000	$0.96

As of March 31, 2015, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of March 31, 2015 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 26, 2015 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. These properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, two off-Strip casinos, Arizona Charlie's Decatur and Arizona Charlie's Boulder, which cater primarily to residents of Las Vegas and the surrounding communities, and the Aquarius Casino Resort, in Laughlin, Nevada, or the Aquarius, which caters to visitors to and residents of Laughlin and Northwest Arizona. The Stratosphere is one of the most recognized landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius is the largest hotel in Laughlin. Each of our properties offers customers a value-oriented experience by providing competitive odds in our casinos, quality rooms in our hotels, award-winning dining facilities and, at the Stratosphere and Aquarius, an offering of competitive value-oriented entertainment attractions. We believe the value we offer our customers, together with a strong focus on customer service, will enable us to continue to attract customers to our properties.

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; especially slot play (including video poker). Approximately 54.2% of our gross revenue for the three months ended March 31, 2015 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2015, with hotel sales representing 19.1% and food and beverage sales representing 18.7%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop”, “slot coin-in" and “bingo write,” which are measures of the total amounts wagered by patrons. “Win” or “hold percentage” represents the percentage of table games drop or slot coin-in that is retained by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of our operations for the periods indicated.

	Three months ended March 31,
	2015	2014
	(in millions)
Income Statement Data:
Revenues:
Casino	$55.1	$53.3
Hotel	19.4	17.0
Food and beverage	19.0	17.8
Tower, retail, entertainment and other	8.2	7.9
Gross revenues	101.7	96.0
Less promotional allowances	7.3	7.0
Net revenues	94.4	89.0

Costs and expenses:
Casino	16.4	16.5
Hotel	8.7	8.2
Food and beverage	14.0	13.5
Other operating expenses	2.8	3.0
Selling, general and administrative	30.7	29.1
Depreciation and amortization	7.3	7.4
Total costs and expenses	79.9	77.7
Income from operations	$14.5	$11.3

EBITDA Reconciliation:
Net income	$8.0	$4.5
Interest expense	6.4	6.8
Depreciation and amortization	7.3	7.4
EBITDA	$21.7	$18.7

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

Our consolidated gross revenues increased 5.9% to $101.7 million for the three months ended March 31, 2015 from $96.0 million for the three months ended March 31, 2014. Our consolidated income from operations and EBITDA increased 28.3% and 16.0% to $14.5 million and $21.7 million for the three months ended March 31, 2015 compared to $11.3 million and $18.7 million for the three months ended March 31, 2014, respectively. The increase in our gross revenues is due primarily to higher casino, hotel and food and beverage revenues caused by higher slot hold for the casino, occupancy, average daily room rates and resort fees for the hotel and higher food covers for food and beverage.

For the three months ended March 31, 2015 and 2014, certain expenses had an impact on income from operations and EBITDA. For the three months ended March 31, 2015 our Selling, General and Administrative expense included a $451,000 non-cash expense for share-based compensation as well as an increase of approximately $632,000 in advertising and related marketing expenses. In addition, approximately $185,000 was accrued during the three months ended March 31, 2015 for potential tax assessments. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $117,000 during the first quarter of 2015 to operate acePLAYPoker.com, compared to approximately $199,000 in the first quarter of 2014.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 3.4% to $55.1 million for the three months ended March 31, 2015, compared to $53.3 million for the three months ended March 31, 2014. Our slot revenues increased 3.8% and table revenues increased 1.7%. Slot revenues increased due to a 0.2 percentage point increase in hold and table revenues increased due to a 0.4 percentage point increase in hold compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, slot machine revenues were 85.3% of casino revenues, and table game revenues were 11.1% of casino revenues, compared to 85.0% and 11.3% of casino revenues, respectively, for the three months ended March 31, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were unchanged for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Bingo revenues increased 101.5% compared to the three months ended March 31, 2014, due to a 4.8 percentage point increase in hold percentage and a 4.0% increase in write. Race and sports book revenues decreased 11.8% compared to the three months ended March 31, 2014 due to a combination of a 4.8% decrease in handle and a 1.0 percentage point decrease in hold percentage. Poker revenues decreased 24.8% compared to the three months ended March 31, 2014 due to reduced tournament revenues. Keno revenues decreased 25.2% compared to the three months ended March 31, 2014 due to a 2.9 percentage point decrease in hold. Casino operating expenses decreased 0.6% to $16.4 million for the three months ended March 31, 2015, compared to $16.5 million for the three months ended March 31, 2014. The decrease was due primarily to lower labor costs. Our casino operating margin increased to 70.2% for the three months ended March 31, 2015, compared to 69.0% for the three months ended March 31, 2014.

Hotel

Hotel revenues increased 14.1% to $19.4 million for the three months ended March 31, 2015 from $17.0 million for the three months ended March 31, 2014. Average daily room rates increased for the Stratosphere and Aquarius while occupancy increased for all properties. In addition, the increase in revenue was aided by a 24.5% increase in resort fee revenue at the Stratosphere. Overall room occupancy increased to 71.3% for the three months ended March 31, 2015 compared to 66.3% for the three months ended March 31, 2014.  Our hotel expenses increased 6.1% to $8.7 million for the three months ended March 31, 2015, compared to $8.2 million for the three months ended March 31, 2014 due primarily to higher labor costs. The increased costs were related to higher occupancy during the first quarter of 2015 compared to the first quarter of 2014. Due to the increase in revenues, our hotel operating margin increased to 55.2% for the three months ended March 31, 2015 as compared to 51.8% for the three months ended March 31, 2014.

Food & Beverage

Food and beverage revenues increased 6.7% to $19.0 million for the three months ended March 31, 2015, compared to $17.8 million for the three months ended March 31, 2014. Revenues increased at all properties. Overall, food covers and beverage covers increased 6.1% and 1.2%, respectively, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Average revenue per cover for the three months ended March 31, 2015 increased 0.4% compared to the three months ended March 31, 2014. Our food and beverage expenses increased 3.7% to $14.0 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014 due to higher food and beverage cost of goods and labor costs. Due to the increase in revenues, our food and beverage operating margin was 26.3% for the three months ended March 31, 2015 compared to 24.2% for the three months ended March 31, 2014.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 3.8% to $8.2 million for the three months ended March 31, 2015, compared to $7.9 million for the three months ended March 31, 2014. Tower revenues decreased 3.7% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Sky Jump revenues decreased 16.0% due to a 21.3% decrease in guests. Tower guests decreased 6.6% and revenue per guest increased 3.1% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Entertainment revenue decreased 23.4% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 due primarily to fewer performances at the Stratosphere. The Frankie Moreno Live at Stratosphere show ended on December 20, 2014 and its replacement, MJ Live, debuted on March 30, 2015. Retail revenue increased 19.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Other operating expenses decreased 6.7% to $2.8 million for the three months ended March 31,

2015 compared to $3.0 million for the three months ended March 31, 2014 due primarily to decreased labor costs, repair and maintenance expenses and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.2% for the three months ended March 31, 2015 from 13.1% for the three months ended March 31, 2014. The increase in promotional allowances was due primarily to increased food promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 5.5% to $30.7 million, or 30.2% of gross revenues, for the three months ended March 31, 2015, compared to $29.1 million, or 30.3% of gross revenues for the three months ended March 31, 2014. The increase was due to $451,000 non-cash expense for share-based compensation as well as an increase of approximately $632,000 in advertising and related marketing expenses. In addition, approximately $185,000 was accrued during the three months ended March 31, 2015 for potential tax assessments. Additionally, we expensed approximately $117,000 related to our interactive gaming initiative during the three months ended March 31, 2015 compared to approximately $199,000 during the three months ended March 31, 2014.

Interest Expense

Interest expense decreased 5.9% to $6.4 million for the three months ended March 31, 2015, compared to $6.8 million for the three months ended March 31, 2014. The decrease was due primarily to the repricing of the First Lien Facilities effective February 24, 2014.

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

As of March 31, 2015 we had $63.2 million in cash and cash equivalents compared to $62.4 million on March 31, 2014. Net cash provided by operating activities was $20.6 million for the three months ended March 31, 2015 compared to $13.7 million for the three months ended March 31, 2014. The increase in cash flow from operations was driven primarily by increased net revenue.

During the three months ended March 31, 2015, our total capital expenditures were $3.9 million (including approximately $122,000 in non-cash items), of which approximately $700,000 was spent on slot machine replacements and conversions, $900,000 for renovations to our rooms, public areas and food and beverage venues and $2.3 million on our facilities and operations. For the three months ended March 31, 2014, our total capital expenditures were $3.5 million (including approximately $746,000 in non-cash items), of which approximately $400,000 was spent on slot machine replacements and conversions, $700,000 on upgrading our information technology systems, $800,000 for renovations to our rooms, public areas and food and beverage venues and $1.6 million on our facilities and operations.

Cash flow used in financing activities were $30.5 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014. On March 31, 2015 we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million to the First Lien Term Loans.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. During 2015, we anticipate spending approximately $30 million on capital projects.

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

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next twelve months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 26, 2015 (SEC File No. 000-52975).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $181.7 million and $124.2 million, respectively, as of March 31, 2015.

For the three months ended March 31, 2015, we incurred approximately $6.4 million in interest expense. Interest on the First Lien and Second Lien Term Loans is variable and based on LIBOR plus a margin, with a floor LIBOR rate of 1.00% on the First Lien Term Loans and a floor LIBOR rate of 1.25% on the Second Lien Term Loans. If the LIBOR rate increased by 1.00% above the floor rates, our annual interest costs would increase by approximately $3.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 26, 2015 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2015.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:	May 15, 2015

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the three months ended March 31, 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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