Form 10-Q
period 2015-06-30
American Casino & Entertainment Properties LLC
filed 2015-08-14
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of December 31, 2014
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$72,779	$76,953
Investments - restricted	211	211
Accounts receivable, net	5,225	4,427
Other current assets	12,227	12,578
Total Current Assets	90,442	94,169
Property and equipment, net	1,057,382	1,065,250
Debt issuance costs, net	7,865	9,601
Intangible and other assets, net	15,566	15,564
Total Assets	$1,171,255	$1,184,584

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,488	$5,270
Accrued expenses	15,323	14,036
Accounts payable and accrued expenses - related party	1	1
Accrued payroll and related expenses	11,631	12,007
Current portion of long-term debt	2,150	11,501
Total Current Liabilities	34,593	42,815

Long-Term Liabilities:
Long-term debt, net of unamortized discount	293,841	313,252
Long-term debt - related party, net of unamortized discount	632	2,346
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	295,421	316,546

Total Liabilities	330,014	359,361

Commitments and Contingencies

Members' Equity:
Members' Equity	841,241	825,223
Total Members' Equity	841,241	825,223
Total Liabilities and Members' Equity	$1,171,255	$1,184,584
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Revenues:
Casino	$51,580	$49,537
Hotel	21,998	19,279
Food and beverage	20,100	18,609
Tower, retail, entertainment and other	8,926	8,523
Gross revenues	102,604	95,948
Less promotional allowances	6,876	6,526
Net revenues	95,728	89,422

Costs And Expenses:
Casino	15,757	15,850
Hotel	9,530	8,889
Food and beverage	14,874	14,138
Other operating expenses	2,799	2,919
Selling, general and administrative	30,772	32,150
Depreciation and amortization	7,376	7,311
Gain on disposal of assets	(32)	(9)
Total costs and expenses	81,076	81,248

Income From Operations	14,652	8,174

Other Expense:
Loss on debt redemption	(1,128)	—
Interest expense	(6,088)	(6,396)
Interest expense - related party	(1)	(96)
Total other expense	(7,217)	(6,492)

Net Income	$7,435	$1,682

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Revenues:
Casino	$106,658	$102,814
Hotel	41,385	36,280
Food and beverage	39,082	36,435
Tower, retail, entertainment and other	17,121	16,414
Gross revenues	204,246	191,943
Less promotional allowances	14,148	13,510
Net revenues	190,098	178,433

Costs And Expenses:
Casino	32,186	32,362
Hotel	18,254	17,136
Food and beverage	28,819	27,622
Other operating expenses	5,623	5,912
Selling, general and administrative	61,499	61,261
Depreciation and amortization	14,719	14,662
Gain on disposal of assets	(68)	(27)
Total costs and expenses	161,032	158,928

Income From Operations	29,066	19,505

Other Expense:
Loss on debt redemption	(1,128)	—
Interest expense	(12,380)	(13,013)
Interest expense - related party	(141)	(289)
Total other expense	(13,649)	(13,302)

Net Income	$15,417	$6,203

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income	$15,417	$6,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,719	14,662
Amortization of debt issuance and debt discount costs	1,207	1,118
Loss on debt redemption	1,128	—
Gain on disposal of assets	(68)	(27)
Share-based compensation expense	601	3,043
Changes in operating assets and liabilities:
Accounts receivable, net	(798)	(1,379)
Other assets	349	(72)
Accounts payable and accrued expenses	1,666	(1,209)
Related party activity, net	—	8
Net Cash Provided by Operating Activities	34,221	22,347

Cash Flows From Investing Activities:
Acquisition of property and equipment	(7,391)	(6,215)
Proceeds from sale of property and equipment	71	39
Net Cash Used in Investing Activities	(7,320)	(6,176)

Cash Flows From Financing Activities:
Deferred financing costs	—	(3,124)
Payments on notes payable	(31,075)	(1,075)
Payments on capital lease obligation	—	(159)
Net Cash Used in Financing Activities	(31,075)	(4,358)

Net increase (decrease) in cash and cash equivalents	(4,174)	11,813
Cash and cash equivalents - beginning of period	76,953	55,151
Cash and cash equivalents - end of period	$72,779	$66,964

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$11,302	$12,181

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$588	$205

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2014	$—	$825,223	$825,223
Net income	—	15,417	15,417
Share-based compensation	—	601	601
Balance at June 30, 2015	$—	$841,241	$841,241

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update amends current guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and that existing guidance for performance conditions should be used to account for such awards. The amendments in this update will be effective for annual periods beginning after December 15, 2015, with early adoption permitted. This standard is not expected to have an impact on our consolidated financial statements.

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

Note 3. Related Party Transactions

On February 24, 2014, we entered into an amendment, or the Amendment, of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rate on the First Lien Term Loans. During the three months ended June 30, 2015 and June 30, 2014, we paid Goldman Sachs approximately $0 in fees associated with the Amendment. During the six months ended June 30, 2015 and June 30, 2014, we paid Goldman Sachs approximately $0 and $674,000, respectively, in fees associated with the Amendment. On July 7, 2015, in connection with our entry into the Credit Agreement described in Note 5, we paid Goldman Sachs approximately $2.5 million in fees.

In addition during the three months ended June 30, 2015, we paid Goldman Sachs approximately $1,000 in interest on the First Lien Term Loans and Second Lien Term Loans, compared to approximately $96,000 during the three months ended June 30, 2014. During the six months ended June 30, 2015, we paid Goldman Sachs approximately $141,000 in interest on the First Lien Term Loans and Second Lien Term Loans, compared to approximately $289,000 during the six months ended June 30, 2014. As of June 30, 2015, Goldman Sachs owned approximately $632,000 of the First Lien Term Loans, $0 of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of June 30, 2015 and December 31, 2014, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed Goldman Sachs RMD fees of approximately $376,000 during the three and six months ended June 30, 2015 compared to $0 for the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, we owed Goldman Sachs RMD $0.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $3,000 and $5,000 for the three months ended June 30, 2015 and June 30, 2014, respectively. We expensed fees of approximately $6,000 and $12,000 for the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, we owed Nor1 approximately $1,000.

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

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of June 30, 2015 and December 31, 2014, we had the following indefinite-lived intangible assets.

	June 30, 2015	December 31, 2014
	Carrying Amount	Carrying Amount
	(in thousands)
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

As of the dates set forth below, long-term debt and capital lease obligations consisted of the following:

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
First Lien Term Loans due July 3, 2019, interest at a 3.50% margin above LIBOR, with a 1.00% LIBOR floor	$180,700	$211,775
Second Lien Term Loans due January 3, 2020, interest at a 10.00% margin above LIBOR, with a 1.25% LIBOR floor	120,000	120,000
First Lien Revolving Credit Facility	—	—
Unamortized discount	(4,077)	(4,676)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	297,571	328,047
Current portion of long-term debt and capital lease obligations	(2,150)	(11,501)
Total long-term debt and capital lease obligations, net	$295,421	$316,546

Facilities

On July 7, 2015, the Company and certain of its subsidiaries, or the Guarantors, entered into a Credit and Guaranty Agreement, or the Credit Agreement, with the lenders party thereto from time to time, or the Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC or Goldman Sachs LP, and Deutsche Bank Securities Inc. or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents, and DBSI as documentation agent. Pursuant to the terms of the Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the New Term Loans, and a $15 million revolving credit facility, or the New Revolving Facility. The maturity date of the New Term Loans is the earlier to occur of (i) July 7, 2022 and (ii) the acceleration of the Term Loans, and the maturity date of the New Revolving Facility is the earlier to occur of (i) July 7, 2020 and (ii) the acceleration of the New Revolving Facility. The proceeds of the New Term Loans were used, together with cash on hand, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The New Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of Eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month, three month or six month periods or any other period acceptable to each applicable lender. The New Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The New Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the New Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the New Term Loans in amounts of $1 million or greater.

The Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) a springing financial maintenance covenant; and (iii) restrictions on distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business.

On July 3, 2013, we issued First Lien Facilities in an aggregate principal amount of $230 million and Second Lien Term Loans in an aggregate principal amount of $120 million. The First Lien Facilities consisted of an aggregate amount of $215 million First Lien Term Loans and a $15 million Revolving Credit Facility.

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the First Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP, and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

The maturity date of the First Lien Term Loans was the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bore interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest was computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. As of June 30, 2015, all outstanding First Lien Term Loans are eurodollar loans. We were entitled to at the expiration of any interest period convert all or a portion of the First Lien Term Loans to Base Rate loans. The First Lien Term Loans were subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans were also subject to annual principal payments equal to a percentage of excess of cash flow earned during a calendar year. In addition, we were entitled to at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the amendment reduced the interest rate on the Term Loans by 125 basis points per annum. Interest accrued, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum. Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

On March 31, 2015 we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million to the First Lien Term Loans.

The maturity date of the Revolving Facility was the earliest to occur of (i) July 3, 2018 or (ii) the acceleration of the Revolving Facility. The Revolving Facility bore interest at a Base Rate plus an applicable margin that was 2.75%, 3.25% or 3.75% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted eurodollar rate plus an applicable margin that was 3.75%, 4.25% or 4.75% per annum (depending on the Company’s First Lien Leverage Ratio). We also paid a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage was either 0.375% or 0.500% per annum (depending on the Company’s First Lien Leverage Ratio). Interest and commitment fees a were computed on the basis of a 360-day year and the actual number of days between interest periods with interest and commitment fees payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We were entitled to, at the expiration of any interest period, convert all or a portion of the Revolving Facility to Base Rate loans or eurodollar loans. We were entitled to at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the 2013 Credit Agreements, with the Second Lien Lenders, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the Second Lien Term Loans. Pursuant to the terms of the Second Lien Credit Agreement, the Second Lien Lenders provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans was the earliest to occur of (i) January 3, 2020 or (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bore interest either at a Base Rate plus 9.00% per annum or at the reserve-adjusted eurodollar rate plus 10.00% per annum. The minimum adjusted eurodollar rate for eurodollar rate loans was 1.25%. Interest was computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of June 30, 2015, all Second Lien

Term Loans were eurodollar rate loans. We were entitled to, at the expiration of any interest period, convert all or a portion of the Second Lien Term Loans to Base Rate loans.

Both of the 2013 Credit Agreements included a number of covenants that placed restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of June 30, 2015, we were in compliance with the covenants under both of the 2013 Credit Agreements.

Note 6. Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7. Share-Based Compensation

The company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $150,000 for the three months ended June 30, 2015, compared to $3.0 million for the three months ended June 30, 2014. We recognized share-based compensation expenses of approximately $601,000 for the six months ended June 30, 2015 compared to approximately $3.0 million for the six months ended June 30, 2014. These amounts are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
There are 16,500,000 stock options and 2,500,000 restricted stock units, or RSUs, available for issuance under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that was approved on March 26, 2014. On March 26, 2014, our Board of Directors approved the grant of 2,500,000 RSUs under the 2013 Plan to executive officers, effective April 1, 2014. RSUs only vest upon a qualifying event (generally an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or sale or other disposition of Holdings). Additionally on March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options to be measured and valued over the next three years in accordance with ASC 718, effective April 1, 2014. In 2014, the Company measured and expensed 6,517,500 stock options granted under the 2013 Plan that have already vested. The remaining stock options will be measured and expensed ratably over the next two years based on the establishment of performance and service conditions and will vest upon the achievement of such performance and service conditions. The stock options expire 10 years from the grant date.

As of June 30, 2015, we have approximately $600,000 of unrecognized incentive expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately six months.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2014	13,035,000	$1.00	$1.00	9.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2015	13,035,000	$1.00	$1.00	8.75
Vested at June 30, 2015	6,517,500	$1.00	$1.00	8.75
Exercisable at June 30, 2015	6,517,500	$1.00	$1.00	8.75

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model.

A summary of RSU activity for the six months ended June 30, 2015 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2014	2,500,000	$0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at June 30, 2015	2,500,000	$0.96

As of June 30, 2015, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of June 30, 2015 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

Note 8. Subsequent Events

As discussed in Note 5, on July 7, 2015, we entered into the Credit Agreement in an aggregate principal amount of $310 million, consisting of $295 million of New Term Loans, and a $15 million New Revolving Facility. The proceeds of the New Term Loans were used, together with cash on hand, to repay in full the Company’s existing obligations under the 2013 Credit Agreements.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; especially slot play (including video poker). Approximately 50.3% of our gross revenue for the three months ended June 30, 2015 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended June 30, 2015, with hotel sales representing 21.4% and food and beverage sales representing 19.6%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop”, “slot coin-in", "keno write" and “bingo write,” which are measures of the total amounts wagered by patrons. “Win” or “hold percentage” represents the percentage of table games drop or slot coin-in that is retained by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of our operations for the periods indicated.

	Three months ended June 30,
	2015	2014
	(in millions)
Income Statement Data:
Revenues:
Casino	$51.6	$49.5
Hotel	22.0	19.3
Food and beverage	20.1	18.6
Tower, retail, entertainment and other	8.9	8.5
Gross revenues	102.6	95.9
Less promotional allowances	6.9	6.5
Net revenues	95.7	89.4

Costs and expenses:
Casino	15.8	15.9
Hotel	9.5	8.9
Food and beverage	14.9	14.1
Other operating expenses	2.8	2.9
Selling, general and administrative	30.7	32.1
Depreciation and amortization	7.4	7.3
Total costs and expenses	81.1	81.2
Income from operations	$14.6	$8.2

EBITDA Reconciliation:
Net income	$7.4	$1.7
Interest expense	6.1	6.5
Depreciation and amortization	7.4	7.3
EBITDA	$20.9	$15.5

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

Our consolidated gross revenues increased 7.0% to $102.6 million for the three months ended June 30, 2015 from $95.9 million for the three months ended June 30, 2014. Our consolidated income from operations and EBITDA increased 78.0% and 34.8% to $14.6 million and $20.9 million for the three months ended June 30, 2015 compared to $8.2 million and $15.5 million for the three months ended June 30, 2014, respectively. The increase in our gross revenues is due primarily to higher casino, hotel and food and beverage revenues caused by higher slot and table games hold for the casino, occupancy, average daily room rates and resort fees for the hotel and higher food and beverage covers for food and beverage.

For the three months ended June 30, 2015 and 2014, certain expenses had an impact on income from operations and EBITDA. For the three months ended June 30, 2015 our Selling, General and Administrative expense included a $150,000 non-cash expense for share-based compensation compared to $3.0 million for the three months ended June 30, 2014. During the three months ended June 30, 2015 guest loss and damage expenses increased by approximately $601,000 and utilities increased by

$118,000 from approximately $9,000 and $2.9 million, respectively, for the three months ended June 30, 2014. In addition, we recognized a non-cash loss on debt redemption of approximately $1.1 million related to our $30.0 million principal payment on the First Lien Term Loans. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $99,000 during the second quarter of 2015 to operate acePLAYPoker.com, compared to approximately $186,000 in the second quarter of 2014.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 4.2% to $51.6 million for the three months ended June 30, 2015, compared to $49.5 million for the three months ended June 30, 2014. Our slot revenues increased 3.6% and table revenues increased 5.0%. Slot revenues increased due to a 0.1 percentage point increase in hold and 1.0% increase in coin-in and table revenues increased due to a 1.3 percentage point increase in hold compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, slot machine revenues were 84.7% of casino revenues, and table game revenues were 12.2% of casino revenues, compared to 85.3% and 12.1% of casino revenues, respectively, for the three months ended June 30, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 23.1% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Bingo revenues increased 81.6% compared to the three months ended June 30, 2014, due to a 2.6 percentage point increase in hold percentage and a 2.3% increase in bingo write. Race and sports book revenues increased 14.1% compared to the three months ended June 30, 2014 due to a 5.6% increase in handle and a 1.0 percentage point increase in hold percentage. Poker revenues decreased 13.3% compared to the three months ended June 30, 2014 due to reduced tournament revenues. Keno revenues decreased 9.7% compared to the three months ended June 30, 2014 due to a 9.0% decrease in keno write. Casino operating expenses decreased 0.6% to $15.8 million for the three months ended June 30, 2015, compared to $15.9 million for the three months ended June 30, 2014. The decrease was due primarily to lower slot participation expenses. Participation expenses consist of fees paid to game owners for the use of their games. Our casino operating margin increased to 69.4% for the three months ended June 30, 2015, compared to 67.9% for the three months ended June 30, 2014.

Hotel

Hotel revenues increased 14.0% to $22.0 million for the three months ended June 30, 2015 from $19.3 million for the three months ended June 30, 2014. Average daily room rates increased for all properties except for Arizona Charlies Boulder while occupancy increased for all properties except for Aquarius. In addition, the increase in revenue was aided by a 21.7% increase in resort fee revenue at the Stratosphere. Overall room occupancy increased to 75.3% for the three months ended June 30, 2015 compared to 72.5% for the three months ended June 30, 2014.  Our hotel expenses increased 6.7% to $9.5 million for the three months ended June 30, 2015, compared to $8.9 million for the three months ended June 30, 2014 due primarily to higher labor costs and commissions and brokers fees. The increased costs were related to higher occupancy during the second quarter of 2015 compared to the second quarter of 2014. Due to the increase in revenues, our hotel operating margin increased to 56.8% for the three months ended June 30, 2015 as compared to 53.9% for the three months ended June 30, 2014.

Food & Beverage

Food and beverage revenues increased 8.1% to $20.1 million for the three months ended June 30, 2015, compared to $18.6 million for the three months ended June 30, 2014. Food and beverage revenues increased at all properties. Overall, food covers and beverage covers increased 4.3% and 2.6%, respectively, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  Average revenue per cover for the three months ended June 30, 2015 increased 3.5% compared to the three months ended June 30, 2014. Our food and beverage expenses increased 5.7% to $14.9 million for the three months ended June 30, 2015 compared to $14.1 million for the three months ended June 30, 2014 due to higher food and beverage cost of goods and labor costs. Due to the increase in revenues, our food and beverage operating margin was 25.9% for the three months ended June 30, 2015 compared to 24.2% for the three months ended June 30, 2014.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 4.7% to $8.9 million for the three months ended June 30, 2015, compared to $8.5 million for the three months ended June 30, 2014. Tower revenues decreased 1.1% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Sky Jump revenues decreased 10.0% due to a 14.6% decrease in guests. Skyjump is experiencing competition from newly launched attractions in the Las Vegas market. We have made adjustments to our marketing strategy to gain back some of that market. Tower guests increased 1.1% however revenue per guest decreased 2.8% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Entertainment revenue increased 26.7% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 due primarily to more performances at the Stratosphere. Retail revenue increased 12.6% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Other operating expenses decreased 3.4% to $2.8 million for the three months ended June 30, 2015 compared to $2.9 million for the three months ended June 30, 2014 due primarily to decreased labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.4% for the three months ended June 30, 2015 from 13.1% for the three months ended June 30, 2014. The increase in promotional allowances was due primarily to increased food promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses decreased 4.4% to $30.7 million, or 29.9% of gross revenues, for the three months ended June 30, 2015, compared to $32.1 million, or 33.5% of gross revenues for the three months ended June 30, 2014. The decrease was primarily due to a decrease in non-cash expense for share-based compensation expense to $150,000 for the three months ended June 30, 2015 from approximately $3.0 million and for the three months ended June 30, 2014. During the three months ended June 30, 2015 guest loss and damage expenses increased by approximately $601,000 and utilities increased by $118,000 from approximately $9,000 and $2.9 million, respectively, for the three months ended June 30, 2014. We expensed approximately $99,000 related to our interactive gaming initiative during the three months ended June 30, 2015 compared to approximately $186,000 during the three months ended June 30, 2014.

Interest Expense

Interest expense decreased 6.2% to $6.1 million for the three months ended June 30, 2015, compared to $6.5 million for the three months ended June 30, 2014. The decrease was due primarily to a $30.0 million principal payment to the First Lien Term Loans on March 31, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of our operations for the periods indicated.

	Six months ended June 30,
	2015	2014
	(in millions)
Income Statement Data:
Revenues:
Casino	$106.7	$102.8
Hotel	41.4	36.3
Food and beverage	39.1	36.4
Tower, retail, entertainment and other	17.1	16.4
Gross revenues	204.3	191.9
Less promotional allowances	14.2	13.5
Net revenues	190.1	178.4

Costs and expenses:
Casino	32.2	32.4
Hotel	18.3	17.1
Food and beverage	28.8	27.6
Other operating expenses	5.6	5.9
Selling, general and administrative	61.4	61.2
Depreciation and amortization	14.7	14.7
Total costs and expenses	161.0	158.9
Income from operations	$29.1	$19.5

EBITDA Reconciliation:
Net income (loss)	$15.4	$6.2
Interest expense	12.5	13.3
Depreciation and amortization	14.7	14.7
EBITDA	$42.6	$34.2

Our consolidated gross revenues increased 6.5% to $204.3 million for the six months ended June 30, 2015 from $191.9 million and for the six months ended June 30, 2014. Our consolidated income from operations and EBITDA increased 49.2% and 24.6% to $29.1 million and $42.6 million for the six months ended June 30, 2015 compared to $19.5 million and $34.2 million for the six months ended June 30, 2014, respectively. The increase in our gross revenues and income from operations is due primarily to higher casino, hotel and food and beverage revenues caused by increased slot and table hold for the casino, higher occupancy and average daily room rates for the hotel and higher food covers for food and beverage.

For the six months ended June 30, 2015 and 2014, certain expenses had an impact on income from operations and EBITDA. For the six months ended June 30, 2015 our Selling, General and Administrative ("SG&A") expense included a $601,000 non-cash expense for share-based compensation compared to $3.0 million for the six months ended June 30, 2014. Additionally, for the six months ended June 30, 2015, our guest loss and damage expense increased by $614,000 and our advertising and related marketing expense increased by $753,000 from approximately $75,000 and $4.4 million, respectively, for the six months ended June 30, 2014. During the six months ended June 30, 2015, we recognized a non-cash loss on debt redemption of approximately $1.1 million related to our $30.0 million principal payment on the First Lien Term Loans. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $216,000 during the six months ended June 30, 2015 to operate acePLAYPoker.com, compared to approximately $385,000 in the six months ended June 30, 2014.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 3.8% to $106.7 million for the six months ended June 30, 2015, compared to $102.8 million for the six months ended June 30, 2014. Our slot revenues increased 3.5% while table revenues increased 2.5%. Slot and table games revenues increased due to 0.2 percentage point and 0.7 percentage point increases in hold, respectively, compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, slot machine revenues were 85.0% of casino revenues, and table game revenues were 11.6% of casino revenues, compared to 85.1% and 11.8% of casino revenues, respectively, for the six months ended June 30, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, increased 12.5% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Bingo revenues increased 93.7% due to a 3.7 percentage point increase in hold percentage and a 1.4% decrease in patrons. Race and sports book revenues decreased 1.9% compared to the six months ended June 30, 2014 due to a combination of a 0.7% decrease in handle and a 0.2 percentage point increase in hold percentage. Poker revenues decreased 19.5% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to lower tournament revenue. Casino operating expenses decreased 0.6% to $32.2 million for the six months ended June 30, 2015, compared to $32.4 million for the six months ended June 30, 2014. The decrease in expenses was due primarily to lower labor costs and slot participation expenses, partially offset by increased revenue taxes. Our casino operating margin was 69.8% for the six months ended June 30, 2015, compared to 68.5% for the six months ended June 30, 2014.

Hotel

Hotel revenues increased 14.0% to $41.4 million for the six months ended June 30, 2015 from $36.3 million for the six months ended June 30, 2014. Occupancy increased for all properties and average daily room rates increased for all properties except Arizona Charlie's Boulder. In addition, the increase in revenue was aided by a 23.0% increase in resort fee revenue at the Stratosphere. The resort fee at the Stratosphere was increased in May of 2014. Overall room occupancy increased to 73.3% for the six months ended June 30, 2015 compared to 69.4% for the six months ended June 30, 2014. Our hotel expenses increased 7.0% to $18.3 million for the six months ended June 30, 2015, compared to $17.1 million for the six months ended June 30, 2014 due primarily to higher labor costs, commissions and brokers fees, cable and internet expenses and supplies expense. The increased costs were primarily related to higher occupancy during the first six months of 2015 compared to the first six months of 2014. Due to the increase in revenues, our hotel operating margin increased to 55.8% for the six months ended June 30, 2015 as compared to 52.9% for the six months ended June 30, 2014.

Food & Beverage

Food and beverage revenues increased 7.4% to $39.1 million for the six months ended June 30, 2015, compared to $36.4 million for the six months ended June 30, 2014.  Food and beverage revenues increased at all properties. Overall, food covers and beverage covers increased 5.2% and 1.9%, respectively, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  Average revenue per cover for the six months ended June 30, 2015 increased 2.0% compared to the six months ended June 30, 2014. Our food and beverage expenses increased 4.3% to $28.8 million for the six months ended June 30, 2015 compared to $27.6 million for the six months ended June 30, 2014 due to higher food and beverage cost of goods and labor costs. Due to the increase in revenues, our food and beverage operating margin increased to 26.3% for the six months ended June 30, 2015 as compared to 24.2% for the six months ended June 30, 2014.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 4.3% to $17.1 million for the six months ended June 30, 2015, compared to $16.4 million for the six months ended June 30, 2014. Tower revenues decreased 2.3% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Sky Jump revenues decreased 12.8% due to a 17.8% decrease in patrons. Tower guests decreased 2.4% while revenue per guest increased 0.1% compared to the six months ended June 30,

2014. Entertainment revenue increased 0.6% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 due primarily to a 31.3% increase in patrons at the Stratosphere. Retail revenue increased 16.1% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other operating revenue increased 17.9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other operating revenues increased due primarily to increased ATM commissions and project development revenue. Project development revenues consist of revenues received in exchange for construction management services provided to certain hotel and gaming entities. Other operating expenses decreased 5.1% to $5.6 million for the six months ended June 30, 2015 compared to $5.9 million for the six months ended June 30, 2014. The increase in other operating expenses was due primarily to lower labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.3% for the six months ended June 30, 2015 from 13.1% for the six months ended June 30, 2014. Increased food promotions were partially offset by reduced room and entertainment promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 0.3% to $61.4 million, or 30.1% of gross revenues, for the six months ended June 30, 2015, compared to $61.2 million, or 31.9% of gross revenues for the six months ended June 30, 2014. Non-cash expense for share-based compensation was $601,000 for the six months ended June 30, 2015 compared to $3.0 million for the six months ended June 30, 2014. Additionally, for the six months ended June 30, 2015, our guest loss and damage expense increased by $614,000 and our advertising and related marketing expense increased by $753,000 from approximately $75,000 and $4.4 million, respectively, for the six months ended June 30, 2014. Additionally, we expensed approximately $216,000 related to our interactive gaming initiative during the six months ended June 30, 2015 compared to approximately $385,000 during the six months ended June 30, 2014.

Interest Expense

Interest expense decreased 6.0% to $12.5 million for the six months ended June 30, 2015, compared to $13.3 million for the six months ended June 30, 2014. The decrease was due primarily to the repricing of the First Lien Facilities effective February 24, 2014 and a $30.0 million principal payment on the First Lien Term Loans on March 31, 2015.

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

As of June 30, 2015 we had $72.8 million in cash and cash equivalents compared to $67.0 million on June 30, 2014. Net cash provided by operating activities was $34.2 million for the six months ended June 30, 2015 compared to $22.3 million for the six months ended June 30, 2014. The increase in cash flow from operations was driven primarily by increased net revenue.

During the six months ended June 30, 2015, our total capital expenditures were $8.0 million (including approximately $588,000 in non-cash items), of which approximately $2.4 million was spent on slot machine replacements and conversions, $2.5 million on renovations to our rooms, public areas and food and beverage venues, $500,000 on our information technology systems and $2.6 million on our facilities and operations. For the six months ended June 30, 2014, our total capital expenditures were $6.4 million (including approximately $205,000 in non-cash items), of which approximately $1.2 million was spent on slot machine replacements and conversions, $1.3 million on upgrading our information technology systems, $1.2 million for renovations to our rooms, public areas and food and beverage venues and $2.7 million on our facilities and operations.

Cash flow used in financing activities were $31.1 million for the six months ended June 30, 2015 compared to $4.4 million for the six months ended June 30, 2014. On March 31, 2015, in respect of the First Lien Term Loans, we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. During 2015, we currently anticipate spending approximately $30 million on capital projects.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million New Term Loans, and a $15 million New Revolving Credit Facility. The proceeds of the New Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements. We expect to reduce our cash paid for interest by approximately $7.0 million in the first twelve months.

The New Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month, three month or six month periods or any other period acceptable to each applicable lender. The New Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The New Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the New Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the New Term Loans in amounts of $1 million or greater.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the First Lien Term Loans and Second Lien Term Loans was approximately $181.4 million and $123.6 million, respectively, as of June 30, 2015.

For the six months ended June 30, 2015, we incurred approximately $12.5 million in interest expense. Interest on the New Term Loans is variable and based on LIBOR plus a margin, with a floor LIBOR rate of 1.00%. If the LIBOR rate increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $3.0 million.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million New Term Loans, and a $15 million New Revolving Credit Facility. The proceeds of the New Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements. We expect to reduce our cash paid for interest by approximately $7.0 million in the first twelve months.

The New Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month, three month or six month periods or any other period acceptable to each applicable lender. The New Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The New Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the New Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the New Term Loans in amounts of $1 million or greater.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 26, 2015 (SEC File No. 000-52975). There were no material changes to those risk factors during the six months ended June 30, 2015.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:	August 14, 2015

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the six months ended June 30, 2015; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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