Form 10-Q
period 2015-09-30
American Casino & Entertainment Properties LLC
filed 2015-11-13
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$69,632	$76,953
Investments - restricted	211	211
Accounts receivable, net	5,758	4,427
Other current assets	11,449	12,578
Total Current Assets	87,050	94,169
Property and equipment, net	1,054,734	1,065,250
Intangible and other assets, net	15,606	15,564
Total Assets	$1,157,390	$1,174,983

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,254	$5,270
Accrued expenses	15,386	14,036
Accounts payable and accrued expenses - related party	13	1
Accrued payroll and related expenses	15,193	12,007
Current portion of long-term debt	2,950	11,501
Total Current Liabilities	39,796	42,815

Long-Term Liabilities:
Long-term debt, net of unamortized discount and issuance costs	277,036	303,651
Long-term debt - related party, net of unamortized discount and issuance costs	4,763	2,346
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	282,747	306,945

Total Liabilities	322,543	349,760

Commitments and Contingencies

Members' Equity:
Members' Equity	834,847	825,223
Total Members' Equity	834,847	825,223
Total Liabilities and Members' Equity	$1,157,390	$1,174,983
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2015	2014
	(Unaudited) (In thousands)
Revenues:
Casino	$48,757	$47,741
Hotel	22,132	18,948
Food and beverage	20,165	18,749
Tower, retail, entertainment and other	9,461	9,126
Gross revenues	100,515	94,564
Less promotional allowances	6,851	6,671
Net revenues	93,664	87,893

Costs And Expenses:
Casino	15,912	15,754
Hotel	9,993	9,407
Food and beverage	15,211	14,212
Other operating expenses	2,648	2,732
Selling, general and administrative	31,524	31,425
Depreciation and amortization	7,298	7,271
Gain on disposal of assets	(16)	(5)
Total costs and expenses	82,570	80,796

Income From Operations	11,094	7,097

Other Expense:
Loss on debt redemption	(13,551)	—
Interest expense	(3,500)	(6,281)
Interest expense - related party	(743)	(229)
Total other expense	(17,794)	(6,510)

Net Income (loss)	$(6,700)	$587

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2015	2014
	(Unaudited) (In thousands)
Revenues:
Casino	$155,415	$150,555
Hotel	63,517	55,228
Food and beverage	59,247	55,184
Tower, retail, entertainment and other	26,582	25,540
Gross revenues	304,761	286,507
Less promotional allowances	20,999	20,181
Net revenues	283,762	266,326

Costs And Expenses:
Casino	48,098	48,116
Hotel	28,247	26,543
Food and beverage	44,030	41,834
Other operating expenses	8,271	8,644
Selling, general and administrative	93,023	92,686
Depreciation and amortization	22,017	21,933
Gain on disposal of assets	(84)	(32)
Total costs and expenses	243,602	239,724

Income From Operations	40,160	26,602

Other Expense:
Loss on debt redemption	(14,679)	—
Interest expense	(15,880)	(19,294)
Interest expense - related party	(884)	(518)
Total other expense	(31,443)	(19,812)

Net Income	$8,717	$6,790

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2014
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income	$8,717	$6,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,017	21,933
Amortization of debt issuance and debt discount costs	1,556	1,739
Loss on debt redemption	14,679	—
Gain on disposal of assets	(84)	(32)
Share-based compensation expense	907	3,530
Changes in operating assets and liabilities:
Accounts receivable, net	(1,331)	(643)
Other assets	1,087	941
Accounts payable and accrued expenses	6,546	736
Related party activity, net	12	7
Net Cash Provided by Operating Activities	54,106	35,001

Cash Flows From Investing Activities:
Acquisition of property and equipment	(12,548)	(9,284)
Proceeds from sale of property and equipment	105	48
Net Cash Used in Investing Activities	(12,443)	(9,236)

Cash Flows From Financing Activities:
Prepayment and debt financing costs	(9,997)	(3,124)
Payments on notes payable	(332,512)	(1,612)
Proceeds from issuance of long-term debt	293,525	—
Payments on capital lease obligation	—	(376)
Net Cash Used in Financing Activities	(48,984)	(5,112)

Net increase (decrease) in cash and cash equivalents	(7,321)	20,653
Cash and cash equivalents - beginning of period	76,953	55,151
Cash and cash equivalents - end of period	$69,632	$75,804

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$15,233	$18,071

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$99	$28

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2014	$—	$825,223	$825,223
Net income	—	8,717	8,717
Share-based compensation	—	907	907
Balance at September 30, 2015	$—	$834,847	$834,847

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

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2014 to conform with the current fiscal period presentation. The Company reclassified debt issuance costs from Debt issuance costs, net to Long-term debt, net of unamortized discount and issuance costs. This reclassification had no effect on net income.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact the adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This update amends current guidance by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption will be permitted for financial statements that have not been previously issued. The Company adopted this new accounting guidance during the third quarter of 2015.

In July 2015, FASB issued ASU No. 2015-11, Inventory. This amendment requires that inventory be measured at the lower of cost or net realizable value. This amendment applies to inventory measured using first-in, first-out or average cost methods but does not apply to inventory measured using last-in, first-out or the retail inventory method. The amendments in the update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact the adoption of this new accounting guidance will have on its consolidated financial statements.

Note 3. Related Party Transactions

On February 24, 2014, we entered into an amendment, or the Amendment, of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rate on the First Lien Term Loans. During the three months ended September 30, 2015 and September 30, 2014, we paid Goldman Sachs approximately $0 in fees associated with the Amendment. During the nine months ended September 30, 2015 and September 30, 2014, we paid Goldman Sachs approximately $0 and $674,000, respectively, in fees associated with the Amendment. On July 7, 2015, in connection with our entry into the Credit Agreement described in Note 5, we paid Goldman Sachs approximately $2.5 million in fees.

In addition, during the three months ended September 30, 2015, we paid Goldman Sachs approximately $743,000 in interest on the 2015 Term Loans, First Lien Term Loans and Second Lien Term Loans, compared to approximately $229,000 during the three months ended September 30, 2014. During the nine months ended September 30, 2015, we paid Goldman Sachs approximately $884,000 in interest on the 2015 Term Loans, First Lien Term Loans and Second Lien Term Loans, compared to approximately $518,000 during the nine months ended September 30, 2014. As of September 30, 2015, Goldman Sachs owned approximately $4.8 million of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Facility. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of September 30, 2015 and December 31, 2014, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed Goldman Sachs RMD fees of approximately $35,000 and $411,000 during the three and nine months ended September 30, 2015, respectively, compared to $393,000 for the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, we owed Goldman Sachs RMD $0.

On February 24, 2015, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Highgate (23%) and an employee of Highgate (40%). We expensed fees of approximately $11,000 during the three and nine months ended September 30, 2015 compared to $0 for the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, we owed TTL approximately $11,000 and $0, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $6,000 and $5,000 for the three months ended September 30, 2015 and September 30, 2014, respectively. We expensed fees of approximately $12,000 and $12,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, we owed Nor1 approximately $2,000 and $1,000, respectively.

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

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of September 30, 2015 and December 31, 2014, we had the following indefinite-lived intangible assets.

	September 30, 2015	December 31, 2014
	Carrying Amount	Carrying Amount
	(in thousands)
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

As of the dates set forth below, long-term debt and capital lease obligations consisted of the following:

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
2015 Term Loans due July 7, 2022, interest at a 4.0% margin above LIBOR, with a 1.00% LIBOR floor	$294,263	$—
2015 Revolving Facility	—	—
First Lien Term Loans due July 3, 2019	—	211,775
Second Lien Term Loans due January 3, 2020	—	120,000
First Lien Revolving Credit Facility	—	—
Unamortized discount and debt issuance costs	(9,514)	(14,277)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	285,697	318,446
Current portion of long-term debt and capital lease obligations	(2,950)	(11,501)
Total long-term debt and capital lease obligations, net	$282,747	$306,945

During the third quarter of 2015, the Company adopted FASB ASU No. 2015-03. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As of December 31, 2014, we have reclassified approximately $9.6 million in unamortized debt issuance costs from Debt issuance costs, net to Long-term debt, net of unamortized discount and issuance costs in our Condensed Consolidated Balance Sheets.

2015 Term Loans and Revolving Facility

On July 7, 2015, the Company and certain of its subsidiaries, or the Guarantors, entered into a Credit and Guaranty Agreement, or the Credit Agreement, with the lenders party thereto from time to time, or the Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC or Goldman Sachs LP, and Deutsche Bank Securities Inc. or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents, and DBSI as documentation agent. Pursuant to the terms of the Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the 2015 Term Loans, and a $15 million revolving credit facility, or the 2015 Revolving Facility. The maturity date of the 2015 Term Loans is the earlier to occur of (i) July 7, 2022 and (ii) the acceleration of the Term Loans, and the maturity date of the 2015 Revolving Facility is the earlier to occur of (i) July 7, 2020 and (ii) the acceleration of the 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The 2015 Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of September 30, 2015, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to, at any time, make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

As of September 30, 2015 there were no borrowings outstanding under the 2015 Revolving Facility.

The Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) a springing financial maintenance covenant; and (iii) restrictions on distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of September 30, 2015 we were in compliance with the covenants of the Credit Agreement.

First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement, with the lenders party thereto from time to time, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP, and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the First Lien Credit Agreement, the lenders party thereto provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

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

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the amendment reduced the interest rate on the First Lien Term Loans by 125 basis points per annum. Interest accrued, at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum. Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

On March 31, 2015 we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million to the First Lien Term Loans.

The maturity date of the Revolving Facility was the earliest to occur of (i) July 3, 2018 or (ii) the acceleration of the Revolving Facility. The Revolving Facility bore interest at a Base Rate plus an applicable margin that was 2.75%, 3.25% or 3.75% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted eurodollar rate plus an applicable margin that was 3.75%, 4.25% or 4.75% per annum (depending on the Company’s First Lien Leverage Ratio). We also paid a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage was either 0.375% or 0.500% per annum (depending on the Company’s First Lien Leverage Ratio). Interest and commitment fees were computed on the basis of a 360-day year and the actual number of days between interest periods with interest and commitment fees payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We were entitled to, at the expiration of any interest period, convert all or a portion of the Revolving Facility to Base Rate loans or eurodollar loans. We were entitled to at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of December 31, 2014, there were no borrowings outstanding under the Revolving Facility.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into a Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the 2013 Credit Agreements, with the lenders party thereto from time to time, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs LP and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the Second Lien Term Loans. Pursuant to the terms of the Second Lien Credit Agreement, the lenders party thereto provided the

Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans was the earliest to occur of (i) January 3, 2020 or (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bore interest either at a Base Rate plus 9.00% per annum or at the reserve-adjusted eurodollar rate plus 10.00% per annum. The minimum adjusted eurodollar rate for eurodollar rate loans was 1.25%. Interest was computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We were entitled to, at the expiration of any interest period, convert all or a portion of the Second Lien Term Loans to Base Rate loans.

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

On July 7, 2015, the First Lien Facilities and the Second Lien Term Loans were repaid as discussed above.

Note 6. Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7. Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $306,000 for the three months ended September 30, 2015, compared to $487,000 for the three months ended September 30, 2014. We recognized share-based compensation expenses of approximately $907,000 for the nine months ended September 30, 2015 compared to approximately $3.5 million for the nine months ended September 30, 2014. These amounts are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
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

As of September 30, 2015, we have approximately $300,000 of unrecognized incentive expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately three months.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2014	13,035,000	$1.00	$1.00	9.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2015	13,035,000	$1.00	$1.00	8.50
Vested at September 30, 2015	6,517,500	$1.00	$1.00	8.50
Exercisable at September 30, 2015	6,517,500	$1.00	$1.00	8.50

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model.

A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2014	2,500,000	$0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at September 30, 2015	2,500,000	$0.96

As of September 30, 2015, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of September 30, 2015 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; especially slot play (including video poker). Approximately 48.5% of our gross revenue for the three months ended September 30, 2015 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended September 30, 2015, with hotel sales representing 22.0% and food and beverage sales representing 20.1%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of our operations for the periods indicated.

	Three months ended September 30,
	2015	2014
	(in millions)
Income Statement Data:
Revenues:
Casino	$48.8	$47.7
Hotel	22.1	19.0
Food and beverage	20.2	18.8
Tower, retail, entertainment and other	9.5	9.1
Gross revenues	100.6	94.6
Less promotional allowances	6.9	6.7
Net revenues	93.7	87.9

Costs and expenses:
Casino	15.9	15.8
Hotel	10.0	9.4
Food and beverage	15.2	14.2
Other operating expenses	2.6	2.7
Selling, general and administrative	31.6	31.4
Depreciation and amortization	7.3	7.3
Total costs and expenses	82.6	80.8
Income from operations	$11.1	$7.1

EBITDA Reconciliation:
Net income (loss)	$(6.7)	$0.6
Interest expense	4.2	6.5
Depreciation and amortization	7.3	7.3
EBITDA	$4.8	$14.4

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

Our consolidated gross revenues increased 6.3% to $100.6 million for the three months ended September 30, 2015 from $94.6 million for the three months ended September 30, 2014. Our consolidated income from operations and EBITDA increased 56.3% and decreased 66.7% to $11.1 million and $4.8 million for the three months ended September 30, 2015 compared to $7.1 million and $14.4 million for the three months ended September 30, 2014, respectively. The increase in our gross revenues is due primarily to higher casino, hotel and food and beverage revenues caused by higher slot and table games hold for the casino, occupancy, average daily room rates and resort fees for the hotel and higher food and beverage covers for food and beverage.

For the three months ended September 30, 2015 and 2014, certain expenses had an impact on income from operations and EBITDA. EBITDA for the three months ended September 30, 2015 was negatively impacted by a $13.6 million loss on debt redemption related to the early redemption of the remaining aggregate principal amount of our First Lien Term Loans and

Second Lien Term Loans on July 7, 2015, of which approximately $7.8 million was non-cash. For the three months ended September 30, 2015 our Selling, General and Administrative expense included a $306,000 non-cash expense for share-based compensation compared to $487,000 for the three months ended September 30, 2014. Finally, ACEP Interactive, our licensed internet gaming subsidiary, spent approximately $146,000 during the third quarter of 2015 to operate acePLAYPoker.com, compared to approximately $169,000 in the third quarter of 2014. ACEP Interactive, LLC was formed in 2012 to conduct online gaming. This includes all casino games and types, mobile, as well as free-to-play, social/virtual casino games and real money online wagering. In February of 2013, ACEP Interactive, LLC launched a free to play online poker site called acePLAYpoker.com.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 2.3% to $48.8 million for the three months ended September 30, 2015, compared to $47.7 million for the three months ended September 30, 2014. Our slot revenues increased 2.7% and table revenues increased 5.4%. Slot revenues increased due to a 0.1 percentage point increase in hold and 1.6% increase in coin-in and table revenues increased due to a 5.0% increase in drop compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, slot machine revenues were 85.5% of casino revenues, and table game revenues were 12.1% of casino revenues, compared to 85.1% and 11.7% of casino revenues, respectively, for the three months ended September 30, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 20.0% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Bingo revenues decreased 40.8% compared to the three months ended September 30, 2014, due to a 2.7 percentage point decrease in hold percentage and a 4.8% decrease in bingo write. Race and sports book revenues decreased 31.4% compared to the three months ended September 30, 2014 due to a 4.3 percentage point decrease in hold percentage. Poker revenues decreased 8.0% compared to the three months ended September 30, 2014 due to reduced tournament revenues. Keno revenues increased 39.8% compared to the three months ended September 30, 2014 due to a 7.1 percentage point increase in hold percentage. Casino operating expenses increased 0.6% to $15.9 million for the three months ended September 30, 2015, compared to $15.8 million for the three months ended September 30, 2014. The increase was due primarily to higher labor costs and revenue taxes. Our casino operating margin increased to 67.4% for the three months ended September 30, 2015, compared to 66.9% for the three months ended September 30, 2014.

Hotel

Hotel revenues increased 16.3% to $22.1 million for the three months ended September 30, 2015 from $19.0 million for the three months ended September 30, 2014. Average daily room rates and occupancy increased for all properties. Overall room occupancy increased to 77.4% for the three months ended September 30, 2015 compared to 72.6% for the three months ended September 30, 2014. Our hotel expenses increased 6.4% to $10.0 million for the three months ended September 30, 2015, compared to $9.4 million for the three months ended September 30, 2014 due primarily to higher labor costs, commissions and brokers fees and supplies. The increased costs were related to higher occupancy during the third quarter of 2015 compared to the third quarter of 2014. Due to the increase in revenues, our hotel operating margin increased to 54.8% for the three months ended September 30, 2015 as compared to 50.5% for the three months ended September 30, 2014.

Food & Beverage

Food and beverage revenues increased 7.4% to $20.2 million for the three months ended September 30, 2015, compared to $18.8 million for the three months ended September 30, 2014. Food and beverage revenues increased at all properties. Overall, food covers and beverage covers increased 4.4% and 3.4%, respectively, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Average revenue per cover for the three months ended September 30, 2015 increased 3.0% compared to the three months ended September 30, 2014. Our food and beverage expenses increased 7.0% to $15.2 million for the three months ended September 30, 2015 compared to $14.2 million for the three months ended September 30, 2014 due to higher food and beverage cost of goods and labor costs. Our food and beverage operating margin was 24.8% for the three months ended September 30, 2015 compared to 24.5% for the three months ended September 30, 2014.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 4.4% to $9.5 million for the three months ended September 30, 2015, compared to $9.1 million for the three months ended September 30, 2014. Tower revenues decreased 1.8% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Sky Jump revenues decreased 6.7% due to a 3.6% decrease in guests. Tower guests increased 2.1% however revenue per guest decreased 3.9% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Entertainment revenue increased 17.0%

for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 due primarily to more performances at the Stratosphere. Retail revenue increased 16.1% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Other operating expenses decreased 3.7% to $2.6 million for the three months ended September 30, 2015 compared to $2.7 million for the three months ended September 30, 2014 due primarily to decreased labor costs and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.1% for the three months ended September 30, 2015 from 14.0% for the three months ended September 30, 2014. The increase in promotional allowances was due primarily to increased food promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 0.6% to $31.6 million, or 31.4% of gross revenues, for the three months ended September 30, 2015, compared to $31.4 million, or 33.2% of gross revenues for the three months ended September 30, 2014. Non-cash expense for share-based compensation expense were $306,000 for the three months ended September 30, 2015 compared to $487,000 and for the three months ended September 30, 2014. During the three months ended September 30, 2015, increased labor costs, repair and maintenance expenses and credit card fees were partially offset by reduced utilities expenses and guest loss and damage expenses compared to the three months ended September 30, 2014. We expensed approximately $146,000 related to our interactive gaming initiative during the three months ended September 30, 2015 compared to approximately $169,000 during the three months ended September 30, 2014.

Interest Expense

Interest expense decreased 35.4% to $4.2 million for the three months ended September 30, 2015, compared to $6.5 million for the three months ended September 30, 2014. The decrease was due to a $30.0 million principal payment on the First Lien Term Loans on March 31, 2015 and the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of our operations for the periods indicated.

	Nine months ended September 30,
	2015	2014
	(in millions)
Income Statement Data:
Revenues:
Casino	$155.4	$150.6
Hotel	63.5	55.2
Food and beverage	59.2	55.2
Tower, retail, entertainment and other	26.6	25.5
Gross revenues	304.7	286.5
Less promotional allowances	21.0	20.2
Net revenues	283.7	266.3

Costs and expenses:
Casino	48.1	48.1
Hotel	28.2	26.5
Food and beverage	44.0	41.8
Other operating expenses	8.3	8.6
Selling, general and administrative	93.0	92.8
Depreciation and amortization	22.0	21.9
Total costs and expenses	243.6	239.7
Income from operations	$40.1	$26.6

EBITDA Reconciliation:
Net income	$8.7	$6.8
Interest expense	16.8	19.8
Depreciation and amortization	22.0	21.9
EBITDA	$47.5	$48.5

Our consolidated gross revenues increased 6.4% to $304.7 million for the nine months ended September 30, 2015 from $286.5 million and for the nine months ended September 30, 2014. Our consolidated income from operations increased and EBITDA decreased 50.8% and 2.1% to $40.1 million and $47.5 million for the nine months ended September 30, 2015 compared to $26.6 million and $48.5 million for the nine months ended September 30, 2014, respectively. The increase in our gross revenues and income from operations is due primarily to higher casino, hotel and food and beverage revenues caused by increased slot coin-in and hold for the casino, higher occupancy and average daily room rates for the hotel and higher food and beverage covers for food and beverage.

For the nine months ended September 30, 2015 and 2014, certain expenses had an impact on income from operations and EBITDA. For the nine months ended September 30, 2015 our Selling, General and Administrative ("SG&A") expense included a $907,000 non-cash expense for share-based compensation compared to $3.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, EBITDA was negatively impacted by losses on debt redemption of approximately $14.7 million related to our $30.0 million principal payment on the First Lien Term Loans on March 31, 2015 and the redemption of the First Lien Term Loans and Second Lien Term Loans on July 7, 2015, of which approximately $8.9 million was non-cash. Finally, ACEP Interactive, our licensed internet gaming subsidiary, incurred expenses of approximately $362,000 during the nine months ended September 30, 2015 to operate acePLAYPoker.com, compared to approximately $554,000 in the nine months ended September 30, 2014. As of September 30, 2015 ACEP Interactive, LLC's operations consisted only of AcePlayPoker.com.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 3.2% to $155.4 million for the nine months ended September 30, 2015, compared to $150.6 million for the nine months ended September 30, 2014. Our slot revenues increased 3.4% while table revenues increased 4.5%. Slot and table games revenues increased due to 0.2 percentage point and 0.7 percentage point increases in hold, respectively, compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, slot machine revenues were 85.2% of casino revenues, and table game revenues were 11.8% of casino revenues, compared to 85.1% and 11.7% of casino revenues, respectively, for the nine months ended September 30, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 6.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Bingo revenues increased 31.1% due to a 1.6 percentage point increase in hold percentage and a 4.0% decrease in patrons. Race and sports book revenues decreased 10.7% compared to the nine months ended September 30, 2014 due to a combination of a 0.3% decrease in handle and a 1.4 percentage point decrease in hold percentage. Poker revenues decreased 16.2% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to lower tournament revenue. Casino operating expenses of $48.1 million for the nine months ended September 30, 2015, were unchanged from the nine months ended September 30, 2014. Due to the increase in revenues, our casino operating margin rose to 69.0% for the nine months ended September 30, 2015, compared to 68.1% for the nine months ended September 30, 2014.

Hotel

Hotel revenues increased 15.0% to $63.5 million for the nine months ended September 30, 2015 from $55.2 million for the nine months ended September 30, 2014. Occupancy and average daily room rates increased for all properties. Overall room occupancy increased to 74.7% for the nine months ended September 30, 2015 compared to 70.5% for the nine months ended September 30, 2014. Our hotel expenses increased 6.4% to $28.2 million for the nine months ended September 30, 2015, compared to $26.5 million for the nine months ended September 30, 2014 due primarily to higher labor costs, commissions and brokers fees, cable and internet expenses and supplies expense. The increased costs were primarily related to higher occupancy during the first nine months of 2015 compared to the first nine months of 2014. Due to the increase in revenues, our hotel operating margin increased to 55.6% for the nine months ended September 30, 2015 as compared to 52.0% for the nine months ended September 30, 2014.

Food & Beverage

Food and beverage revenues increased 7.2% to $59.2 million for the nine months ended September 30, 2015, compared to $55.2 million for the nine months ended September 30, 2014.  Food and beverage revenues increased at all properties. Overall, food covers and beverage covers increased 4.9% and 2.4%, respectively, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  Average revenue per cover for the nine months ended September 30, 2015 increased 2.3% compared to the nine months ended September 30, 2014. Our food and beverage expenses increased 5.3% to $44.0 million for the nine months ended September 30, 2015 compared to $41.8 million for the nine months ended September 30, 2014 due to higher food and beverage cost of goods and labor costs. Due to the increase in revenues, our food and beverage operating margin increased to 25.7% for the nine months ended September 30, 2015 as compared to 24.3% for the nine months ended September 30, 2014.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues increased 4.3% to $26.6 million for the nine months ended September 30, 2015, compared to $25.5 million for the nine months ended September 30, 2014. Tower revenues decreased 2.2% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Sky Jump revenues decreased 10.8% due to a 13.3% decrease in patrons. Tower guests decreased 0.8% and revenue per guest decreased 1.4% compared to the nine months ended September 30, 2014. Entertainment revenue increased 6.6% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 due primarily to a 57.9% increase in patrons at the Stratosphere. Retail revenue increased 16.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Other operating revenue increased 15.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Other operating revenues increased due primarily to increased ATM commissions and project development revenue. Project development revenues consist of revenues received in exchange for construction management services provided to certain hotel and gaming entities. Other operating expenses decreased 3.5% to $8.3 million for the nine months ended September 30, 2015 compared to $8.6 million for the nine months ended September 30, 2014. The increase in other operating expenses was due primarily to lower labor costs and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.5% for the nine months ended September 30, 2015 from 13.4% for the nine months ended September 30, 2014. Increased food promotions were partially offset by reduced entertainment and room promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 0.2% to $93.0 million, or 30.5% of gross revenues, for the nine months ended September 30, 2015, compared to $92.8 million, or 32.4% of gross revenues for the nine months ended September 30, 2014. Non-cash expense for share-based compensation was $907,000 for the nine months ended September 30, 2015 compared to $3.5 million for the nine months ended September 30, 2014. Additionally, for the nine months ended September 30, 2015, our guest loss and damage expense increased by $319,000; credit card fees increased by $274,000; and our advertising and related marketing expense increased by $836,000 from approximately $367,000, $1.6 million and $6.2 million, respectively, for the nine months ended September 30, 2014. Additionally, we expensed approximately $362,000 related to our interactive gaming initiative during the nine months ended September 30, 2015 compared to approximately $554,000 during the nine months ended September 30, 2014.

Interest Expense

Interest expense decreased 15.2% to $16.8 million for the nine months ended September 30, 2015, compared to $19.8 million for the nine months ended September 30, 2014. This decrease was due to the repricing of the First Lien Facilities effective February 24, 2014, a $30.0 million principal payment on the First Lien Term Loans on March 31, 2015, and the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015.

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

As of September 30, 2015 we had $69.6 million in cash and cash equivalents compared to $75.8 million on September 30, 2014. Net cash provided by operating activities was $54.1 million for the nine months ended September 30, 2015 compared to $35.0 million for the nine months ended September 30, 2014. The increase in cash flow from operations was driven primarily by $14.7 million for loss on debt redemption along with increased net revenue.

During the nine months ended September 30, 2015, our total capital expenditures were $12.6 million (including approximately $99,000 in non-cash items), of which approximately $3.2 million was spent on slot machine replacements and conversions, $4.6 million on renovations to our rooms, public areas and food and beverage venues, $800,000 on our information technology systems and $4.0 million on our facilities and operations. For the nine months ended September 30, 2014, our total capital expenditures were $9.3 million (including approximately $28,000 in non-cash items), of which approximately $2.2 million was spent on slot machine replacements and conversions, $1.9 million for renovations to our rooms, public areas and food and beverage venues, $1.4 million on upgrading our information technology systems and $3.7 million on our facilities and operations.

Cash flow used in financing activities were $49.0 million for the nine months ended September 30, 2015 compared to $5.1 million for the nine months ended September 30, 2014. On March 31, 2015, in respect of the First Lien Term Loans, we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million. On July 7, 2015, proceeds from the issuance of the 2015 Term Loans of $293.5 million were used together with cash on hand to repay in full the Company’s existing debt under the 2013 Credit Agreements.

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

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million of 2015 Term Loans and a $15 million 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements. We expect to reduce our cash paid for interest by approximately $7.0 million in the first twelve months.

The 2015 Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the 2015 Term Loans was approximately $294.8 million as of September 30, 2015.

For the nine months ended September 30, 2015, we incurred approximately $16.8 million in interest expense. Interest on the 2015 Term Loans is variable and based on LIBOR plus a margin, with a floor LIBOR rate of 1.00%. If the LIBOR rate increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $3.0 million.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million of 2015 Term Loans, and a $15 million 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements. We expect to reduce our cash paid for interest by approximately $7.0 million in the first twelve months.

The 2015 Term Loans bear interest either at a base rate plus 3.00% per annum or at the reserve-adjusted eurodollar rate plus 4.00% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

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

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 26, 2015 (SEC File No. 000-52975). There were no material changes to those risk factors during the nine months ended September 30, 2015.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	November 13, 2015

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the nine months ended September 30, 2015; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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