Form 10-K
period 2015-12-31
American Casino & Entertainment Properties LLC
filed 2016-03-23
CIK 1297735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
YEAR ENDED DECEMBER 31, 2015

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

On July 7, 2015, ACEP, or the Company, and certain of its subsidiaries, or the Guarantors, entered into the 2015 Credit Agreement. Pursuant to the terms of the 2015 Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the 2015 Term Loans, and a $15 million revolving credit facility, or the New Revolving Facility. The proceeds from the 2015 Term Loans were used to redeem the First Lien Term Loans and Second Lien Term Loans.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance.

On July 3, 2013, ACEP and certain of its subsidiaries, or Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the

Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and a $15 million senior secured revolving credit facility, or the Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

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

On February 24, 2014, we entered into an amendment of the First Lien Credit Agreement. Among other changes, the Amendment reduced the interest rates on the Term Loans by 125 basis points per annum. Interest accrued at our election, (i) at the adjusted eurodollar rate plus 3.50% per annum or (ii) at the Base Rate plus 2.50% per annum.  Additionally, the minimum adjusted eurodollar rate was reduced by 25 basis points from 1.25% per annum to 1.00% per annum.

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

Our Strengths

Diverse Gaming Portfolio

Our four gaming properties operate in three distinct Nevada gaming markets: Las Vegas destination travelers, Las Vegas locals and Laughlin, Nevada. Our properties attract a mix of local gaming customers and destination travelers, and we generate business from both the fly-in and drive-in markets. We believe that the diverse nature of our properties and the markets in which they operate provide a more stable revenue stream and customer base as compared to casino operators in Nevada that target only a single market.

The Stratosphere appeals to destination travelers, with approximately 77% of identified tracked play for the year ended December 31, 2015 coming from outside a 51 mile radius.

The Arizona Charlie’s properties primarily serve local Las Vegas customers and their guests. The Arizona Charlie’s properties provide an alternative for locals who prefer a local gaming experience to the Las Vegas Strip atmosphere. For the year ended December 31, 2015, approximately 97% of tracked locals play comes from players within a ten mile radius. Arizona Charlie’s Boulder serves the locals market in the eastern metropolitan area of Las Vegas and Arizona Charlie’s Decatur serves the locals market in the heavily populated west Las Vegas area.

We believe that the Aquarius is a leader in its market. The Aquarius appeals to local Laughlin customers, but it is also positioned as an alternative value destination for customers traveling from Nevada, Arizona and Southern California. For the year ended December 31, 2015, the local market contributed 30% of the tracked play, with 70% coming from outside a 51 mile radius.

Lower Risk Revenue Stream

Each of our casinos emphasizes slot play, with substantially more slot machines than other games. Our marketing efforts and rewards programs target and incentivize slot play and help drive slot revenues. For the year ended December 31, 2015, slot revenues represented 85.3% of total gaming revenue, while table revenue and other casino revenue contributed 11.6% and 3.1%, respectively. We believe that revenue from slot play is less volatile than revenue from table game play (particularly high-end table game play) and, as a result, our revenue stream from casino play is less volatile than that of gaming operators that rely more on high-end table game play. Our ability to attract customers, create a defined hold percentage and select the denominations and types of games on our slot floor help promote the predictability of our slot play revenue.

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

We believe that we continue to see benefits of this investment as noted above. At the Stratosphere, average daily room rate, or ADR, increased 11.4% from 2014 to 2015 and revenue per available room, or RevPAR, increased 17.2% in 2015 compared to 3.9% for the broader Las Vegas market in 2015. We believe these results were driven by our ability to capitalize on the overall growth in visitation to Las Vegas coupled with the property improvements made by our management. At the Aquarius, RevPAR grew 2.9% from 2014 to 2015. ADR increased 3.4% in 2015 as compared to 2014. This compared to the overall Laughlin market that experienced an increase in ADR of 3.1% in 2015 compared to 2014.

At the Stratosphere, our non-gaming business is also benefiting, with food revenue per occupied room increasing 0.2% in 2015 as compared to 2014. At the Aquarius, gaming revenue performance has been resilient. During 2015, gaming revenues grew 3.6% as compared to 2014 while gaming revenues for the Laughlin market increased 1.0%.

We believe that the properties are well positioned to maximize revenues from our existing customers, encourage repeat visits, generate visits from new customers and increase cash flow as the market continues to recover.

Experienced Management Team

Since our acquisition in 2008, we have been managed by a team with extensive experience in gaming operations. Frank Riolo, who was named our CEO in April 2008, was formerly the CEO of the Viejas Casino. Ned Martin, who was named our CFO in October 2008, and COO in August 2015, has held senior-level positions in finance, operations and gaming development with Station Casinos, Inc., Silverton Casino, LLC and the Maloof Companies. Messrs. Riolo and Martin are supported by property-level general managers that each have more than 20 years of experience in the gaming and hotel industries. The management team is focused on designing and executing key operating strategies to grow the revenues and profitability of the portfolio.

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

The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, is the tallest building west of the Mississippi River and a well-recognized landmark in Las Vegas. The Stratosphere Tower boasts amenities including an award-winning, 358-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, the highest indoor/outdoor observation deck in Las Vegas, and the highest amusement rides in the world, including Sky Jump Las Vegas. The Stratosphere Tower also has a bar overlooking the Las Vegas Strip and a 150-seat cocktail lounge inside Top of the World, a wedding chapel and event space.

As of December 31, 2015, the Stratosphere’s casino contained approximately 80,000 square feet of gaming space, with approximately 798 slot machines, 44 table games, a 7-table poker room and a race and sports book. The Stratosphere’s hotel has a total of 2,427 rooms, including 909 Stratosphere Select rooms and 132 suites.

The retail center, located on the second floor of the building, occupies approximately 150,000 square feet of developed retail space and approximately 80,000 square feet of undeveloped space. Adjacent to the retail center is a 550-seat music venue that is currently home to our show PINUP and MJ LIVE. Both shows are designed to appeal to our value-oriented Las Vegas visitors. In addition, there are also a number of dining venues available including Roxy’s Diner, Nunzio's Pizzeria, Carvery 108, McCall’s Heartland Grill, Mookies, Fellini’s Ristorante®, McDonald’s®, El Nopal®, Chicago Hot Dog®, and Starbucks®.

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

As of December 31, 2015, the casino at Arizona Charlie’s Decatur contained approximately 55,200 square feet of gaming space with 1,137 slot machines, 11 table games, a bingo parlor, a keno lounge, a race and sports book and a poker lounge. Arizona Charlie’s Decatur emphasizes slot play because it is popular with local players and generates high volumes of play and, as a result, Arizona Charlie’s Decatur derives a significant proportion of its revenue from the casino. Most table games at Arizona Charlie’s Decatur are devoted to double-deck, hand-dealt blackjack play. The hotel at Arizona Charlie’s Decatur has 259 rooms, including 9 suites. Arizona Charlie’s Decatur has three restaurants, including its premium restaurant, Ron’s Steakhouse. In addition, Arizona Charlie’s Decatur has a Subway® and a Noble Roman’s Pizza®. Arizona Charlie’s Decatur also has one bar in the bingo area and three bars in the casino area, one of which includes a lounge with live entertainment nightly.

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

As of December 31, 2015, the casino at Arizona Charlie’s Boulder contained approximately 47,500 square feet of gaming space with 853 slot machines, 8 table games, a bingo parlor and a race and sports book. Arizona Charlie’s Boulder targets local slot players and, as a result, a significant proportion of its revenue is derived from the casino. As of December 31, 2015, the hotel at

Arizona Charlie’s Boulder has 303 rooms, including 219 suites. Arizona Charlie’s Boulder has four restaurants and three bars in the casino area.

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

As of December 31, 2015, the casino at Aquarius contained approximately 57,000 square feet of gaming space with approximately 1,207 slot machines, 33 table games and a race and sports book.

The Aquarius is the largest hotel by number of rooms in Laughlin, Nevada, with 1,906 hotel rooms, including 90 suites, in two 18-story towers. Hotel amenities include: an outdoor pool; lighted tennis courts; and three restaurants that we own: the Vineyard, which is designed for fine dining, the Windows on the River Buffet, Café Aquarius, a 24 hour diner, and the Duet Coffee and Wine, a new coffee and wine bar owned by us which opened in August of 2013. The Aquarius has four nationally recognized leased restaurants: Outback Steakhouse®, Subway®, McDonalds®, and Panda Express®. The Aquarius also has three bars providing retail drinks and video poker to casino customers.

The Aquarius contains approximately 35,000 square feet of meeting space, with approximately 19,300 square feet devoted to a pavilion which can accommodate up to 2,100 guests. The property also has a live entertainment lounge that is situated on the first floor adjacent to the casino and can accommodate up to 300 guests. In addition to meeting rooms, the facility offers a wedding chapel with a wide variety of ceremony packages.

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

In the Las Vegas destination market, we primarily target middle-market customers who desire value in their gaming, lodging, dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded consumer. The Stratosphere utilizes the unique amenities of its tower to entice visitors. Gaming products, food and beverage products, hotel rooms and entertainment are priced to appeal to the value-conscious middle-market Las Vegas visitor.

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

Competition

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Las Vegas market includes many world-class destination resorts, with numerous tourist attractions. Many Las Vegas hotel and casino resorts are themselves tourist attractions. Each of these resorts competes with us in our ability to attract visitors to the Stratosphere. The Stratosphere’s hotel and food and beverage operations compete directly with other properties targeting the value-oriented, middle-market Las Vegas visitor. The Stratosphere competes with other hotels and casinos on the Las Vegas Strip and in Downtown Las Vegas based on a mix of casino games, personal service, payout ratios, location, price of hotel rooms, restaurant value and promotions.

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

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 38.6 million visitors in 2005 to 42.3 million visitors in 2015. The number of hotel and motel rooms in Las Vegas has increased from 133,186 at the end of 2005 to 149,213 at the end of 2015, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel average monthly occupancy rate exceeded 80% for each of the years from 2005 through 2015. Hotel occupancy increased 0.7 percentage points to 89.8% for 2015 compared to 89.1% in 2014, which is below the peak of 94.0% in 2007. According to the LVCVA, visitor volume increased by 2.9% in 2015 compared to 2014. The Las Vegas hotel ADR increased by 3.2% in 2015 compared to 2014.

Las Vegas Strip gaming revenues have grown as Las Vegas visitation and hotel room counts have grown. Between 2005 and 2015, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 0.5%. Gaming revenues for 2015 totaled approximately $6.3 billion, a 0.4% decrease from 2014. A decline in baccarat play, which is favored by high-end international guests, was a significant contributor to the decline in gaming revenue on Las Vegas Strip in 2015. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 6.2 million in 2005 to 5.9 million in 2015. Convention attendance increased 14.0% during 2015 compared to 2014 and has increased 31.1% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1.8 million people in 2005 to approximately 2.1 million people in 2015, a compound annual growth rate of 1.7%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2014 to 2015, it is estimated that Las Vegas experienced a 2.4% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. Starting in March, 2014 the new Laughlin Events Center has hosted several headline concerts that have created successful events in the market. According to the LVCVA, visitation declined 5.1% in 2015 compared to 2014. From 2007 to 2012, annual decreases in visitors averaged 7.5%. In 2013 and 2014, the decreases averaged 1.4%. Laughlin gaming revenues increased 1.7% in 2015 compared to 2014 versus a 1.0% increase in 2014 compared to 2013.

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

Registration Requirements

On December 17, 2015, the Nevada Gaming Commission issued an Eighth Revised Order of Registration of ACEP as a publicly traded company, which we refer to herein as a registered company for purposes of the Nevada Gaming Control Act. The order amends and restates the provisions of the Seventh Revised Order of Registration entered on February 26, 2015, which (1) prohibits Holdings from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect interest in our membership interests or any other security convertible into or exchangeable into our Class B membership interests, without the prior approval of the Nevada Gaming Commission, (2) prohibits the members of Voteco from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in Voteco without the prior approval of the Commission, (3) prohibits Strat Hotel Investor, L.P., Whitehall Parallel Global Real Estate Limited Partnership 2007, MLQ Stratosphere, LLC and W2007 Finance Sub, LLC from selling, assigning, transferring, pledging or otherwise disposing of any direct or indirect membership interest in W2007/ACEP Holdings or any other security that is convertible or exchangeable into a membership interest in Holdings without the prior approval of the Nevada Gaming Commission, and  (4) prohibits ACEP, Voteco, Holdings, Strat Hotel Investor, L.P., MLQ Stratosphere, LLC or W2007 Finance Sub, LLC, without the prior approval of the Nevada Gaming Commission, from declaring cash dividends or distributions on any class of  their securities to any person who has not been licensed or found suitable by the Nevada Gaming Commission, provided, however, that any of the foregoing entities may, with the prior approval of the Chairman of the Nevada State Gaming Control Board, pay dividends and make distributions to its direct or indirect equity owners who have not been licensed or found suitable by the Nevada Gaming Commission for the purpose of defraying tax liabilities and tax-related expenses of such direct or indirect equity owners that arise directly out of such direct or indirect ownership interest.

The Eighth Revised Order of Registration also approved ACEP’s pledge of the membership interest of Stratosphere Holding, LLC, Charlies Holding LLC, Aquarius Gaming LLC and ACEP Interactive, LLC to Deutsche Bank AG New York Branch, as Collateral Agent, in conjunction with a credit and guaranty agreement, and an amendment to its Order of Registration. Stratosphere Holding, LLC’s pledge of the membership interest of Stratosphere Gaming LLC to Deutsche Bank AG New York Branch, as Collateral Agent in conjunction with a credit and guaranty agreement, and of Charlies Holding LLC’s pledge of membership interest of Arizona Charlies, LLC and Fresca LLC to Deutsche Bank AG New York Branch, as Collateral Agent, in conjunction with a credit and guaranty agreement.

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

 Employees

At December 31, 2015, we had approximately 4,300 employees, of which approximately 1,600 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good. At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (995 merged with 986 in 2014) expires on March 31, 2018. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2018. The contract with the International Union of Operating Engineers, Local 501, AFL-CIO was canceled by the union effective December 1, 2015, however, negotiations continue.

At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The agreement with the Security, Police, and Fire Professional of America expires on February 28, 2017.

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

Although we generated operating income of $47.5 million and $33.4 million for the years ended December 31, 2015 and December 31, 2014, respectively, we may experience reduced operating income or incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

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

The economic recession that occurred in the United States from 2008 – 2009 significantly affected our business and continues to affect our business and the markets in which we operate. We reduced room rates and engaged in promotional activities to try to attract customers. The combination of fewer customers, less spending by customers, and need for promotional incentives reduced revenue and operating margins. At the same time, we found it difficult to reduce operating costs in line with reductions in visitor numbers or customer spending, further reducing operating margins. Although operating margins have since stabilized, there can be no assurance that these circumstances will not reoccur. As a result of the recession, tourism and the residential and commercial real estate markets in and around Las Vegas experienced a significant decline and construction spending in the Las Vegas area (which has historically been an important driver for the local economy) significantly decreased. The amount of spending by visitors to casinos in Las Vegas has not fully recovered from the 2008-2009 recession. For example, gaming revenue in Clark County, Nevada, where all of our properties are located, was approximately $9.6 billion in 2015, which is 12.1% below the peak of approximately $10.9 billion in 2007. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

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

Our success depends in part on our ability to acquire, enhance, and/or introduce successful gaming concepts and game content.

Our casinos are heavily dependent on revenue generated by the games, particularly slot machines, we offer to our customers. We source games and game content through third-party suppliers. We believe that creative and appealing game content, innovative game concepts, and licensed brands produces more revenue for our casinos and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the acceptance of our existing game content or effectively obtain from third parties game content or licensed brands that will be widely accepted by our customers. There can be no assurance that our third party suppliers will be able to produce new creative and appealing game content, innovative game concepts, and licensed brands in the future that will be widely accepted by our customers.

Our hotels and casinos may need to increase capital expenditures to compete effectively but we may not execute those plans in a timely manner or have sufficient funds to do so.

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
We rely on information technology systems and any failures in our systems could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks, and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance, and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases, could have a material adverse effect on our business, reputation, financial condition, liquidity or results of operations. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could be more expensive, time consuming, disruptive and resource-intensive than existing systems or cause business disruptions. Such disruptions could materially and adversely impact our ability to provide services to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

 Our operations may be adversely impacted by expanded Native American, internet, mobile, and other gaming operations if they attract customers that otherwise would visit our properties.

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

We require significant amounts of working capital to operate our business. Our primary source of cash is from the operation of our properties. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business and our ability to meet our obligation to make payments on the 2015 Term Loans.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Nevada Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Regular Session of the Nevada Legislature (‘‘Nevada Legislature’’) convenes every two years. From time to time, there have been gaming revenue tax increase proposals in Nevada. The Nevada Legislature also approved an increase from 1.17% to 1.475% in the Modified Business Tax that is charged against employee wages, which has increased our labor costs. During the 2013 Nevada Legislature session, legislators considered a 2% Gross Margins Tax on businesses operating in Nevada. The initiative was included on the 2014 general election ballot and was defeated. The 2015 Nevada Legislature passed a budget plan that includes new and extended taxes. This budget includes increasing the business license fee on certain companies based on their revenues. Gaming companies will be required to pay the business license fee based on non-gaming revenues. The Nevada Constitution prohibits both personal and corporate state income taxes. We cannot assure you that our taxes or fees will not be increased. These taxes could have an adverse impact upon our business, financial condition and results of operations because of increased costs to us or our customers.

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

At the Stratosphere, our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (995 merged with 986 in 2014 ) expires on March 31, 2018. The collective bargaining agreement at the Stratosphere with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2018. The contract with the International Union of Operating Engineers, Local 501, AFL-CIO was canceled by the union effective December 1, 2015, however negotiations continue.

At the Aquarius, the collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2016. The agreement at the Aquarius with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2017. The collective bargaining agreement at the Aquarius with the United Steelworkers of America expired on April 1, 2013, however, the agreement is considered extended indefinitely unless we are notified in writing. We have not been notified in writing. The agreement with the Security, Police, and Fire Professional of America expires on February 28, 2017

We do not expect any work stoppages or slowdowns. Any unexpected shutdown of one of our casino properties could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.

From time to time, we are a defendant in a variety of litigation and other adversarial proceedings, which are costly to defend, divert management’s attention from our operations and may cause us to pay damages if we are unsuccessful in defending against the actions or unable to cover damages with insurance proceeds.

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

Stratosphere

The Stratosphere is located at 2000 Las Vegas Boulevard South, Las Vegas, Nevada on approximately 34 acres owned by us.

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

As of December 31, 2015, there was no public market for our common equity.

No established public trading market exists for our equity securities. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our equity securities.

There are no warrants to purchase, or securities convertible into, our common equity. All of our membership interests are subject to sale pursuant to Rule 144 under the Securities Act, subject to the limitations set forth therein. We have not agreed with any security holder to register any of our common equity for sale by any security holder. None of our common equity is being, or has been publicly proposed to be, publicly offered by us.

We have one holder of record of our Class A Interests and one holder of record of our Class B Interests.

We do not pay, and do not anticipate paying, any dividends or making any distributions on our common equity. The 2015 Credit Agreement restricts us from the payment of dividends and distributions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in the “Notes to Consolidated Financial Statements.”

On March 26, 2014 our Board of Directors approved the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan that allows for the issuance of securities to our employees.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the total shares of our Class B Interests authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2015:

	As of December 31, 2015
	Authorized	Issued (or to be issued)	Number of Securities remaining available for future issuance under equity compensation plans	Equity Type

2013 W2007/ACEP Holdings Management Incentive Plan	19,000,000	15,535,000	3,465,000	Stock Option Awards Restricted Stock Units

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

The selected historical consolidated financial data as of December 31, 2015, 2014, 2013, 2012 and 2011, and the years ended December 31, 2015, 2014, 2013, 2012 and 2011; each has been derived from our audited consolidated financial statements at those dates and for those periods.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Income Statement Data:
Revenues:
Casino	$205,033	$199,279	$198,945	$200,676	$202,219
Hotel	83,070	71,897	64,040	64,099	63,983
Food and beverage	78,606	73,548	68,327	66,906	68,362
Tower, retail, entertainment and other	34,378	33,464	32,287	33,161	32,658
Gross revenues	401,087	378,188	363,599	364,842	367,222
Less promotional allowances	28,020	27,057	26,164	25,113	24,655
Net revenues	373,067	351,131	337,435	339,729	342,567

Costs and expenses:
Casino	64,386	64,141	64,067	65,085	66,082
Hotel	37,152	34,823	32,484	34,072	34,305
Food and beverage	58,129	55,490	52,572	51,645	51,314
Other operating expenses	10,833	11,526	11,275	11,496	12,001
Selling, general and administrative	123,993	122,569	114,807	115,039	112,243
Depreciation and amortization	29,086	29,257	31,678	33,311	39,056
Pre-opening costs	—	—	119	72	—
(Gain) loss on disposal of assets	1,974	(26)	(61)	(70)	(74)
Management fee - related party	—	—	500	1,000	1,070
Impairment of assets	—	—	—	—	290
Total costs and expenses	325,553	317,780	307,441	311,650	316,287

Income from operations	47,514	33,351	29,994	28,079	26,280

Other income (expense):
Loss on debt redemption	(14,679)	—	(7,866)	(1,112)	(1,378)
Interest income	—	—	—	—	2
Interest expense	(19,862)	(25,773)	(34,605)	(42,765)	(45,168)
Interest expense - related party	(911)	(598)	(2,658)	—	—
Total other expense, net	(35,452)	(26,371)	(45,129)	(43,877)	(46,544)

Net income (loss)(1)	$12,062	$6,980	$(15,135)	$(15,798)	$(20,264)

OTHER FINANCIAL DATA:
Capital expenditures	$20,853	$14,461	$13,913	$17,406	$15,511

(1)
ACEP is a disregarded entity for federal and state tax purposes and all the tax on its income is borne by its members. ACEP does not record a provision for taxes on its consolidated statements of operations.

Consolidated Balance Sheet ($ in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Cash	$71,763	$76,953	$55,151	$63,169	$74,201
Total Assets	1,159,626	1,174,983	1,167,152	1,192,307	1,219,974
Total Debt (1)	285,302	318,446	321,725	329,592	342,217
Total Liabilities	321,128	349,760	352,931	362,951	374,820
Total Members’ Equity	$838,498	$825,223	$814,221	$829,356	$845,154

(1)	Total debt, including current portion, consists of the current and long-term portions of capital lease obligations and notes payable less unamortized discount and debt issuance costs.

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

Overview

We own and operate four gaming and entertainment properties in Clark County, Nevada. The four properties are:

•	the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas;

•	two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities; and

•	the Aquarius Casino Resort in Laughlin, Nevada, which caters to visitors to and residents of Laughlin and Northwest Arizona.

We believe that the Stratosphere is one of the most recognizable landmarks in Las Vegas, our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces and the Aquarius is the largest hotel by number of rooms in Laughlin.

We currently offer gaming, hotel, dining, entertainment, retail and other amenities at our properties. We use certain key measurements to evaluate operating revenues. Casino revenue measurements include “table games drop” and “slot coin in”, which are measures of the total amounts wagered by customers. Win or hold percentage represents the percentage of table games drop or slot coin in that is won by the casino and recorded as casino revenues. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate or ADR, which is total hotel revenue divided by occupied rooms. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Our operating results greatly depend on the volume of customers at our properties, which in turn affects our gaming revenues and the price we can charge for our non-gaming amenities. A substantial portion of our revenue is generated from our gaming operations; especially slot play (including video poker). Approximately 51.1% of our gross revenue in 2015 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during fiscal year 2015, with hotel sales representing 20.7% and food and beverage sales representing 19.6%. The majority of our revenue is cash-based through customers wagering with cash or paying for non-gaming amenities with cash or credit card.

Our expenses also depend on the volume of customers at our properties. The volume of customers that visit our properties directly affects our labor expenses, which represented approximately 51.4% of our expenses during fiscal year 2015, and the amount we spend on marketing, which represented approximately 3.5% of our expenses during fiscal year 2015. However, we incur a significant amount of costs that do not vary directly with changes in the volume of customers. As a result, it is difficult to reduce costs to match reductions in demand, which can result in reduced operating margins. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance and capital expenditures and provide excess cash for future development.

The Las Vegas and Laughlin Markets

All of our properties are located in the Las Vegas and Laughlin, Nevada markets. Accordingly, our results of operations are driven by economic conditions in these markets.

Las Vegas is one of the largest entertainment markets in the country. We believe that Las Vegas hotel occupancy rates are among the highest of any major market in the United States. We believe that the Las Vegas gaming market has two distinct sub-segments: the destination market, which tends to be concentrated on the Las Vegas Strip and Downtown Las Vegas, and the local market, which includes the surrounding Las Vegas area.

According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors traveling to Las Vegas has increased over the last ten years from 38.6 million visitors in 2005 to 42.3 million visitors in 2015. The number of hotel and motel rooms in Las Vegas has increased from 133,186 at the end of 2005 to 149,213 at the end of 2015, giving Las Vegas the most hotel and motel rooms of any metropolitan area in the world. Despite this significant increase in the supply of rooms, the Las Vegas hotel average monthly occupancy rate exceeded 80% for each of the years from 2005 through 2015. Hotel occupancy increased 0.7 percentage points to 89.8% for 2015 compared to 89.1% in 2014, which is below the peak of 94.0% in 2007. Las Vegas tourism increased according to the LVCVA as visitor volume increased 2.9% in 2015 compared to 2014. The hotel ADR increased by 2.7% in 2015 compared to 2014.

 Las Vegas Strip gaming revenues have grown as Las Vegas visitations and hotel room counts have grown. Between 2005 and 2015, gaming revenues on the Las Vegas Strip experienced a compound annual growth of 0.5%; however gaming revenues for

2015 totaled approximately $6.3 billion, a 0.4% decrease from 2014. A decline in baccarat play, which is favored by high-end international guests, was a significant contributor to the decline in gaming revenue on Las Vegas Strip in 2015. Our properties do not target the baccarat player.

According to the LVCVA, Las Vegas has been the United States’ top-ranked destination for trade shows for the last ten years. The number of trade show and convention attendees in Las Vegas decreased from approximately 6.2 million in 2005 to 5.9 million in 2015. Convention attendance increased 14.0% during 2015 compared to 2014 and has increased 31.1% compared to 2009.

We believe that the growth in the Las Vegas tourist market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation destination and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

Nevada has enjoyed population growth that includes an increasing number of retirees and other active gaming customers. A majority of Nevada’s growth has occurred in Las Vegas, which is located in Clark County. The population of Clark County has grown from 1.8 million people in 2005 to approximately 2.1 million people in 2015, a compound annual growth rate of 1.7%. In comparison, the United States population increased at a compound annual growth rate of 0.8% during this period. From 2014 to 2015, it is estimated that Las Vegas experienced a 2.4% increase in population.

The Laughlin area economy is primarily dependent on the gaming and tourism industry. Visitor volume and occupancy rates have declined on an annual basis over the past several years while the number of hotel rooms has remained fairly constant. The new Laughlin Events Center has hosted several headline concerts that have created successful events in the market. According to the LVCVA, visitation declined 5.1% in 2015 compared to 2014. From 2007 to 2012, annual decreases in visitors averaged 7.5%. In 2014 and 2013, the decreases averaged 1.4%. Laughlin gaming revenues increased 1.7% in 2015 compared to 2014 versus a 1.0% increase in 2014 compared to 2013.

Outstanding Debt

On July 7, 2015, ACEP, or the Company, and certain of its subsidiaries, or the Guarantors, entered into the 2015 Credit Agreement. Pursuant to the terms of the 2015 Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the 2015 Term Loans, and a $15 million revolving credit facility, or the New Revolving Facility. The proceeds from the 2015 Term Loans were used to redeem the First Lien Term Loans and Second Lien Term Loans.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance.

 Results of Operations

The following table sets forth the results of our operations for the periods indicated.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Income Statement Data:
Revenues:
Casino	$205.0	$199.3	$199.0
Hotel	83.1	71.9	64.0
Food and beverage	78.6	73.5	68.3
Tower, retail and other	34.4	33.5	32.3
Gross revenues	401.1	378.2	363.6
Less promotional allowances	28.0	27.1	26.2
Net revenues	373.1	351.1	337.4

Costs and expenses:
Casino	64.4	64.1	64.1
Hotel	37.2	34.8	32.5
Food and beverage	58.1	55.5	52.6
Other operating expenses	10.8	11.5	11.3
Selling, general and administrative	126.0	122.6	115.1
Pre-opening costs	—	—	0.1
Depreciation and amortization	29.1	29.3	31.7
Total costs and expenses	325.6	317.8	307.4
Income from operations	$47.5	$33.3	$30.0

EBITDA Reconciliation:
Net income (loss)	$12.1	$7.0	$(15.1)
Interest expense	20.8	26.3	37.3
Depreciation and amortization	29.1	29.3	31.7
EBITDA	$62.0	$62.6	$53.9

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Las Vegas has shown positive economic signs. Total gaming revenue in Clark County increased 0.9% in 2015 compared to 2014. After deducting Baccarat, a game preferred by mostly wealthy international visitors, Clark County gaming revenue increased approximately 3.5% in 2015 compared to 2014. Although economic indicators are increasingly favorable in the United States and Clark County, accelerated growth has not occurred. According to the Las Vegas Convention and Visitors Authority, or LVCVA, the number of visitors to Las Vegas increased 2.9% to 42.3 million visitors in 2015 compared to 2014. Employment in Las Vegas is increasing and the unemployment rate is decreasing. Las Vegas housing prices have increased and as a percentage of overall housing sales, short sales and bank owned property sales continue to decline. The number of visitors to Laughlin decreased 5.1% in 2015, a decline of approximately 101,000 visitors. Gaming revenue increased 1.7% in 2015, and occupancy also increased. Operators in all of our markets continue to use aggressive promotions and discounted prices to attract customers and increase occupancies at their properties. Competition for customers is intense. All of these factors have impacted our results.

Our consolidated gross revenues increased 6.1% to $401.1 million for the year ended December 31, 2015 from $378.2 million for the year ended December 31, 2014. Consolidated income from operations and EBITDA increased 42.6% and decreased 1.0% to $47.5 million and $62.0 million for the year ended December 31, 2015 compared to $33.3 million and $62.6 million for the year ended December 31, 2014. The increases in our gross revenues and income from operations are due primarily to increases in hotel, casino and food and beverage revenues.

Certain items had a negative impact on income from operations and EBITDA for the years ended December 31, 2015 and December 31, 2014. For the year ended December 31, 2015 the Company recognized a loss on asset disposal of approximately $2.0 million compared to a gain of approximately $26,000 for the year ended December 31, 2014. The loss on asset disposal for the year ended December 31, 2015 was due a $2.1 million write off of pool improvements, due to demolition for pool renovations, at the Stratosphere. For the year ended December 31, 2015 labor cost included approximately $1.2 million in non-cash share-based compensation expense compared to $4.0 million for the year ended December 31, 2014. EBITDA for the year ended December 31, 2015 was negatively impacted by losses on debt redemption of approximately $14.7 million related to our $30.0 million principal payment on the First Lien Term Loans on March 31, 2015 and the redemption of the First Lien Term Loans and Second Lien Term Loans on July 7, 2015, of which approximately $8.9 million was non-cash.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 2.9% to $205.0 million for the year ended December 31, 2015, compared to $199.3 million for the year ended December 31, 2014. Slot revenues increased 2.9% and table revenues increased 4.8% for the year ended December 31, 2015, compared to the year ended December 31, 2014. For the year ended December 31, 2015, our slot hold increased 0.1 percentage point and coin-in increased 0.5% while table drop increased 1.9% and hold increased by 0.6 percentage points compared to the year ended December 31, 2014. For the year ended December 31, 2015, slot machine revenues were 85.3% of casino revenues and table game revenues were 11.6% of casino revenues, compared to 85.2% and 11.4% of casino revenues, respectively, for the year ended December 31, 2014. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 4.5% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Race and sports book revenues decreased 3.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a 0.5 percentage point decrease in hold partially offset by a 0.6% increase in handle. Bingo revenues increased 1.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to a 0.1 percentage point increase in hold. Keno and poker revenues decreased 5.5% and 15.5% respectively for the year ended December 31, 2015 compared to the year ended December 31, 2014. Casino operating expenses increased 0.5% to $64.4 million, or 31.4% of casino revenues, for the year ended December 31, 2015, compared to $64.1 million or 32.2% for the year ended December 31, 2014. The increase in expenses was due to increased revenue taxes. Our casino operating margin was 68.6% for the year ended December 31, 2015, compared to 67.8% for the year ended December 31, 2014.

Hotel

Hotel revenues increased 15.6% to $83.1 million for the year ended December 31, 2015 from $71.9 million for the year ended December 31, 2014. Occupancy was unchanged for the Aquarius and increased for all other properties and average daily room rates increased for all properties. Overall occupancy increased to 72.6% for the year ended December 31, 2015 compared to 68.5% for the year ended December 31, 2014. Our overall ADR increased 9.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Our hotel expenses increased 6.9% to $37.2 million for the year ended December 31, 2015, compared to $34.8 million for the Year ended December 31, 2014. The increase in hotel expenses was due primarily to increased labor costs, commissions and broker fees and supplies expenses. Our hotel operating margin increased to 55.2% for the year ended December 31, 2015 as compared to 51.6% for the year ended December 31, 2014.

Food and Beverage

Food and beverage revenues increased 6.9% to $78.6 million for the year ended December 31, 2015 compared to $73.5 million for the year ended December 31, 2014. Revenues increased for all properties. Overall, average revenue per cover for the year ended December 31, 2015 increased 3.5% compared to the year ended December 31, 2014, while food covers and beverage covers increased 3.2% and decreased 1.8%, respectively.  Our food and beverage expenses increased 4.7% to $58.1 million for the year ended December 31, 2015 compared to $55.5 million for the year ended December 31, 2014 due primarily to increased food and beverage cost of goods and labor costs. Our food and beverage operating margin increased to 26.1% for the year ended December 31, 2015 as compared to 24.5% for the year ended December 31, 2014.

Tower, Retail, Entertainment and Other

Tower, retail and other revenues increased 2.7% to $34.4 million for the year ended December 31, 2015 from $33.5 million for the year ended December 31, 2014. Tower revenues decreased 3.4% for the year ended December 31, 2015, compared to the year ended December 31, 2014. Tower guests declined 2.0% and SkyJump guests fell 13.3% for year ended December 31, 2015 compared to the year ended December 31, 2014. SkyJump was impacted by increased competition from newly launched attractions in the Las Vegas market. Entertainment revenue increased 16.2% for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in entertainment revenue was due primarily to higher average ticket prices for the PIN-UP show at the Stratosphere. Retail revenue increased 13.9% for the year ended December 31, 2015, compared to the year ended December 31, 2014. Other operating income increased 12.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to higher ATM commissions and project development revenues. Other operating expenses decreased 6.1% to $10.8 million for the year ended December 31, 2015, compared to $11.5 million for the year ended December 31, 2014. This decrease was primarily due to lower entertainer fees and labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.7% for the year ended December 31, 2015 compared to 13.6% for the year ended December 31, 2014. The increase was due primarily to increased food promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 2.8% to $126.0 million, or 31.4% of gross revenues, for the year ended December 31, 2015, compared to $122.6 million, or 32.4% of gross revenues, for the year ended December 31, 2014. The increase in expenses was due primarily to a $2.0 million loss on asset disposal, a $984,000 increase in advertising and related expenses, a $505,000 increase in guest loss and damage expenses and a $362,000 increase in credit card fees partially offset by a $1.4 million decrease in labor costs. For the year ended December 31, 2015 the Company recognized a loss on asset disposal of approximately $2.0 million compared to a gain of approximately $26,000 for the year ended December 31, 2014. The loss for the year ended December 31, 2015 was due a $2.1 million write off of pool improvements at the Stratosphere. For the year ended December 31, 2015, labor cost included approximately $1.2 million in non-cash share-based compensation expense compared to $4.0 million for the year ended December 31, 2014.

Interest Expense

Interest expense decreased 20.9% to $20.8 million for the year ended December 31, 2015, compared to $26.3 million for the year ended December 31, 2014. The decrease was due primarily to the repricing of the First Lien Facilities effective February 24, 2014, a $30.0 million principal payment on the First Lien Term Loans on March 31, 2015 and the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

During 2014, the United States continued its slow recovery from the long economic recession that ended in 2009. According to a preliminary estimate released by the U.S. Bureau of Economic Analysis, or BEA, real GDP grew at an annualized rate of 2.6% in the fourth quarter of 2014. This compares to 5.0% real GDP growth in the third quarter of 2014. As the United States economy continues to recover, Las Vegas has shown positive economic signs. Total gaming revenue in Clark County declined 1.2% in 2014 after increases each year from 2010 through 2013. After deducting Baccarat, a game preferred by mostly wealthy international visitors, Clark County gaming revenue decreased approximately 0.2% in 2014 compared to 2013. Although economic indicators are increasingly favorable in the United States and Clark County, accelerated growth has not occurred. According to the LVCVA, the number of visitors to Las Vegas increased 3.7% to 41.1million visitors in 2014 compared to 2013. Employment in Las Vegas is increasing and the unemployment rate is decreasing. Las Vegas housing prices have increased and as a percentage of overall housing sales, short sales and bank owned property sales continue to decline. The number of visitors to Laughlin decreased 2.7% in 2014, a decline of approximately 56,000 visitors. Gaming revenue increased 1.0% in 2014 however, and the number of room nights and occupancy also increased. Operators in all of our markets continue to use aggressive promotions and discounted prices to attract customers and increase occupancies at their properties. Competition for customers is intense. All of these factors have impacted our results.

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

Hotel

Hotel revenues increased 12.3% to $71.9 million for the year ended December 31, 2014 from $64.0 million for the year ended December 31, 2013. Occupancy and average daily room rates increased for all properties. In addition, a 53.1% increase in resort fee revenue at the Stratosphere contributed to the increase in revenue. The resort fee at the Stratosphere was increased in April 2013 and again in May 2014. Overall occupancy increased to 68.5% for the year ended December 31, 2014 compared to 64.9% for the year ended December 31, 2013. Occupancy for the year ended December 31, 2013 was negatively impacted by the loss of a tour operator contract at the Stratosphere. Our overall ADR increased 6.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our hotel expenses increased 7.1% to $34.8 million for the year ended December 31, 2014, compared to $32.5 million for the Year ended December 31, 2013. The increase in hotel expenses was due primarily to increased labor costs, cable and internet expenses, supplies expenses and commissions and broker fees. Our hotel operating margin increased to 51.6% for the year ended December 31, 2014 as compared to 49.2% for the year ended December 31, 2013.

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

During the year ended December 31, 2015, our Net Cash Provided by Operating Activities was approximately $63.9 million, compared to $40.7 million for the year ended December 31, 2014. Cash flows used in investing activities were $19.4 million for the year ended December 31, 2015, and consisted primarily of $20.9 million of capital expenditures (including approximately $1.3 million in non-cash items), of which approximately $3.8 million was spent on slot machine replacements and conversions, $10.0 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.9 million on information technology and $5.2 million on our facilities and operations. During the year ended December 31, 2014, cash flows used in investing activities were $13.3 million and consisted primarily of $14.5 million of capital expenditures (including approximately $1.1 million in non-cash items), of which approximately $3.6 million was spent on slot machine replacements and conversions, $4.5 million for renovations to our hotel rooms, public areas and food and beverage venues, $1.7 million on information technology and $4.7 million on our facilities and operations. Cash flows used in financing activities were $49.7 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2014.  On March 31, 2015, in respect of the First Lien Term Loans, we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million. On July 7, 2015, the proceeds from the issuance of the 2015 Term Loans of $293.5 million were used together with cash on hand to repay in full the Company's existing debt under the 2013 Credit Agreements.

Our primary cash requirements for 2016 are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures which will be evaluated throughout the year.

Our 2016 capital expenditure budget of approximately $31.8 million includes approximately $5.3 million for slot machine replacements and conversions and approximately $6.6 million on pool renovations at Stratosphere and the Aquarius. In addition, we are evaluating additional improvements to our properties that we believe will enhance the overall guest experience.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company will be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

During April, 2016, we will not be required to make an "excess cash flow" principal payment as defined in the Credit and Guaranty agreement for the 2015 Term Loans.

At December 31, 2015, we had unrestricted cash and cash equivalents of $71.8 million. We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next 12 months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A. As a result, we expect our primary source of cash to come from the operation of our properties.

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

The table below sets forth our contractual obligations as of December 31, 2015.

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Debt[1]	$293,525	$2,950	$5,900	$5,900	$278,775
Interest on debt	89,526	14,178	27,852	27,293	20,203
Capital leases, including interest[2]	6,900	85	170	170	6,475
Operating leases	76	28	43	5	—
Other Contractual Obligations[3]	7,838	7,838	—	—	—
Total	$397,865	$25,079	$33,965	$33,368	$305,453

(1)	Does not reflect unamortized discount and deferred issuance costs of $9.2 million.

(2)
Contractual obligations for capital leases include amounts due under a 99-year lease for storage space located at the Arizona Charlie’s Decatur property. We are currently making monthly payments for the storage space of approximately $8,000 per month.

(3)	Consists of contracts for pool renovation projects and executive compensation.

Off-Balance Sheet Liabilities

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This update eliminates the concept of extraordinary items from current guidance but will require an entity to present material transactions or events that are either unusual or infrequently occurring (or both) to be reported as a separate component of income from continuing operations, or alternatively disclosed in notes to financial statements. The amendments in the update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have an impact on our consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary risk exposure relates to interest rate risk. The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the 2015 Term Loans was approximately $292.1 million as of December 31, 2015. For the year ended December 31, 2015, we incurred approximately $20.8 million in interest expense. Interest on the 2015 Term Loans is variable LIBOR plus a margin, with a floor LIBOR rate of 1.00%. If LIBOR increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $3.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
American Casino & Entertainment Properties LLC

We have audited the accompanying consolidated balance sheets of American Casino & Entertainment Properties LLC and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Casino & Entertainment Properties LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Reno, Nevada
March 23, 2016

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of December 31, 2014
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$71,763	$76,953
Investments-restricted	189	211
Accounts receivable, net	5,205	4,427
Other current assets	13,022	12,578
Total Current Assets	90,179	94,169
Property and equipment, net	1,053,810	1,065,250
Intangible and other assets	15,637	15,564
Total Assets	$1,159,626	$1,174,983

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,933	$5,270
Accrued expenses	16,556	14,036
Accounts payable and accrued expenses - related party	8	1
Accrued payroll and related expenses	13,329	12,007
Current portion of long-term debt	2,950	11,501
Current portion of capital lease obligations	—	—
Total Current Liabilities	38,776	42,815

Long-Term Liabilities:
Long-term debt, net of unamortized discount and debt issuance costs	280,887	303,651
Long-term debt - related party	517	2,346
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	282,352	306,945

Total Liabilities	321,128	349,760

Commitments and Contingencies

Members' Equity:
Members' Equity	838,498	825,223
Total Members' Equity	838,498	825,223
Total Liabilities and Members' Equity	$1,159,626	$1,174,983

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Casino	$205,033	$199,279	$198,945
Hotel	83,070	71,897	64,040
Food and beverage	78,606	73,548	68,327
Tower, retail, entertainment and other	34,378	33,464	32,287
Gross revenues	401,087	378,188	363,599
Less promotional allowances	28,020	27,057	26,164
Net revenues	373,067	351,131	337,435

Costs And Expenses:
Casino	64,386	64,141	64,067
Hotel	37,152	34,823	32,484
Food and beverage	58,129	55,490	52,572
Other operating expenses	10,833	11,526	11,275
Selling, general and administrative	123,993	122,569	114,807
Depreciation and amortization	29,086	29,257	31,678
Pre-opening costs	—	—	119
(Gain) loss on disposal of assets	1,974	(26)	(61)
Management fee - related party	—	—	500
Total costs and expenses	325,553	317,780	307,441

Income From Operations	47,514	33,351	29,994

Other Expense:
Loss on debt redemption	(14,679)	—	(7,866)
Interest expense	(19,862)	(25,773)	(34,605)
Interest expense - related party	(911)	(598)	(2,658)
Total other expense	(35,452)	(26,371)	(45,129)

Net Income (Loss)	$12,062	$6,980	$(15,135)

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$12,062	$6,980	$(15,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,086	29,257	31,678
Amortization of debt issuance and debt discount costs	1,899	2,371	4,153
Loss on debt redemption	14,679	—	7,866
(Gain) loss on disposal of assets	1,974	(26)	(61)
Share-based compensation expense	1,213	4,022	—
Changes in operating assets and liabilities:
Accounts receivable, net	(778)	(474)	(434)
Other assets	(517)	(382)	(396)
Accounts payable and accrued expenses	4,301	(1,017)	(3,473)
Related party activity, net	7	8	89
Net Cash Provided By Operating Activities	63,926	40,739	24,287

Cash Flows from Investing Activities:
Decrease in investments-restricted	22	—	—
Acquisition of property and equipment	(19,524)	(13,336)	(12,588)
Proceeds from sale of property and equipment	108	49	169
Net Cash Used In Investing Activities	(19,394)	(13,287)	(12,419)

Cash Flows from Financing Activities:
Prepayment and debt financing costs	(9,998)	(3,124)	(10,257)
Payments on notes payable	(333,249)	(2,150)	(338,575)
Proceeds from issuance of long-term debt	293,525	—	329,250
Payments on capital lease obligation	—	(376)	(304)
Net Cash Used In Financing Activities	(49,722)	(5,650)	(19,886)

Net increase (decrease) in cash and cash equivalents	(5,190)	21,802	(8,018)
Cash and cash equivalents - beginning of period	76,953	55,151	63,169
Cash and Cash Equivalents - end of period	$71,763	$76,953	$55,151

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$18,901	$23,998	$34,581

Supplemental Disclosures of Non-Cash Items:
Accrued capital expenditures	$1,329	$1,125	$1,325

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2012	—	829,356	829,356
Net Loss	—	(15,135)	(15,135)
Balance at December 31, 2013	—	814,221	814,221
Net Income	—	6,980	6,980
Share-based compensation expense	—	4,022	4,022
Balance at December 31, 2014	—	825,223	825,223
Net Income	—	12,062	12,062
Share-based compensation expense	—	1,213	1,213
Balance at December 31, 2015	$—	$838,498	$838,498

See notes to consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

On July 7, 2015, ACEP, or the Company, and certain of its subsidiaries, or the Guarantors, entered into a Credit and Guaranty Agreement, or the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the 2015 Term Loans, and a $15 million revolving credit facility, or the New Revolving Facility. The proceeds from the 2015 Term Loans were used to redeem the First Lien Term Loans and Second Lien Term Loans. (See note 7)

On July 3, 2013, ACEP and certain of its subsidiaries, or Guarantors, entered into a First Lien Credit and Guaranty Agreement, or First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, the First Lien Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of senior secured term loans, or First Lien Term Loans, and $15 million of senior secured revolving credit facility, or Revolving Facility (the Revolving Facility together with the First Lien Term Loans, the “First Lien Facilities”).

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

In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company's guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Food and Beverage	$20,167	$19,113	$18,191
Rooms	6,201	6,323	6,449
Other	1,652	1,621	1,524
Total	$28,020	$27,057	$26,164

The estimated costs of providing complimentaries, included as casino expenses, are as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Food and Beverage	$7,973	$7,667	$7,676
Rooms	20	21	22
Other	32	23	16
Total	$8,025	$7,711	$7,714

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

The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives.  For the years ended December 31, 2015, 2014 and 2013, we capitalized interest of $45,000, $61,000 and $176,000, respectively.

Unamortized Debt Issue Costs

Debt issuance and debt discount costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2015, 2014 and 2013, amortization of debt issue costs and debt discount totaled $1.9 million, $2.4 million and $4.2 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.

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

Sales, Advertising and Promotion

Sales, advertising and promotion costs are expensed as incurred and were approximately $11.3 million, $10.3 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Our taxable income or loss is included in Holdings’ partnership tax return (Holdings is a limited liability company and treated as a partnership for tax purposes). As a limited liability company, Holdings’ taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, we are not a taxable entity for federal or state income tax purposes and the tax on our income is borne by our members. Hence, no provision or liability for income taxes has been included in the financial statements. Earnings and losses are included in the income tax returns of the members of Holdings and taxed depending on their tax strategies. The Company had no uncertain tax positions at December 31, 2015 and 2014.

Holdings’ members are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. The net tax basis of Holdings’ assets and liabilities exceeded the reported amounts by $58.5 million, $52.3 million and $47.5 million at December 31, 2015, 2014 and 2013, respectively.  Holdings files tax returns in the United States and is subject to income tax examinations for the years beginning with 2012.

Intangible Assets and Long-Lived Assets

Our finite-lived intangible assets consist of a non-compete agreement and a player loyalty plan, and both were fully amortized in 2013. Our indefinite-lived intangible assets consist of trade names. Acquired assets are recorded at fair value on the date of acquisition. Finite-lived intangible assets are amortized over the estimated period to be benefited. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment, during the fourth quarter.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2014 to conform with the current fiscal period presentation. The Company reclassified debt issuance costs from Debt issuance costs, net to Long-term debt, net of unamortized discount and debt issuance costs. This reclassification had no effect on net income.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This update amends current guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and that existing guidance for performance conditions should be used to account for such awards. The amendments in this update will be effective for annual periods beginning after December 15, 2015. This standard is not expected to have an impact on our consolidated financial statements.

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

Note 2.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2015	2014
	(in thousands)
Hotel and related	$2,540	$2,159
Gaming	594	611
Other	2,179	1,754
	5,313	4,524
Less allowance for doubtful accounts	(108)	(97)
	$5,205	$4,427

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$97	$141	$84
Bad debt expense	116	41	112
Deductions and write-offs	(105)	(85)	(55)
Balance at end of period	$108	$97	$141

Note 3.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Inventories	$3,114	$2,832
Prepaid expenses	9,066	9,330
Other	842	416
	$13,022	$12,578

Note 4.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Land and improvements	$724,376	$724,167
Buildings and improvements	430,091	425,196
Furniture, fixtures and equipment	143,412	137,345
Construction in progress	7,338	3,716
	1,305,217	1,290,424
Less accumulated depreciation and amortization	(251,407)	(225,174)
	$1,053,810	$1,065,250

Assets recorded under capital leases were approximately $3.0 million at both December 31, 2015 and 2014. Such assets include buildings of approximately $600,000 and equipment of approximately $2.4 million at both December 31, 2015 and December 31, 2014. Accumulated depreciation and amortization at December 31, 2015 and 2014 includes amounts recorded for capital leases of $2.6 million.

Note 5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued liabilities	$6,437	$5,807
Accrued taxes	2,605	2,336
Accrued gaming liabilities	2,740	2,541
Other	4,774	3,352
	$16,556	$14,036

Note 6.	Leases

For the years ended December 31, 2015, 2014 and 2013, we recorded rental revenue of $5.9 million, $5.3 million and $4.9 million, respectively.

The future minimum lease payments to be received under non-cancelable operating leases for years subsequent to December 31, 2015 are as follows:

Years ending December 31,	(in thousands)
2016	$2,913
2017	1,597
2018	206
2019	209
2020	143
Thereafter	99
Total	$5,167

The above minimum rental income does not include contingent rental income or common area maintenance costs contained within certain retail operating leases.

The Company, as a lessee, had operating lease expenses for the years ended December 31, 2015, 2014 and 2013 of $41,000, $47,000 and $46,000, respectively.

 Future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2015:

Years ending December 31,	(in thousands)
2016	$28
2017	24
2018	19
2019	5
Total	$76

Future minimum lease payments under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2015:

Years ending December 31,	(in thousands)
2016	$85
2017	85
2018	85
2019	85
2020	85
Thereafter	6,475
Total minimum lease payments	6,900
Less: amount representing interest of 10%	(5,952)
Present value of net minimum lease payments	948
Less: current portion	—
Long-term capital lease obligation	$948

Note 7.	Debt

Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2015	2014
	(In thousands)
2015 Term Loans due July 7, 2022, interest at a 3.75% margin above reserve-adjusted eurodollar rate, with a 1.00% floor	$293,525	$—
2015 Revolving Facility due July 7, 2020	—	—
First Lien Term Loans due July 3, 2019	—	211,775
Second Lien Term Loans due January 3, 2020	—	120,000
First Lien Revolving Credit Facility	—	—
Unamortized discount and debt issuance costs	(9,171)	(14,277)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	285,302	318,446
Current portion of long-term debt and capital lease obligations	(2,950)	(11,501)
Total long-term debt and capital lease obligations, net	$282,352	$306,945

2015 Term Loans and Revolving Facility

On July 7, 2015, the Company and certain of its subsidiaries, or the Guarantors, entered into the 2015 Credit Agreement, with the Lenders party thereto from time to time, DBNY, as administrative agent and collateral agent, Goldman Sachs LP, and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents, and DBSI as documentation agent. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the 2015 Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of the $295 million of 2015 Term Loans, and the $15 million 2015 Revolving Facility. The maturity date of the 2015 Term Loans is the earlier to occur of (i) July 7, 2022 and (ii) the acceleration of the Term Loans, and the maturity date of the 2015 Revolving Facility is the earlier to occur of (i) July 7, 2020 and (ii) the acceleration of the 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand, to repay in full the Company’s existing debt under the 2013 Credit Agreements. The Company also recognized a $14.7 million loss on debt redemption which consisted of an $11.1 million write off of unamortized debt issuance costs and discounts, and a $3.6 million prepayment penalty.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of December 31, 2015, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company may be required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to, at any time, make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

The 2015 Revolving Facilities bear interest at a base rate plus an applicable margin that is1.25%, 1.75% or 2.25% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted Eurodollar rate plus an applicable margin that is 2.25%, 2.75% or 3.25% per annum (depending on the Company’s First Lien Net Leverage Ratio). In the case of eurodollar rate revolving facilities, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. We will also pay a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage is either 0.250% or 0.375% per annum (depending on the Company’s First Lien Net Leverage Ratio). We may at the expiration of any interest period convert all or a portion of the Revolving Facility to base rate loans or Eurodollar loans. We may at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of December 31, 2015 there were no borrowings outstanding under the 2015 Revolving Facility.

The Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) a springing financial maintenance covenant; and (iii) restrictions on distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of December 31, 2015 we were in compliance with the covenants of the Credit Agreement.

 First Lien Facilities

On July 3, 2013, the Company and certain of its subsidiaries, or the Guarantors, entered into the First Lien Credit Agreement, with the lenders party thereto from time to time, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs, and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents for the First Lien Facilities. Pursuant to the terms of the First Lien Credit Agreement, the lenders party thereto provided the Company with senior secured loan facilities in an aggregate principal amount of $230 million, consisting of $215 million of First Lien Term Loans, and a $15 million Revolving Facility.

The maturity date of the First Lien Term Loans was the earliest to occur of (i) July 3, 2019 and (ii) the acceleration of the First Lien Term Loans. The First Lien Term Loans bore interest either at a base rate plus 3.75% per annum or at the reserve-adjusted Eurodollar rate plus 4.75% per annum. Interest was computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We were entitled to at the expiration of any interest period convert all or a portion of the First Lien Term Loans to base rate loans. The First Lien Term Loans were subject to scheduled principal payments on the last day of each calendar quarter on and after September 30, 2013 in an amount equal to 0.25% of the original principal balance. The First Lien Term Loans were also subject to annual principal payments equal to a percentage of excess cash flow earned during a calendar year.  For the fiscal year ended December 31, 2013, the company was required to make a principal payment equal to 75% of excess cash flow for the period of August 1, 2013 through December 31, 2013, and for all fiscal years ending on and after December 31, 2014 through the maturity date of the First Lien Term Loans, the percentage of excess cash flow varied based on the ratio of total indebtedness to trailing four quarter adjusted EBITDA. For the fiscal year ended December 31, 2014 we were required to make a principal payment equal to 50% of excess cash flow. The amount due related to excess cash flow was approximately $9.4 million and was paid on March 31, 2015. In addition, we were entitled to at any time make voluntary principal prepayments to the First Lien Term Loans in amounts of $1 million or greater.

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

The maturity date of the Revolving Facility was the earliest to occur of (i) July 3, 2018 and (ii) the acceleration of the Revolving Facilities. The Revolving Facilities bore interest at a base rate plus an applicable margin that is 2.75%, 3.25% or 3.75% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted Eurodollar rate plus an applicable margin that is 3.75%, 4.25% or 4.75% per annum (depending on the Company’s First Lien Leverage Ratio). We also paid a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage was either 0.375% or 0.500% per annum (depending on the Company’s First Lien Leverage Ratio). Interest and commitment fees were computed on the basis of a 360-day year and the actual number of days between interest periods with interest and commitment fees payable in one month, two month or three month periods or any other period acceptable to the administrative agent. We were entitled to, at the expiration of any interest period convert all or a portion of the Revolving Facility to base rate loans or Eurodollar loans. We were entitled to at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

Second Lien Term Loans

On July 3, 2013, the Company and the Guarantors entered into the Second Lien Credit and Guaranty Agreement, or Second Lien Credit Agreement, together with the First Lien Credit Agreement, the 2013 Credit Agreements, with the lenders party thereto from time to time, DBNY, as administrative agent, collateral agent and documentation agent, and Goldman Sachs and DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents. The Guarantors provided collateral of all of the real personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents as security for the obligations. Pursuant to the terms of the Second Lien Credit Agreement, the lenders party thereto provided the Company with secured second lien term loans in the aggregate principal amount of $120 million, the Second Lien Term Loans. The maturity date of the Second Lien Term Loans was the earliest to occur of (i) January 3, 2020 and (ii) the acceleration of the Second Lien Term Loans. The Second Lien Term Loans bore interest either at a base rate plus 9.00% per annum or at the reserve-adjusted Eurodollar rate plus 10.00% per annum. Interest was computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable in either one month, two month or three month periods or any other period acceptable to the administrative agent. As of December 31, 2014, all Second Lien Term Loans were Eurodollar rate loans. We were entitled to, at the expiration of any interest period convert all or a portion of the Second Lien Term Loans to base rate loans.

Both of the 2013 Credit Agreements included a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) leverage and financial maintenance covenants; and (iii) restrictions on capital expenditures, distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business.

Maturities for the 2015 Term Loans outstanding as of December 31, 2015 are as follows:

Years ending December 31,	(in thousands)
2016	$2,950
2017	2,950
2018	2,950
2019	2,950
2020	2,950
Thereafter	278,775
Total	$293,525

The estimated fair value of the 2015 Term Loan was approximately $292.1 million as of December 31, 2015.

Note 8.	Related Party Transactions

For the year ended December 31, 2015, we paid Goldman Sachs approximately $2.5 million in underwriting and related fees on our debt compared to $674,000 and $3.4 million for the years ended December 31, 2014 and 2013, respectively. We also paid Goldman Sachs approximately $911,000 in interest for the year ended December 31, 2015 compared to $598,000 and $2.6 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, Goldman Sachs owned approximately $517,000 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Facility. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2015 and December 31, 2014, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed fees of approximately $412,000 for the year ended December 31, 2015 compared to $394,000 and $401,000 for the years ended December 31, 2014 and 2013, respectively. In addition, we provided construction management services to Goldman Sachs RMD for hotels managed by them. We recorded revenues of $0 for the year ended December 31, 2015 compared to $0 and $330,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, we owed Goldman Sachs RMD $0. As of December 31, 2015 and December 31, 2014, Goldman Sachs RMD owed us approximately $0.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of $0 for the year ended December 31, 2015 compared to $0 and $500,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, there were no amounts due to or from Highgate.

On February 24, 2015, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Highgate (23)% and an employee of Highgate (40)%. From December 4, 2012 through February 24, 2015 we did not use Travel Tripper LLC’s services. We expensed fees of approximately $30,000 for the year ended December 31, 2015 compared to $0 and $8,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, we owed TTL approximately $1,000 and $0, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $15,000 for the year ended December 31, 2015 compared to $21,000 and $24,000 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2015 and December 31, 2014, we owed Nor1 approximately $7,000 and $1,000, respectively.

If a proposed transaction appears to or does involve a related person, the transaction is presented to our management for review. If management is unable to determine if a transaction is with a related party it will be presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

Note 9.	Intangible Assets

Pursuant to authoritative guidance, indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Our indefinite-lived acquired intangible assets include trade names. Our finite-lived acquired intangible assets included our player loyalty plan and a non-compete agreement and were fully amortized as of December 2015 and 2014. Acquired indefinite-lived intangible assets are recorded at fair value on the date of acquisition and finite-lived assets are recorded at cost and amortized over the estimated period to be benefited.

As of December 31, 2015 and 2014, we had the following intangible assets.

	(in thousands)
	December 31, 2015	December 31, 2014
Trade Names	15,507	15,507

We perform an annual impairment test of indefinite-lived intangible assets in the fourth quarter of each year and whenever a triggering event occurs which causes us to perform an impairment test. We completed our 2015, 2014 and 2013 annual impairment test of indefinite-lived intangible assets. None of our indefinite-lived intangible assets were determined to be impaired based on these analyses. The fair value of the trade names was determined using the relief-from-royalty method.

Amortization expense relating to finite-lived intangible assets was $0, $0 and $300,000, respectively, for the years ended December 31, 2015, 2014 and 2013.

Note 10.	Employee Benefit Plans

As of December 31, 2015 approximately 37% of the Company’s employees are members of various unions and covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $9.9 million, $9.8 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has no obligation for funding the plans beyond payments made based upon hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects:

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

 The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		of Collective-
		Zone Status[1]		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2014	2013	Implemented[1]	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	10/14/2014 and 3/31/2016
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2018

1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

For the years ended December 31, 2015, 2014 and 2013, our contributions to multiemployer pension and benefit plans were as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Multiemployer Pension Plans
Central Pension Fund of the IUOE and Participating Employers	$723	$769	$719
Southern Nevada Culinary and Bartenders Pension Plan	1,677	1,521	1,493
All Other Pension Plans	176	179	168
	$2,576	$2,469	$2,380

Multiemployer Benefit Plans Other Than Pensions
HEREIU Welfare Fund	$7,313	$7,356	$6,401
All other benefit plans other than pensions	6	2	3
	$7,319	$7,358	$6,404

For the 2014 plan year, the latest period for which plan data is available, contributions by the Company were less than 5% of total contributions for all multiemployer pension and benefit plans to which the Company contributes.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan.

Note 11.	Share-Based Compensation

The company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 of approximately $1.2 million, $4.0 million, and $0, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

There are 16,500,000 stock options and 2,500,000 restricted stock units, or RSUs, available for issuance under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that was approved on March 26, 2014. On March 26, 2014, our Board of Directors approved the grant of 2,500,000 RSUs under the 2013 Plan to executive officers and certain key employees, effective April 1, 2014. RSUs only vest upon a qualifying event (generally an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or sale or other disposition of Holdings). Additionally on March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options to be measured and valued over the next three years in accordance with ASC 718, effective April 1, 2014. In 2015, the Company measured and expensed 3,258,750 stock options granted under the 2013 Plan that have already vested. In 2014, the Company measured and expensed 6,517,500 stock options granted under the 2013 Plan that have already vested. The remaining stock options will be measured and expensed ratably over the next year based on the establishment of performance and service conditions and will vest upon the achievement of such performance and service conditions. The stock options expire 10 years from the grant date.

A summary of stock option activity for the years ended December 31, 2015 and 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2013	—	$—	$—	—
Granted	13,035,000	1.00	1.00	9.25
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2014	13,035,000	1.00	$1.00	9.25
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2015	13,035,000	$1.00	$1.00	8.25
Vested December 31, 2015	9,776,250	$1.00	$1.00	8.25
Exercisable at December 31, 2015	9,776,250	$1.00	$1.00	8.25

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Assumptions:	2015	2014
Expected term (years)	3.5	4.5 - 5.5
Risk-free interest rate	1.73%	1.74%-1.93%
Expected volatility	60%	81%
Dividend yield	N/A	N/A

The weighted average fair value of options granted during 2015 and 2014 was $0.37 and $0.62, respectively.

A summary of RSU activity for the years ended December 31, 2015, and 2014 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2013	—	$—
Granted	2,500,000	0.96
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at December 31, 2014	2,500,000	0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at December 31, 2015	2,500,000	$0.96

As of December 31, 2015 there was $2.4 million of total unrecognized compensation cost related to all unvested RSUs. As of December 31, 2015 no RSUs vested as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

Note 13.	Selected Quarterly Financial Information (Unaudited)

	Year ended December 31, 2015
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$94,370	$95,728	$93,664	$89,305	$373,067
Income from operations	14,414	14,652	11,094	7,354	47,514
Net income (loss)	$7,982	$7,435	$(6,700)	$3,345	$12,062

	Year ended December 31, 2014
	First	Second	Third	Fourth	Total
	(In thousands)
Net Revenues	$89,011	$89,422	$87,893	$84,805	$351,131
Income from operations	11,331	8,174	7,097	6,749	33,351
Net income	$4,521	$1,682	$587	$190	$6,980

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the 2013 COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table sets forth certain information as of March 23, 2016 concerning our directors, executive officers and key employees:

Name	Age	Position
Alan S. Kava	50	Board Member
Peter A. Weidman	42	Board Member
Frank V. Riolo	64	Chief Executive Officer and Board Member
Edward W. Martin III	51	Chief Operating Officer, Chief Financial Officer, Treasurer and Board Member

Name	Age	Position
Phyllis A. Gilland	57	Senior Vice President, General Counsel and Secretary
Ronald P. Lurie	75	Executive Vice President, General Manager — Arizona Charlie’s Decatur
Paul N. Hobson	49	Vice President, General Manager— Stratosphere Casino Hotel & Tower
Sean L. Hammond	48	General Manager — Aquarius Casino Resort
Mark A. Majetich	65	Senior Vice President, General Manager — Arizona Charlie’s Boulder

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

 Edward W. Martin III has served as our Chief Financial Officer and Treasurer since October 2008 and as a director since March 2009. He has also served as Chief Operating Officer since August 2015. From September 2003 to May 2008, Mr. Martin was Vice President of Gaming Development for Station Casinos, Inc., a provider of gaming and entertainment in Las Vegas, NV. From September 2000 to August 2003, Mr. Martin was Senior Vice President of Finance and Strategic Planning for Silverton Casino, LLC., a provider of gaming and entertainment in Las Vegas, NV. Mr. Martin was Chief Financial Officer of the Maloof Companies from May 1994 to September 2000. From 1999-2011, he was a member of the Board of Directors of Nevada First Bank and its successor the Bank of Nevada, the Nevada affiliate of Western Alliance Bancorporation. As a member of the board he spent time as Chairman of the Audit Committee and a member of the Regulatory Oversight Committee. In August 2010, Governor Jim Gibbons appointed him to the Board of Trustees of the College Savings Plans of Nevada for a four year term and was reappointed in 2015 by Governor Brian Sandoval In August 2014, Mr. Martin became a member of the Board of Directors for The CENTECH Group, Inc., a provider of systems and solutions for federal government agencies.

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

 Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2015 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by AS 16, The Auditors Communication With Those Charged With Governance, (3) the audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence, and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2015 audited financial statements be included in this annual report on Form 10-K.

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

This report is provided by the following directors, who constitute the compensation committee:

Alan S. Kava

Peter A. Weidman

Compensation Committee Interlocks and Insider Participation

During our 2015 fiscal year, none of our officers or former officers (a) participated in deliberations concerning executive compensation of our Board of Directors, or (b) served on the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Board of Directors.

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

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan. The Company matched, within prescribed limits, 50% of eligible employees’ contributions up to 6% of any individual’s earnings. The company made no matching contributions for the years ended December 31, 2015, 2014 and 2013.

The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2015, 2014 and 2013, as applicable, by our Chief Executive Officer, or PEO, Chief Financial Officer, or PFO, and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.

ANNUAL COMPENSATION (1)

	SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Restricted Stock Units ($) (3)	Stock Option Awards ($) (4)	All Other Compensation ($) (5)	Total
Frank V. Riolo (PEO) Chief Executive Officer	2015	600,000	400,000	—	613,606	7,293	1,620,899
	2014	600,000	330,000	—	2,036,642	8,203	2,974,845
	2013	600,000	350,000	—	—	12,075	962,075

Edward W. Martin III (PFO) Chief Operating Officer, Chief Financial Officer & Treasurer	2015	400,000	300,000	—	306,803	8,912	1,015,715
	2014	400,000	230,000	—	1,018,321	7,055	1,655,376
	2013	400,000	250,000	—	—	8,756	658,756

Phyllis A. Gilland Senior Vice President, General Counsel & Secretary	2015	220,000	100,000	—	122,721	7,127	449,848
	2014	220,000	75,000	—	407,328	7,411	709,739
	2013	220,000	80,000	—	—	7,029	307,029

Thomas E. Haas Senior Vice President of Finance (PAO)	2015	250,000	26,250	—	46,020	4,374	326,644
	2014	250,000	25,000	—	152,748	2,845	430,593
	2013	250,000	25,000	—	—	2,260	277,260

Sean L. Hammond General Manager Aquarius Casino Resort	2015	200,000	40,000	—	61,361	3,204	304,565
	2014	200,000	60,000	—	203,664	2,458	466,122
	2013	200,000	60,000	—	—	1,996	261,996

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to any of the named executive officers by us.

(2)
For the year 2015, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 20, 2016, related to 2015. The amounts were paid in 2016. For the year 2014, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 15, 2015, related to 2014. The amounts were paid in 2015. For the year 2013, represents amounts approved by the Board, upon recommendation of the compensation committee, on January 17, 2014, related to 2013. The amounts were paid in 2014.

(3)	The grant date fair value of 2014 restricted stock units:

Frank V. Riolo	$1,440,000
Edward W. Martin III	$720,000
Phyllis A. Gilland	$240,000

(4)
The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected term (years)	3.5 - 5.5
Risk-free interest rate	1.73% - 1.95%
Expected volatility	60% - 81%
Dividend yield	NA

(5)
Includes contributions by ACEP for dollar value of insurance premiums and other compensation related to health insurance payments, auto allowances and other benefits. For 2015, 2014 and 2013 All Other Compensation consisted of the following:

Year	Name	Life Insurance Premiums and Health Benefits ($)	Auto Allowance ($)	Other ($)	Total All Other Compensation ($)
2015	Frank V. Riolo	3,897	3,396	—	7,293
	Edward W. Martin III	8,912	—	—	8,912
	Phyllis A. Gilland	5,952	—	1,175	7,127
	Thomas E. Haas	3,774	—	600	4,374
	Sean L. Hammond	2,604	—	600	3,204

2014	Frank V. Riolo	3,414	4,789	—	8,203
	Edward W. Martin III	7,055	—	—	7,055
	Phyllis A. Gilland	6,311	—	1,100	7,411
	Thomas E. Haas	2,245	—	600	2,845
	Sean L. Hammond	1,858	—	600	2,458

2013	Frank V. Riolo	8,703	3,372	—	12,075
	Edward W. Martin III	8,756	—	—	8,756
	Phyllis A. Gilland	6,929	—	100	7,029
	Thomas E. Haas	2,160	—	100	2,260
	Sean L. Hammond	1,896	—	100	1,996

Grants of Plan-Based Awards

On March 26, 2014 our Board of Directors approved the 2013 Plan that allows for the issuance of securities to our employees. On March 26, 2014, our Board of Directors also approved the grant of 13,035,000 stock options and 2,500,000 RSUs under the 2013 Plan to executive officers and certain key employees, effective April 1, 2014.

The following table shows plan-based awards granted to each of our Named Executive Officers during the fiscal year ended December 31, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding unexercised stock options and unvested Restricted Stock Units for each of our Named Executive Officers as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank V. Riolo	4,950,000	1,650,000	1.00	4/1/2024	1,500,000	1,560,000	1,500,000	1,560,000
Edward W. Martin III	2,475,000	825,000	1.00	4/1/2024	750,000	780,000	750,000	780,000
Phyllis A. Gilland	990,000	330,000	1.00	4/1/2024	250,000	260,000	250,000	260,000
Sean L. Hammond	495,000	165,000	1.00	4/1/2024	—	—	—	—
Thomas E. Haas	371,250	123,750	1.00	4/1/2024	—	—	—	—

(1) Stock options have vested on April 1, 2014, December 31, 2014 and December 31, 2015 and will continue to vest ratably on December 31st of 2016 if the performance and service conditions have been met.

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
We have entered into an employment agreement with Frank V. Riolo, our Chief Executive Officer, Edward W. Martin III, our Chief Financial Officer and Chief Operating Officer, , and Phyllis A. Gilland, our Senior Vice President and General Counsel that provides that in the event of termination without cause (as defined in the employment agreements), said party will receive all amounts earned, vested, due, and unpaid as of the termination date, plus a lump sum payment equal to one year of base salary, payable on the 60th day following termination.

	Base Salary	Fair Value of Restricted Stock Units	Fair Value of Stock Options	Total
Frank V. Riolo	$600,000	$1,560,000	$—	$2,160,000
Edward W. Martin III	$400,000	$780,000	$—	$1,180,000
Phyllis A. Gilland	$220,000	$260,000	$—	$480,000

Employment Agreements

We have entered into agreements with certain of our current executive officers and key personnel that regulate their employment with us, their compensation and potential severance packages.

On May 15, 2014, we have entered into amended and restated employment agreements with our Chief Executive Officer, Frank V. Riolo, our Chief Financial Officer and Chief Operating Officer, Edward W. Martin, III, and our Senior Vice President and General Counsel, Phyllis A. Gilland.

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
Compensation of Directors

Alan S. Kava and Peter A. Weidman did not receive any compensation for their service as members of our Board in 2015, 2014 or 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

For the year ended December 31, 2015, we paid Goldman Sachs approximately $2.5 million in underwriting and related fees on our debt compared to $674,000 and $3.4 million for the years ended December 31, 2014 and 2013, respectively. We also paid Goldman Sachs approximately $911,000 in interest for the year ended December 31, 2015 compared to $598,000 and $2.6 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, Goldman Sachs owned approximately $517,000 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Facility. As of December 31, 2014, Goldman Sachs owned approximately $0 of the First Lien Term Loans, $2.3 million of the Second Lien Term Loans and committed to provide up to $5 million of the Revolving Credit Facility. As of December 31, 2015 and December 31, 2014, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed fees of approximately $412,000 for the year ended December 31, 2015 compared to $394,000 and $401,000 for the years ended December 31, 2014 and 2013, respectively. In addition, we provided construction management services to Goldman Sachs RMD for hotels managed by them. We recorded revenues of $0 for the year ended December 31, 2015 compared to approximately $0 and $330,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, we owed Goldman Sachs RMD $0. As of December 31, 2015 and December 31, 2014, Goldman Sachs RMD owed us approximately $0.

On February 20, 2008 we entered into a consulting agreement with Highgate Hotels, L.P., or Highgate, pursuant to which Highgate provides asset management consulting services to us. The agreement was amended to reduce fees payable thereunder on June 25, 2009 and Highgate converted amounts due them from ACEP to contributed capital in Holdings. Highgate owns a less than 5% membership interest in Holdings. The consulting agreement expired on June 20, 2013. Highgate was entitled to receive a $1.5 million per year base consulting fee for the periods through February 20, 2011 and a $1.0 million per year base consulting fee for the periods after February 20, 2011, along with additional consulting fees up to $500,000 per year for periods after February 20, 2011 based on EBITDA results at the properties and development fees at 4% of the aggregate costs of any agreed upon development projects.  We incurred Highgate fees of approximately $0 for the year ended December 31, 2015 compared to $0 and $500,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, there were no amounts due to or from Highgate.

On February 24, 2015, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Highgate (23)% and an employee of Highgate (40)%. From December 4, 2012 through February 24, 2015 we did not use Travel Tripper LLC’s services. We expensed fees of approximately $30,000 for the year ended December 31, 2015 compared to $0 and $8,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, we owed TTL approximately $1,000 and $0, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $15,000 for the year ended December 31, 2015 compared to $21,000 and $24,000 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2015 and December 31, 2014, we owed Nor1 approximately $7,000 and $1,000, respectively.

Other Relationships and Policies

If a proposed transaction appears to or does involve a related person, the transaction is presented to our management for review. If management is unable to determine if a transaction is with a related party it will be presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

Director Independence

We believe that Messrs. Kava and Weidman are not “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, because they are the beneficial owners of 100% of the Class A Interests. ACEP has no securities listed on the NYSE and, therefore, are not subject to the NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2015 and 2014 services:

	Grant Thornton, LLP
	2015	2014
Audit related fees	$450,000	$451,300
Tax fees (1)	42,500	45,600
Total	$492,500	$496,900

Grant Thornton, LLP, did not provide any services related to financial information systems design and implementation during 2015 or 2014.

(1)	Fees related to the preparation of the consolidated tax return for the years ended December 31, 2014 and 2013.

It is the policy of the Audit Committee to pre-approve all engagements and fees of the independent public accountant and during 2015 and 2014 all such engagements and fees were pre-approved.

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

10.5
Credit and Guaranty Agreement by and among ACEP, certain subsidiaries of ACEP, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and collateral agent and documentation agent, and Goldman Sachs Lending Partners LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners and co-syndication agents and Deutsche Bank Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 8, 2015).

10.6
First Pledge and Security Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 10.2 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 8, 2015).

10.7
The Gaming Entities Pledge Agreement by and among the grantors listed on the signature pages thereto and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 to ACEP’s Form 8-K (SEC File No. 000-52975 filed on July 8, 2015).

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

+101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statement of Members’ Equity for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.

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

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ Frank V. Riolo
Frank V. Riolo
Chief Executive Officer
Date:	March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to the Board of Directors of American Casino & Entertainment Properties LLC, on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Frank V. Riolo
Frank V. Riolo	Chief Executive Officer (Principal Executive Officer)	March 23, 2016
/s/ Edward W. Martin III
Edward W. Martin III	Chief Financial Officer, Treasurer (Principal Financial Officer)	March 23, 2016

/s/ Alan Kava
Alan Kava	Board Member	March 23, 2016

/s/ Peter Weidman
Peter Weidman	Board Member	March 23, 2016

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2015. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.