Form 10-Q
period 2016-03-31
American Casino & Entertainment Properties LLC
filed 2016-05-13
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$56,521	$71,763
Investments - restricted	189	189
Accounts receivable, net	5,537	5,205
Other current assets	12,446	13,022
Total Current Assets	74,693	90,179
Property and equipment, net	1,054,030	1,053,810
Intangible and other assets	15,619	15,637
Total Assets	$1,144,342	$1,159,626

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$5,470	$5,933
Accrued expenses	20,949	16,556
Accounts payable and accrued expenses - related party	17	8
Accrued payroll and related expenses	15,671	13,329
Current portion of long-term debt	2,950	2,950
Total Current Liabilities	45,057	38,776

Long-Term Liabilities:
Long-term debt, net of unamortized discount and issuance costs	246,839	280,887
Long-term debt - related party, net of unamortized discount and issuance costs	210	517
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	247,997	282,352

Total Liabilities	293,054	321,128

Commitments and Contingencies

Members' Equity:
Members' Equity	851,288	838,498
Total Members' Equity	851,288	838,498
Total Liabilities and Members' Equity	$1,144,342	$1,159,626
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Revenues:
Casino	$55,609	$55,078
Hotel	21,622	19,387
Food and beverage	19,910	18,982
Tower, retail, entertainment and other	8,047	8,195
Gross revenues	105,188	101,642
Less promotional allowances	7,173	7,272
Net revenues	98,015	94,370

Costs And Expenses:
Casino	16,960	16,429
Hotel	9,150	8,724
Food and beverage	14,569	13,945
Other operating expenses	2,556	2,824
Selling, general and administrative	30,763	30,727
Depreciation and amortization	6,619	7,343
Gain on disposal of assets	—	(36)
Total costs and expenses	80,617	79,956

Income From Operations	17,398	14,414

Other Expense:
Loss on debt redemption	(1,053)	—
Interest expense	(3,824)	(6,292)
Interest expense - related party	(11)	(140)
Total other expense	(4,888)	(6,432)

Net Income	$12,510	$7,982

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income	$12,510	$7,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,619	7,343
Amortization of debt issuance and debt discount costs	329	644
Loss on debt redemption	1,053	—
Gain on disposal of assets	—	(36)
Share-based compensation expense	280	451
Changes in operating assets and liabilities:
Accounts receivable, net	(332)	(695)
Other assets	594	457
Accounts payable and accrued expenses	3,791	4,425
Related party activity, net	9	—
Net Cash Provided by Operating Activities	24,853	20,571

Cash Flows From Investing Activities:
Acquisition of property and equipment	(4,364)	(3,830)
Proceeds from sale of property and equipment	6	39
Net Cash Used in Investing Activities	(4,358)	(3,791)

Cash Flows From Financing Activities:
Payments on notes payable	(35,737)	(30,537)
Net Cash Used in Financing Activities	(35,737)	(30,537)

Net decrease in cash and cash equivalents	(15,242)	(13,757)
Cash and cash equivalents - beginning of period	71,763	76,953
Cash and cash equivalents - end of period	$56,521	$63,196

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$3,511	$5,793

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$3,810	$122

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2015	$—	$838,498	$838,498
Net income	—	12,510	12,510
Share-based compensation	—	280	280
Balance at March 31, 2016	$—	$851,288	$851,288

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

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by ACEP, without audit, in accordance with the accounting policies described in our 2015 audited consolidated financial statements and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed consolidated financial statements should be read in conjunction with the notes to the 2015 consolidated audited financial statements presented in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016 (SEC File No. 000-52975). Our reports are available electronically by visiting the SEC website at http://www.sec.gov. You may also visit the investor relations section of the American Casino & Entertainment Properties LLC website at http://www.acepllc.com.

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

In February 2016, FASB issued ASU No. 2016-02, Leases. It amends current guidance with the purpose of increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of this new accounting guidance will have on its consolidated financial statements.

Note 3. Related Party Transactions

During the three months ended March 31, 2016, we paid Goldman Sachs approximately $11,000 in interest, compared to approximately $140,000 during the three months ended March 31, 2015. As of March 31, 2016, Goldman Sachs owned approximately $210,000 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Facility. As of December 31, 2015, Goldman Sachs owned approximately $517,000 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Credit Facility. As of March 31, 2016 and December 31, 2015, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed Goldman Sachs RMD fees of approximately $35,000 during the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, we owed Goldman Sachs RMD $0.

On February 24, 2015, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Highgate (23%) and an employee of Highgate (40%). We expensed fees of approximately $46,000 during the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, we owed TTL approximately $15,000 and $1,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $6,000 for both the three months ended March 31, 2016 and March 31, 2015. As of March 31, 2016 and December 31, 2015, we owed Nor1 approximately $2,000 and $7,000, respectively.

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

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of March 31, 2016 and December 31, 2015, we had the following indefinite-lived intangible assets.

	March 31, 2016	December 31, 2015
	Carrying Amount	Carrying Amount
	(in thousands)
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

As of the dates set forth below, long-term debt and capital lease obligations consisted of the following:

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
2015 Term Loans due July 7, 2022, interest at a 3.75% margin above reserve-adjusted eurodollar rate, with a 1.00% floor	$257,788	$293,525
2015 Revolving Facility	—	—
Unamortized discount and debt issuance costs	(7,789)	(9,171)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	250,947	285,302
Current portion of long-term debt and capital lease obligations	(2,950)	(2,950)
Total long-term debt and capital lease obligations, net	$247,997	$282,352

2015 Term Loans and Revolving Facility

On July 7, 2015, the Company and certain of its subsidiaries, or the Guarantors, entered into a Credit and Guaranty Agreement, or the Credit Agreement, with the lenders party thereto from time to time, or the Lenders, Deutsche Bank AG New York Branch, or DBNY, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC or Goldman Sachs LP, and Deutsche Bank Securities Inc. or DBSI, as joint lead arrangers, joint bookrunners and co-syndication agents, and DBSI as documentation agent. The Guarantors pledged as collateral all of the real, personal and mixed property, including equity interests, in which liens are purported to be granted pursuant to the collateral documents. Pursuant to the terms of the Credit Agreement, the Lenders provided the Company with senior secured loan facilities in an aggregate principal amount of $310 million, consisting of $295 million of senior secured term loans, or the 2015 Term Loans, and a $15 million revolving credit facility, or the 2015 Revolving Facility. The maturity date of the 2015 Term Loans is the earlier to occur of (i) July 7, 2022 and (ii) the acceleration of the Term Loans, and the maturity date of the 2015 Revolving Facility is the earlier to occur of (i) July 7, 2020 and (ii) the acceleration of the 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of March 31, 2016, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans.The percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to, at any time, make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

On March 31, 2016 we made a voluntary principal payment of $35.0 million to the 2015 Term Loans. We also recognized a $1.1 million loss on debt redemption in connection with this principal payment.

The 2015 Revolving Facilities bear interest at a base rate plus an applicable margin that is 1.25%, 1.75% or 2.25% per annum (depending on the Company’s First Lien Leverage Ratio) or the reserve-adjusted Eurodollar rate plus an applicable margin that is 2.25%, 2.75% or 3.25% per annum (depending on the Company’s First Lien Net Leverage Ratio). In the case of eurodollar rate revolving facilities, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. We will also pay a commitment fee equal to the applicable revolving commitment fee percentage times the average daily difference between the revolving commitments and the aggregate principal amount of any outstanding revolving loans. The applicable revolving commitment fee percentage is either 0.250% or 0.375% per annum (depending on the Company’s First Lien Net Leverage Ratio). We may at the expiration of any interest period convert all or a portion of the Revolving Facility to base rate loans or Eurodollar loans. We may at any time request voluntary commitment reductions to the Revolving Facility in amounts of $1 million or greater.

As of March 31, 2016 and December 31, 2015 there were no borrowings outstanding under the 2015 Revolving Facility.

The Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) a springing financial maintenance covenant; and (iii) restrictions on distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of March 31, 2016 we were in compliance with the covenants of the Credit Agreement.

Note 6. Legal Proceedings

We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our financial condition, results of operations or liquidity.

Note 7. Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $280,000 for the three months ended March 31, 2016, compared to $451,000 for the three months ended March 31, 2015. These amounts are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
There are 16,500,000 stock options and 2,500,000 restricted stock units, or RSUs, available for issuance under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that was approved on March 26, 2014. On March 26, 2014, our Board of Directors approved the grant of 2,500,000 RSUs under the 2013 Plan to executive officers, effective April 1, 2014. RSUs only vest upon a qualifying event (generally an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or sale or other disposition of Holdings). Additionally on March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options to be measured and valued over the next three years in accordance with ASC 718, effective April 1, 2014. In 2014, the Company measured and expensed 6,517,500 stock options granted under the 2013 Plan that have already vested. In 2015, the Company measured and expensed 3,258,750 stock options granted under the 2013 Plan that have already vested. The remaining stock options will be measured and expensed ratably over the next nine months based on the establishment of performance and service conditions and will vest upon the achievement of such performance and service conditions. The stock options expire 10 years from the grant date.

As of March 31, 2016, we have approximately $840,000 of unrecognized incentive expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately nine months.

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2015	13,035,000	$1.00	$1.00	8.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2016	13,035,000	$1.00	$1.00	8.00
Vested at March 31, 2016	9,776,250	$1.00	$1.00	8.00
Exercisable at March 31, 2016	9,776,250	$1.00	$1.00	8.00

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model.

A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2015	2,500,000	$0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at March 31, 2016	2,500,000	$0.96

As of March 31, 2016, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of March 31, 2016 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 23, 2016 (SEC File No. 000-52975).

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2015.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; especially slot play (including video poker). Approximately 52.9% of our gross revenue for the three months ended March 31, 2016 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended March 31, 2016, with hotel sales representing 20.6% and food and beverage sales representing 18.9%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of our operations for the periods indicated.

	Three months ended March 31,
	2016	2015
	(in millions)
Income Statement Data:
Revenues:
Casino	$55.6	$55.1
Hotel	21.6	19.4
Food and beverage	19.9	19.0
Tower, retail, entertainment and other	8.0	8.2
Gross revenues	105.1	101.7
Less promotional allowances	7.1	7.3
Net revenues	98.0	94.4

Costs and expenses:
Casino	17.0	16.4
Hotel	9.2	8.7
Food and beverage	14.6	14.0
Other operating expenses	2.6	2.8
Selling, general and administrative	30.7	30.7
Depreciation and amortization	6.6	7.3
Total costs and expenses	80.7	79.9
Income from operations	$17.3	$14.5

EBITDA Reconciliation:
Net income	$12.5	$8.0
Interest expense	3.8	6.4
Depreciation and amortization	6.6	7.3
EBITDA	$22.9	$21.7

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

Our consolidated gross revenues increased 3.3% to $105.1 million for the three months ended March 31, 2016 from $101.7 million for the three months ended March 31, 2015. Our consolidated income from operations and EBITDA increased 19.3% and 5.5% to $17.3 million and $22.9 million for the three months ended March 31, 2016 compared to $14.5 million and $21.7 million for the three months ended March 31, 2015, respectively. The increase in our gross revenues is due primarily to higher casino, hotel and food and beverage revenues caused by higher slot coin-in and table games drop for the casino, average daily room rates for the hotel and higher average revenue per covers for food and beverage.

For the three months ended March 31, 2016 and 2015, certain expenses had an impact on income from operations and EBITDA. EBITDA for the three months ended March 31, 2016 was negatively impacted by a non-cash $1.1 million loss on debt redemption related to the voluntary $35.0 million principal payment on the 2015 Term Loans on March 31, 2016. For the three months ended March 31, 2016 our Selling, General and Administrative expense included a $280,000 non-cash expense for share-based compensation compared to $451,000 for the three months ended March 31, 2015.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 0.9% to $55.6 million for the three months ended March 31, 2016, compared to $55.1 million for the three months ended March 31, 2015. Our slot revenues increased 1.5% and table revenues increased 1.6%. Slot revenues increased due to a 0.4% increase in coin-in and table revenues increased due to a 1.7% increase in drop compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, slot machine revenues were 85.8% of casino revenues, and table game revenues were 11.2% of casino revenues, compared to 85.3% and 11.1% of casino revenues, respectively, for the three months ended March 31, 2015. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 15.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Bingo revenues decreased 25.9% compared to the three months ended March 31, 2015, due to a 2.4 percentage point decrease in hold percentage and a 2.1% decrease in bingo write. Race and sports book revenues decreased 7.0% compared to the three months ended March 31, 2015 due to a 2.1 percentage point decrease in hold percentage. Poker revenues decreased 9.6% compared to the three months ended March 31, 2015 due to reduced tournament revenues. Keno revenues increased 16.6% compared to the three months ended March 31, 2015 due to a 5.8 percentage point increase in hold percentage. Casino operating expenses increased 3.7% to $17.0 million for the three months ended March 31, 2016, compared to $16.4 million for the three months ended March 31, 2015. The increase was due primarily to higher labor costs and slot participation expenses. Our casino operating margin decreased to 69.4% for the three months ended March 31, 2016, compared to 70.2% for the three months ended March 31, 2015.

Hotel

Hotel revenues increased 11.3% to $21.6 million for the three months ended March 31, 2016 from $19.4 million for the three months ended March 31, 2015. Average daily room rates increased for all properties and occupancy increased for all properties except the Aquarius. Overall room occupancy declined to 71.0% for the three months ended March 31, 2016 compared to 71.3% for the three months ended March 31, 2015. Our hotel expenses increased 5.7% to $9.2 million for the three months ended March 31, 2016, compared to $8.7 million for the three months ended March 31, 2015 due primarily to higher labor costs and commissions and brokers fees. Due to the increase in revenues, our hotel operating margin increased to 57.4% for the three months ended March 31, 2016 as compared to 55.2% for the three months ended March 31, 2015.

Food & Beverage

Food and beverage revenues increased 4.7% to $19.9 million for the three months ended March 31, 2016, compared to $19.0 million for the three months ended March 31, 2015. Food and beverage revenues increased at Stratosphere and the Aquarius. Overall, food covers and beverage covers decreased 3.7% and 1.0%, respectively, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Average revenue per cover for the three months ended March 31, 2016 increased 8.9% compared to the three months ended March 31, 2015. Our food and beverage expenses increased 4.3% to $14.6 million for the three months ended March 31, 2016 compared to $14.0 million for the three months ended March 31, 2015 due to higher labor costs. Our food and beverage operating margin was 26.6% for the three months ended March 31, 2016 compared to 26.3% for the three months ended March 31, 2015.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 2.4% to $8.0 million for the three months ended March 31, 2016, compared to $8.2 million for the three months ended March 31, 2015. Tower revenues decreased 6.4% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Tower guests decreased 1.6% and revenue per guest decreased 4.3% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Entertainment revenue increased 63.4% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 due primarily to more performances of the MJ Live show at the Stratosphere. MJ Live debuted on March 30, 2015. Retail revenue increased 3.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Other operating revenues decreased 1.4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Other operating expenses decreased 7.1% to $2.6 million for the three months ended March 31,

2016 compared to $2.8 million for the three months ended March 31, 2015 due primarily to decreased entertainer fees and labor costs.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.8% for the three months ended March 31, 2016 from 13.2% for the three months ended March 31, 2015. The decrease in promotional allowances was due primarily to decreased food and room promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses were unchanged at $30.7 million, or 29.2% of gross revenues, for the three months ended March 31, 2016, compared to $30.7 million, or 30.2% of gross revenues for the three months ended March 31, 2015. Non-cash share-based compensation expenses were $280,000 for the three months ended March 31, 2016 compared to $451,000 and for the three months ended March 31, 2015. During the three months ended March 31, 2016, increased labor costs, supplies and credit card fees were offset by reduced utilities expenses and guest loss and damage expenses compared to the three months ended March 31, 2015.

Interest Expense

Interest expense decreased 40.6% to $3.8 million for the three months ended March 31, 2016, compared to $6.4 million for the three months ended March 31, 2015. The decrease was due to the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015.

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

As of March 31, 2016 we had $56.5 million in cash and cash equivalents compared to $63.2 million on March 31, 2015. Net cash provided by operating activities was $24.9 million for the three months ended March 31, 2016 compared to $20.6 million for the three months ended March 31, 2015. The increase in cash flow from operations was driven primarily by increased net revenue.

During the three months ended March 31, 2016, our total capital expenditures were $8.2 million (including approximately $3.8 million in non-cash items), of which approximately $1.0 million was spent on slot machine replacements and conversions, $1.0 million on renovations to our rooms, public areas and food and beverage venues, $3.1 million on pool renovations at the Stratosphere and Aquarius, $400,000 on our information technology systems and $2.7 million on our facilities and operations. For the three months ended March 31, 2015, our total capital expenditures were $3.9 million (including approximately $122,000 in non-cash items), of which approximately $700,000 was spent on slot machine replacements and conversions, $900,000 for renovations to our rooms, public areas and food and beverage venues and $2.3 million on our facilities and operations.

Cash flows used in financing activities were $35.7 million for the three months ended March 31, 2016 compared to $30.5 million for the three months ended March 31, 2015. On March 31, 2016, in respect of the 2015 Term Loans, we made a $35.0 million voluntary principal payment. On March 31, 2015, in respect of the First Lien Term Loans, we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million. On July 7, 2015, proceeds from the issuance of the 2015 Term Loans of $293.5 million were used together with cash on hand to repay in full the Company’s existing debt under the 2013 Credit Agreements.

Our primary cash requirements for the next twelve months are expected to include (i) expenses associated with ongoing day-to-day operations, (ii) interest and principal payments on indebtedness, (iii) payments for design and development costs of future projects, and (iv) regular maintenance and other capital expenditures. During 2016, we currently anticipate spending approximately $30 million on capital projects.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million of 2015 Term Loans and a $15 million 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans. The percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

We believe our cash flow from operations and our cash balances will be sufficient to fund our operations, interest payments and capital expenditures for the next twelve months. However, our ability to fund our operations, make payments on our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as the factors described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 23, 2016 (SEC File No. 000-52975).

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the 2015 Term Loans was approximately $258.4 million as of March 31, 2016.

For the three months ended March 31, 2016, we incurred approximately $3.8 million in interest expense. Interest on the 2015 Term Loans is variable and based on reserve-adjusted eurodollar rate plus a margin, with a floor rate of 1.00%. If the reserve-adjusted eurodollar rate increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $2.6 million.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million of 2015 Term Loans, and a $15 million 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of March 31, 2016, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company was required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

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

There were no changes in our internal control over financial reporting that occurred during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 23, 2016 (SEC File No. 000-52975). There were no material changes to those risk factors during the three months ended March 31, 2016.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	May 13, 2016

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statement of Members’ Equity for the three months ended March 31, 2016; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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