Form 10-Q
period 2016-06-30
American Casino & Entertainment Properties LLC
filed 2016-08-12
CIK 1297735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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
Yes ☐ No ☒

i

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$62,674	$71,763
Investments - restricted	189	189
Accounts receivable, net	5,207	5,205
Other current assets	13,998	13,022
Total Current Assets	82,068	90,179
Property and equipment, net	1,053,942	1,053,810
Intangible and other assets	15,597	15,637
Total Assets	$1,151,607	$1,159,626

Liabilities and Members' Equity
Current Liabilities:
Accounts payable	$6,700	$5,933
Accrued expenses	17,641	16,556
Accounts payable and accrued expenses - related party	19	8
Accrued payroll and related expenses	12,837	13,329
Current portion of long-term debt	2,950	2,950
Total Current Liabilities	40,147	38,776

Long-Term Liabilities:
Long-term debt, net of unamortized discount and issuance costs	246,607	280,887
Long-term debt - related party, net of unamortized discount and issuance costs	—	517
Capital lease obligations, less current portion	948	948
Total Long-Term Liabilities	247,555	282,352

Total Liabilities	287,702	321,128

Commitments and Contingencies

Members' Equity:
Members' Equity	863,905	838,498
Total Members' Equity	863,905	838,498
Total Liabilities and Members' Equity	$1,151,607	$1,159,626
See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Revenues:
Casino	$52,417	$51,580
Hotel	23,007	21,998
Food and beverage	21,133	20,100
Tower, retail, entertainment and other	8,556	8,926
Gross revenues	105,113	102,604
Less promotional allowances	7,168	6,876
Net revenues	97,945	95,728

Costs And Expenses:
Casino	16,495	15,757
Hotel	9,685	9,530
Food and beverage	15,534	14,874
Other operating expenses	2,524	2,799
Selling, general and administrative	31,274	30,772
Depreciation and amortization	6,747	7,376
Gain on disposal of assets	—	(32)
Total costs and expenses	82,259	81,076

Income From Operations	15,686	14,652

Other Expense:
Loss on debt redemption	—	(1,128)
Interest expense	(3,336)	(6,088)
Interest expense - related party	(12)	(1)
Total other expense	(3,348)	(7,217)

Net Income	$12,338	$7,435

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Revenues:
Casino	$108,026	$106,658
Hotel	44,629	41,385
Food and beverage	41,043	39,082
Tower, retail, entertainment and other	16,603	17,121
Gross revenues	210,301	204,246
Less promotional allowances	14,341	14,148
Net revenues	195,960	190,098

Costs And Expenses:
Casino	33,455	32,186
Hotel	18,835	18,254
Food and beverage	30,103	28,819
Other operating expenses	5,080	5,623
Selling, general and administrative	62,037	61,499
Depreciation and amortization	13,366	14,719
Gain on disposal of assets	—	(68)
Total costs and expenses	162,876	161,032

Income From Operations	33,084	29,066

Other Expense:
Loss on debt redemption	(1,053)	(1,128)
Interest expense	(7,160)	(12,380)
Interest expense - related party	(23)	(141)
Total other expense	(8,236)	(13,649)

Net Income	$24,848	$15,417

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Cash Flows From Operating Activities:
Net income	$24,848	$15,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,366	14,719
Amortization of debt issuance and debt discount costs	625	1,207
Loss on debt redemption	1,053	1,128
Gain on disposal of assets	—	(68)
Share-based compensation expense	559	601
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	(798)
Other assets	(936)	349
Accounts payable and accrued expenses	2,324	1,666
Related party activity, net	11	—
Net Cash Provided by Operating Activities	41,848	34,221

Cash Flows From Investing Activities:
Acquisition of property and equipment	(14,509)	(7,391)
Proceeds from sale of property and equipment	47	71
Net Cash Used in Investing Activities	(14,462)	(7,320)

Cash Flows From Financing Activities:
Payments on notes payable	(36,475)	(31,075)
Net Cash Used in Financing Activities	(36,475)	(31,075)

Net decrease in cash and cash equivalents	(9,089)	(4,174)
Cash and cash equivalents - beginning of period	71,763	76,953
Cash and cash equivalents - end of period	$62,674	$72,779

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest, net of amounts capitalized	$6,561	$11,302

Supplemental Disclosures of Non-Cash Items:

Accrued capital expenditures	$365	$588

See notes to condensed consolidated financial statements.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Equity	Class B Equity	Total Equity
Balance at December 31, 2015	$—	$838,498	$838,498
Net income	—	24,848	24,848
Share-based compensation	—	559	559
Balance at June 30, 2016	$—	$863,905	$863,905

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue arising from contracts with customers is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers. This update provides clarification on two topics contained in ASU No. 2014-09 - identifying performance obligations and the licensing implementation guidance. The effective date for the amendments in this update is the same as ASU No. 2014-09. The Company is currently assessing the impact the adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Note 3. Related Party Transactions

During the three months ended June 30, 2016, we paid Goldman Sachs approximately $12,000 in interest, compared to approximately $1,000 during the three months ended June 30, 2015. During the six months ended June 30, 2016, we paid Goldman Sachs approximately $23,000 in interest, compared to approximately $141,000 during the six months ended June 30, 2015. As of June 30, 2016, Goldman Sachs owned $0 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Facility. As of December 31, 2015, Goldman Sachs owned approximately $517,000 of the 2015 Term Loans and committed to provide up to $7.5 million of the 2015 Revolving Credit Facility. As of June 30, 2016 and December 31, 2015, there was no accrued interest due to Goldman Sachs.

The Realty Management Division of Goldman Sachs, or Goldman Sachs RMD, provides various services to us such as environmental services and insurance brokerage. We expensed Goldman Sachs RMD fees of approximately $375,000 during the three months ended June 30, 2016, compared to $376,000 for the three months ended June 30, 2015. We expensed Goldman Sachs RMD fees of approximately $410,000 during the six months ended June 30, 2016, compared to $376,000 for the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, we owed Goldman Sachs RMD $0.

On February 24, 2015, we entered into an agreement with Travel Tripper LLC, or TTL, to utilize their technology for online hotel reservations. TTL is owned by an affiliate of Highgate (23%) and an employee of Highgate (40%). We expensed fees of approximately $53,000 during the three months ended June 30, 2016 compared to $0 for the three months ended June 30, 2015. We expensed fees of approximately $99,000 during the six months ended June 30, 2016 compared to $0 for the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, we owed TTL approximately $18,000 and $1,000, respectively.

On October 3, 2008, we entered into a participation agreement with Nor1, Inc., or Nor1, to utilize their technology to help sell perishable suite and room inventories. Nor1 gives the guest who books on-line the opportunity to book a non-guaranteed suite or upgraded rooms at a discounted rate if such is available at check-in. If the suite or upgraded room is awarded, Nor1 is paid 25% of the upgrade fee. Goldman Sachs owns less than 5% of Nor1. We expensed fees of approximately $5,000 during the three months ended June 30, 2016 compared to $3,000 for the three months ended June 30, 2015. We expensed fees of approximately $11,000 during the six months ended June 30, 2016 compared to $6,000 for the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, we owed Nor1 approximately $1,000 and $7,000, respectively.

If a proposed transaction appears to or does involve a related person, the transaction is presented to our management for review. If management determines such transaction involves a related party or is unable to determine if a transaction is with a related party it will be presented to our audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

Note 4. Intangible Assets

Pursuant to authoritative guidance, indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Our indefinite-lived intangible assets consist of trade names. Intangible assets are recorded at cost or at fair value on the date of acquisition.

As of June 30, 2016 and December 31, 2015, we had the following indefinite-lived intangible assets.

	June 30, 2016	December 31, 2015
	Carrying Amount	Carrying Amount
	(in thousands)
Non-amortizing intangible assets:
Trade Name	$15,507	$15,507
	$15,507	$15,507

Note 5. Debt

As of the dates set forth below, long-term debt and capital lease obligations consisted of the following:

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
2015 Term Loans due July 7, 2022, interest at a 3.75% margin above reserve-adjusted eurodollar rate, with a 1.00% floor	$257,050	$293,525
2015 Revolving Facility	—	—
Unamortized discount and debt issuance costs	(7,493)	(9,171)
Capital lease obligations	948	948
Total long-term debt and capital lease obligations	250,505	285,302
Current portion of long-term debt and capital lease obligations	(2,950)	(2,950)
Total long-term debt and capital lease obligations, net	$247,555	$282,352

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

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar rate loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods, with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of June 30, 2016, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans. The percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to, at any time, make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

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

As of June 30, 2016 and December 31, 2015 there were no borrowings outstanding under the 2015 Revolving Facility.

The Credit Agreement includes a number of covenants that place restrictions on how we may operate our business, including, among others (i) restrictions on incurring other indebtedness and liens; (ii) a springing financial maintenance covenant; and (iii) restrictions on distributions, investments, acquisitions, significant asset disposals or making fundamental changes to our business. As of June 30, 2016 we were in compliance with the covenants of the Credit Agreement.

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

Note 7. Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation-Stock Compensation. We recognized share-based compensation expenses of approximately $279,000 for the three months ended June 30, 2016, compared to $150,000 for the three months ended June 30, 2015. We recognized share-based compensation expenses of approximately $559,000 for the six months ended June 30, 2016, compared to $601,000 for the six months ended June 30, 2015. These amounts are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
There are 16,500,000 stock options and 2,500,000 restricted stock units, or RSUs, available for issuance under the W2007/ACEP Holdings, LLC 2013 Management Incentive Plan, or 2013 Plan, that was approved on March 26, 2014. On March 26, 2014, our Board of Directors approved the grant of 2,500,000 RSUs under the 2013 Plan to executive officers, effective April 1, 2014. RSUs only vest upon a qualifying event (generally an initial public offering, the sale or disposition of Holdings’ membership interests in the Company, or sale or other disposition of Holdings). Additionally on March 26, 2014, our Board of Directors approved the grant of 13,035,000 stock options to be measured and valued over the next three years in accordance with ASC 718, effective April 1, 2014. In 2014, the Company measured and expensed 6,517,500 stock options granted under the 2013 Plan that have already vested. In 2015, the Company measured and expensed 3,258,750 stock options granted under the 2013 Plan that have already vested. The remaining stock options will be measured and expensed ratably over the next six months based on the establishment of performance and service conditions and will vest upon the achievement of such performance and service conditions. The stock options expire 10 years from the grant date.

As of June 30, 2016, we have approximately $560,000 of unrecognized incentive expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately six months.

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding at December 31, 2015	13,035,000	$1.00	$1.00	8.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2016	13,035,000	$1.00	$1.00	7.75
Vested at June 30, 2016	9,776,250	$1.00	$1.00	7.75
Exercisable at June 30, 2016	9,776,250	$1.00	$1.00	7.75

The fair value of each stock option granted under the 2013 Plan is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model.

A summary of RSU activity for the six months ended June 30, 2016 is as follows:

	RSUs	Grant Date Fair Value per RSU

Outstanding at December 31, 2015	2,500,000	$0.96
Granted	—	—
Exercised	—	—
Canceled	—	—
Vested	—	—
Outstanding at June 30, 2016	2,500,000	$0.96

As of June 30, 2016, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock awards. As of June 30, 2016 no shares were exercisable as the shares only vest upon the occurrence of a qualifying event. Compensation costs will be recognized when a qualifying event becomes probable.

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

Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations; especially slot play (including video poker). Approximately 49.9% of our gross revenue for the three months ended June 30, 2016 was generated from our gaming operations. Hotel and food and beverage sales generated similar percentages of our gross revenue during the three months ended June 30, 2016, with hotel sales representing 21.9% and food and beverage sales representing 20.1%. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop”, “slot coin-in" and “bingo write,” which are measures of the total amounts wagered by patrons. “Win” or “hold percentage” represents the percentage of table games drop, slot coin-in or bingo write that is retained by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guests served, and the average check amount per guest.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of our operations for the periods indicated.

	Three months ended June 30,
	2016	2015
	(in millions)
Income Statement Data:
Revenues:
Casino	$52.4	$51.6
Hotel	23.0	22.0
Food and beverage	21.1	20.1
Tower, retail, entertainment and other	8.6	8.9
Gross revenues	105.1	102.6
Less promotional allowances	7.2	6.9
Net revenues	97.9	95.7

Costs and expenses:
Casino	16.5	15.8
Hotel	9.7	9.5
Food and beverage	15.5	14.9
Other operating expenses	2.5	2.8
Selling, general and administrative	31.3	30.7
Depreciation and amortization	6.7	7.4
Total costs and expenses	82.2	81.1
Income from operations	$15.7	$14.6

EBITDA Reconciliation:
Net income	$12.3	$7.4
Interest expense	3.3	6.1
Depreciation and amortization	6.7	7.4
EBITDA	$22.3	$20.9

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

Our consolidated gross revenues increased 2.4% to $105.1 million for the three months ended June 30, 2016 from $102.6 million for the three months ended June 30, 2015. Our consolidated income from operations and EBITDA increased 7.5% and 6.7% to $15.7 million and $22.3 million for the three months ended June 30, 2016 compared to $14.6 million and $20.9 million for the three months ended June 30, 2015, respectively. The increase in our gross revenues is due primarily to higher casino, hotel and food and beverage revenues caused by higher slot coin-in and hold for the casino, occupancy and average daily room rates for the hotel and higher average revenue per covers for food and beverage.

For the three months ended June 30, 2016 and 2015, certain expenses had an impact on income from operations and EBITDA. EBITDA for the three months ended June 30, 2015 was negatively impacted by a non-cash $1.1 million loss on debt redemption related to our $30.0 million principal payment on the First Lien Term Loans. For the three months ended June 30, 2016 our Selling, General and Administrative expense included a $279,000 non-cash expense for share-based compensation compared to $150,000 for the three months ended June 30, 2015.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 1.6% to $52.4 million for the three months ended June 30, 2016, compared to $51.6 million for the three months ended June 30, 2015. Our slot revenues increased 3.9% and table revenues decreased 7.9%. Slot revenues increased due to a 2.3% increase in coin-in and a 0.1 percentage point increase in hold while table revenues decreased due to a 2.2 percentage point decrease in drop compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, slot machine revenues were 86.6% of casino revenues, and table game revenues were 11.1% of casino revenues, compared to 84.7% and 12.2% of casino revenues, respectively, for the three months ended June 30, 2015. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 25.0% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Bingo revenues decreased 8.8% compared to the three months ended June 30, 2015, due to a 0.4 percentage point decrease in hold percentage and a 8.3% decrease in patrons. Race and sports book revenues decreased 21.3% compared to the three months ended June 30, 2015 due to a 3.5 percentage point decrease in hold percentage. Poker revenues decreased 12.1% compared to the three months ended June 30, 2015. Keno revenues decreased 0.5% compared to the three months ended June 30, 2015 due to a 2.5 percentage point decrease in hold percentage. Casino operating expenses increased 4.4% to $16.5 million for the three months ended June 30, 2016, compared to $15.8 million for the three months ended June 30, 2015. The increase was due primarily to higher labor costs and slot participation expenses. Our casino operating margin decreased to 68.5% for the three months ended June 30, 2016, compared to 69.4% for the three months ended June 30, 2015.

Hotel

Hotel revenues increased 4.5% to $23.0 million for the three months ended June 30, 2016 from $22.0 million for the three months ended June 30, 2015. Average daily room rates increased for all properties. Occupancy increased for Arizona Charlie's Boulder and the Aquarius, was unchanged for Arizona Charlie's Decatur, and declined slightly for the Stratosphere. Overall room occupancy increased to 76.6% for the three months ended June 30, 2016 compared to 75.3% for the three months ended June 30, 2015. Our hotel expenses increased 2.1% to $9.7 million for the three months ended June 30, 2016, compared to $9.5 million for the three months ended June 30, 2015 due primarily to higher labor costs. Due to the increase in average daily room rates, our hotel operating margin increased to 57.8% for the three months ended June 30, 2016 as compared to 56.8% for the three months ended June 30, 2015.

Food & Beverage

Food and beverage revenues increased 5.0% to $21.1 million for the three months ended June 30, 2016, compared to $20.1 million for the three months ended June 30, 2015. Food and beverage revenues increased at Stratosphere and the Aquarius and slightly declined at the Arizona Charlie's properties. Overall, food covers and beverage covers increased 0.1% and 1.1%, respectively, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Average revenue per cover for the three months ended June 30, 2016 increased 5.1% compared to the three months ended June 30, 2015. Our food and beverage expenses increased 4.0% to $15.5 million for the three months ended June 30, 2016 compared to $14.9 million for the three months ended June 30, 2015 due to higher labor costs, entertainer fees, cost of goods and supplies. Our food and beverage operating margin increased to 26.5% for the three months ended June 30, 2016 compared to 25.9% for the three months ended June 30, 2015.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 3.4% to $8.6 million for the three months ended June 30, 2016, compared to $8.9 million for the three months ended June 30, 2015. Tower revenues decreased 10.3% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Tower guests decreased 5.3% and revenue per guest decreased 8.5% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Tower guests and revenue decreased due in part to a 14.3% increase in weather and ride related downtime compared to the three months ended June 30, 2015. Entertainment revenue increased 5.3% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 due primarily to more increased revenue for the MJ Live show at the Stratosphere. Retail revenue increased 10.1% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Other operating revenues decreased 0.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Other operating expenses decreased 10.7% to $2.5 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015 due primarily to decreased entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.7% for the three months ended June 30, 2016 from 13.4% for the three months ended June 30, 2015. The increase in promotional allowances was due primarily to increased room, beverage and retail promotions.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 2.0% to $31.3 million, or 29.8% of gross revenues, for the three months ended June 30, 2016, compared to $30.7 million, or 29.9% of gross revenues for the three months ended June 30, 2015. Non-cash share-based compensation expenses were $279,000 for the three months ended June 30, 2016 compared to $150,000 and for the three months ended June 30, 2015. During the three months ended June 30, 2016, labor costs, other tax and licenses and advertising and marketing related expenses increased by $294,000, $594,000, and $433,000, respectively, compared to the three months ended June 30, 2015. These increases were partially offset as utilities expenses and guest loss and damage expenses decreased $508,000 and $426,000, respectively, compared to the three months ended June 30, 2015.

Interest Expense

Interest expense decreased 45.9% to $3.3 million for the three months ended June 30, 2016, compared to $6.1 million for the three months ended June 30, 2015. The decrease was due to the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015 and a $35.0 million principal payment on the 2015 Term Loans on March 31, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of our operations for the periods indicated.

	Six months ended June 30,
	2016	2015
	(in millions)
Income Statement Data:
Revenues:
Casino	$108.0	$106.7
Hotel	44.6	41.4
Food and beverage	41.0	39.1
Tower, retail, entertainment and other	16.6	17.1
Gross revenues	210.2	204.3
Less promotional allowances	14.3	14.2
Net revenues	195.9	190.1

Costs and expenses:
Casino	33.5	32.2
Hotel	18.8	18.3
Food and beverage	30.1	28.8
Other operating expenses	5.1	5.6
Selling, general and administrative	62.0	61.4
Depreciation and amortization	13.4	14.7
Total costs and expenses	162.9	161.0
Income from operations	$33.0	$29.1

EBITDA Reconciliation:
Net income	$24.8	$15.4
Interest expense	7.2	12.5
Depreciation and amortization	13.4	14.7
EBITDA	$45.4	$42.6

Our consolidated gross revenues increased 2.9% to $210.2 million for the six months ended June 30, 2016 from $204.3 million and for the six months ended June 30, 2015. Our consolidated income from operations and EBITDA increased 13.4% and 6.6% to $33.0 million and $45.4 million for the six months ended June 30, 2016 compared to $29.1 million and $42.6 million for the six months ended June 30, 2015, respectively. The increase in our gross revenues and income from operations is due primarily to higher casino, hotel and food and beverage revenues caused by increased slot coin-in for the casino, higher occupancy and average daily room rates for the hotel and higher average revenue per cover for food and beverage.

For the six months ended June 30, 2016 and 2015, certain expenses had an impact on income from operations and EBITDA. For the six months ended June 30, 2016 our Selling, General and Administrative ("SG&A") expense included a $559,000 non-cash expense for share-based compensation compared to $601,000 for the six months ended June 30, 2015. EBITDA for the six months ended June 30, 2016 was negatively impacted by a non-cash $1.1 million loss on debt redemption related to the voluntary $35.0 million principal payment on the 2015 Term Loans on March 31, 2016. During the six months ended June 30, 2015, we recognized a non-cash loss on debt redemption of approximately $1.1 million related to our $30.0 million principal payment on the First Lien Term Loans.

Casino

Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 1.2% to $108.0 million for the six months ended June 30, 2016, compared to $106.7 million for the six months ended June 30, 2015. Our slot revenues increased 2.5% while table revenues decreased 3.2%. Slot revenues increased due to a 1.3% increase in coin-in and table games revenues decreased due to the combination of a 1.8% increase in drop and a 1.1 percentage point decrease in hold compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, slot machine revenues were 86.1% of casino revenues, and table game revenues were 11.1% of casino revenues, compared to 85.0% and 11.6% of casino revenues, respectively, for the six months ended June 30, 2015. Other casino revenues, consisting of race and sports book, poker, bingo and keno, decreased 16.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Bingo revenues decreased 19.6% due to a 1.4 percentage point decrease in hold percentage and a 8.9% decrease in patrons. Race and sports book revenues decreased 13.4% compared to the six months ended June 30, 2015 due to a combination of a 8.7% increase in handle and a 2.7 percentage point decrease in hold percentage. Poker revenues decreased 10.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Casino operating expenses increased 4.0% to $33.5 million for the six months ended June 30, 2016, compared to $32.2 million for the six months ended June 30, 2015. The increase was due primarily to higher slot participation expenses and labor costs. Our casino operating margin declined to 69.0% for the six months ended June 30, 2016, compared to 69.8% for the six months ended June 30, 2015.

Hotel

Hotel revenues increased 7.7% to $44.6 million for the six months ended June 30, 2016 from $41.4 million for the six months ended June 30, 2015. Average daily room rates increased for all properties and occupancy increased for all properties except the Aquarius. Overall room occupancy increased to 73.8% for the six months ended June 30, 2016 compared to 73.3% for the six months ended June 30, 2015. Our hotel expenses increased 2.7% to $18.8 million for the six months ended June 30, 2016, compared to $18.3 million for the six months ended June 30, 2015 due primarily to higher labor costs and commissions and brokers fees. The increased costs were primarily related to higher occupancy during the first six months of 2016 compared to the first six months of 2015. Due to the increase in average daily room rates, our hotel operating margin increased to 57.8% for the six months ended June 30, 2016 as compared to 55.8% for the six months ended June 30, 2015.

Food & Beverage

Food and beverage revenues increased 4.9% to $41.0 million for the six months ended June 30, 2016, compared to $39.1 million for the six months ended June 30, 2015.  Food and beverage revenues increased at Stratosphere and the Aquarius and declined at the Arizona Charlie's properties. Overall, food covers and beverage covers decreased 1.8% and increased 0.1%, respectively, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  Average revenue per cover for the six months ended June 30, 2016 increased 6.9% compared to the six months ended June 30, 2015. Our food and beverage expenses increased 4.5% to $30.1 million for the six months ended June 30, 2016 compared to $28.8 million for the six months ended June 30, 2015 due to higher labor costs, food and beverage cost of goods and entertainer fees. Our food and beverage operating margin increased to 26.6% for the six months ended June 30, 2016 as compared to 26.3% for the six months ended June 30, 2015.

Tower, Retail, Entertainment and Other

Tower, retail, entertainment and other revenues decreased 2.9% to $16.6 million for the six months ended June 30, 2016, compared to $17.1 million for the six months ended June 30, 2015. Tower revenues decreased 8.5% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Tower guests decreased 3.6% and revenue per guest decreased 5.3% compared to the six months ended June 30, 2015. Entertainment revenue increased 28.4% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 due primarily to due primarily to more performances of the MJ Live show at the Stratosphere. MJ Live debuted on March 30, 2015. Retail revenue increased 6.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Other operating revenue decreased 1.0% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to decreased project development revenue. Project development revenues consist of revenues received in exchange for construction management services provided to certain hotel and gaming entities. Other operating expenses decreased 8.9% to $5.1 million for the six months ended June 30, 2016 compared to $5.6 million for the six months ended June 30, 2015. The decrease in other operating expenses was due primarily to lower labor costs and entertainer fees.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.2% for the six months ended June 30, 2016 from 13.3% for the six months ended June 30, 2015. Increased room, bingo and retail promotions were partially offset by reduced food promotions.

Selling, General and Administrative (‘‘SG&A’’)

Selling, general and administrative expenses are primarily comprised of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 1.0% to $62.0 million, or 29.5% of gross revenues, for the six months ended June 30, 2016, compared to $61.4 million, or 30.1% of gross revenues for the six months ended June 30, 2015. Non-cash expense for share-based compensation was $559,000 for the six months ended June 30, 2016 compared to $601,000 for the six months ended June 30, 2015. Additionally, for the six months ended June 30, 2016, our labor costs increased by $565,000; other tax and license expenses increased by $512,000; and our advertising and related marketing expense increased by $552,000 compared to the six months ended June 30, 2015. These increased expenses were partially offset by an $816,000 decrease in utilities and a $472,000 decrease in guest loss and damage compared to the six months ended June 30, 2015.

Interest Expense

Interest expense decreased 42.4% to $7.2 million for the six months ended June 30, 2016, compared to $12.5 million for the six months ended June 30, 2015. This decrease was due to a $30.0 million principal payment on the First Lien Term Loans on March 31, 2015, the issuance of the 2015 Term Loans to prepay in full the Company's existing debt under the 2013 Credit Agreements on July 7, 2015, and a $35.0 million principal payment on the 2015 Term Loans on March 31, 2016.

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

As of June 30, 2016 we had $62.7 million in cash and cash equivalents compared to $72.8 million on June 30, 2015. Net cash provided by operating activities was $41.8 million for the six months ended June 30, 2016 compared to $34.2 million for the six months ended June 30, 2015. The increase in cash flow from operations was driven primarily by increased net revenue.

During the six months ended June 30, 2016, our total capital expenditures were $14.9 million (including approximately $365,000 in non-cash items), of which approximately $1.9 million was spent on slot machine replacements and conversions, $2.0 million on renovations to our rooms, public areas and food and beverage venues, $5.8 million on pool renovations at the Stratosphere and Aquarius, $1.6 million on our information technology systems and $3.6 million on our facilities and operations. For the six months ended June 30, 2015, our total capital expenditures were $8.0 million (including approximately $588,000 in non-cash items), of which approximately $2.4 million was spent on slot machine replacements and conversions, $2.5 million on renovations to our rooms, public areas and food and beverage venues, $500,000 on our information technology systems and $2.6 million on our facilities and operations.

Cash flows used in financing activities were $36.5 million for the six months ended June 30, 2016 compared to $31.1 million for the six months ended June 30, 2015. On March 31, 2016, in respect of the 2015 Term Loans, we made a $35.0 million voluntary principal payment. On March 31, 2015, in respect of the First Lien Term Loans, we made an "excess cash flow" principal payment for the 2014 fiscal year of approximately $9.4 million and a voluntary principal payment of $20.6 million. On July 7, 2015, proceeds from the issuance of the 2015 Term Loans of $293.5 million were used together with cash on hand to repay in full the Company’s existing debt under the 2013 Credit Agreements.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the 2015 Term Loans was approximately $255.1 million as of June 30, 2016.

For the six months ended June 30, 2016, we incurred approximately $7.2 million in interest expense. Interest on the 2015 Term Loans is variable and based on reserve-adjusted eurodollar rate plus a margin, with a floor rate of 1.00%. If the reserve-adjusted eurodollar rate increased by 1.00% above the floor rate, our annual interest costs would increase by approximately $2.6 million.

On July 7, 2015, we entered into a Credit and Guaranty Agreement in an aggregate principal amount of $310 million, consisting of $295 million of 2015 Term Loans, and a $15 million 2015 Revolving Facility. The proceeds of the 2015 Term Loans were used, together with cash on hand of approximately $17.4 million, to repay in full the Company’s existing debt under the 2013 Credit Agreements.

The 2015 Term Loans bear interest either at a base rate plus 2.75% per annum or at the reserve-adjusted eurodollar rate plus 3.75% per annum. In the case of eurodollar loans, interest is computed on the basis of a 360-day year and the actual number of days between interest periods with interest payable on the last day of each interest period of one month, two months, or three months, or, in the case of interest periods longer than three months, every three months. As of June 30, 2016, all outstanding 2015 Term Loans are eurodollar loans. The 2015 Term Loans are subject to scheduled principal payments on the last day of each calendar quarter ending on and after December 31, 2015 in an amount equal to 0.25% of the original principal balance. The 2015 Term Loans are also subject to annual principal payments based on excess cash flow. For the fiscal year ending December 31, 2015, the Company was required to make a principal payment equal to 50% of excess cash flow for the period of August 1, 2015 through December 31, 2015, and for all fiscal years ending on and after December 31, 2016 through the maturity date of the 2015 Term Loans, the percentage of excess cash flow required to be prepaid will vary based on the ratio of total indebtedness (net of unrestricted cash) to trailing four quarter adjusted EBITDA. In addition, we are entitled to at any time make voluntary principal prepayments to the 2015 Term Loans in amounts of $1 million or greater.

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

There were no changes in our internal control over financial reporting that occurred during the first six months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in Item 1A of our annual report on Form 10-K, filed with the SEC on March 23, 2016 (SEC File No. 000-52975). There were no material changes to those risk factors during the six months ended June 30, 2016.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CASINO & ENTERTAINMENT PROPERTIES LLC

By:	/s/ EDWARD W. MARTIN, III
Edward W. Martin, III
Authorized Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	August 12, 2016

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (v) Unaudited Condensed Consolidated Statement of Members’ Equity for the six months ended June 30, 2016; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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